Form 10-Q
period 2020-06-30
Sustainable Opportunities Acquisition Corp.
filed 2020-08-12
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$2,162,047	$-
Prepaid expenses	336,452	15,961
Total current assets	2,498,499	15,961
Marketable securities held in Trust Account	300,041,768
Deferred offering costs associated with initial public offering	-	103,660
Total Assets	$302,540,267	$119,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$151,271	$23,060
Accrued expenses	102,000	80,600
Total current liabilities	253,271	103,660
Deferred underwriting commissions	10,500,000	-
Total liabilities	10,753,271	103,660

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 28,678,699 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	286,786,990	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 1,321,301 and -0- shares issued and outstanding (excluding 28,678,699 and -0- shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	132	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2020 and 8,625,000 shares issued and outstanding at December 31, 2020, respectively	750	863
Additional paid-in capital	5,352,792	24,137
Accumulated deficit	(353,668)	(9,039)
Total shareholders’ equity	5,000,006	15,961
Total Liabilities and Shareholders’ Equity	$302,540,267	$119,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the six months ended
	June 30, 2020	June 30, 2020
General and administrative expenses	$327,417	$386,416
Loss from operations	(327,417)	(386,416)

Other income:
Interest earned on marketable securities held in Trust Account	41,787	41,787
Net loss	$(285,630)	$(344,629)

Weighted average ordinary shares outstanding, basic and diluted (1)	8,726,681	8,675,841

Basic and diluted net loss per ordinary share (1)	$(0.04)	$(0.04)

(1)	This number excludes an aggregate of up to 28,678,699 shares subject to possible redemption at June 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and six months ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	-	$-	8,625,000	$863	$24,137	$(9,039)	$15,961
Net loss						(58,999)	(58,999)
Balance - March 31, 2020 (unaudited)	-	-	8,625,000	863	24,137	(68,038)	(43,038)
Sale of units in initial public offering, gross	30,000,000	3,000	-	-	299,997,000	-	300,000,000
Offering costs	-	-	-	-	(17,384,336)	-	(17,384,336)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	9,500,000	-	9,500,000
Forfeiture of Class B ordinary shares			(1,125,000)	(113)	113		-
Ordinary shares subject to possible redemption	(28,678,699)	(2,868)	-	-	(286,784,122)	-	(286,786,990)
Net loss	-	-	-	-	-	(285,630)	(285,630)
Balance - June 30, 2020 (unaudited)	1,321,301	$132	7,500,000	$750	$5,352,792	$(353,668)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended
June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(344,629)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note agreement	70,123
Interest earned on marketable securities held in Trust Account	(41,768)
Changes in operating assets and liabilities:
Prepaid expenses	(79,318)
Accounts payable	(94,294)
Accrued expenses	17,000
Net cash used in operating activities	(472,886)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	300,000,000
Proceeds from private placement	9,500,000
Offering costs paid	(6,702,088)
Repayment of note payable from related party	(162,979)
Net cash provided by financing activities	302,634,933

Net change in cash	2,162,047

Cash - beginning of the period	-
Cash - end of the period	$2,162,047

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses included in accounts payable	$244,444
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable	$92,856
Use of retainer for offering costs	$(3,271)
Deferred underwriting commissions in connection with the initial public offering	$10,500,000
Forfeiture of Class B ordinary shares	$113
Initial value of Class A ordinary shares subject to possible redemption	$287,041,190
Change in value of Class A ordinary shares subject to possible redemption	$(254,200)

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from December 18, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of June 30, 2020, the Company had approximately $2.2 million in cash and working capital of approximately $2.2 million.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $163,000 under the Note (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020, the Company had no cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, classified as trading securities.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering and that were charged to additional paid-in capital upon the completion of the Initial Public Offering on May 8, 2020.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 28,678,699 Class A ordinary shares subject to possible redemption at June 30, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020

Net loss	$(285,630)	$(344,629)
Less: Income attributable to Class A ordinary shares subject to possible redemption	(39,930)	(39,930)
Adjusted net loss	$(325,560)	$(384,559)

Weighted average ordinary shares outstanding, basic and diluted	8,726,681	8,675,841

Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4 — Related Party Transactions

Founder Shares

On December 31, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 for an aggregate price of $25,000. In March 2020, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors.  The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Sponsor has agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment option expired in June 2020; thus, these Founder Shares were forfeited accordingly.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $9.5 million. Each Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 31, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $163,000 under the Note and fully repaid this amount on May 8, 2020.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred and paid $20,000 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three and six months ended June 30, 2020.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. The over-allotment option expired in June 2020.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 30,000,000 and none Class A ordinary shares outstanding, including 28,678,699 and none Class A ordinary shares subject to possible conversion were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2019, there were 8,625,000 Class B ordinary shares outstanding.  Of these, an aggregate of up to 1,125,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option expired in June 2020; thus, an aggregate of 1,125,000 Class B ordinary shares was forfeited accordingly. As of June 30, 2020, there were 7,500,000 Class B ordinary shares outstanding.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$300,041,768

Note 8 — Subsequent Events

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

Results of Operations

Our entire activity from December 18, 2019 (inception) through June 30, 2020, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2020, we had net loss of approximately $286,000, which consisted of general and administrative expenses of approximately $327,000, offset by approximately $42,000 in interest earned on marketable securities held in Trust Account.

For the six months ended June 30, 2020, we had net loss of approximately $345,000, which consisted of general and administrative expenses of approximately $386,000, offset by approximately $42,000 in interest earned on marketable securities held in Trust Account.

Liquidity

As of June 30, 2020, we had approximately $2.2 million in cash and working capital of approximately $2.2 million.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the advancement of funds by our Sponsor of approximately $163,000 under the Note to us to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on May 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Other Contractual Obligations

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $6.0 million in the aggregate paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10.5 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

We entered into an agreement, commencing on May 8, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We incurred and paid $20,000 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three and six months ended June 30, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 28,678,699 Class A ordinary shares subject to possible redemption at June 30, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on May 6, 2020 except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

Date: August 12, 2020	By:	/s/ Scott Leonard
	Name:	Scott Leonard
	Title:	Chief Executive Officer