Form 10-Q
period 2020-09-30
Sustainable Opportunities Acquisition Corp.
filed 2020-11-13
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019

Assets:
Current assets:
Cash	$1,650,064	$-
Prepaid expenses	285,677	15,961
Total current assets	1,935,741	15,961
Investments held in Trust Account	300,064,524
Deferred offering costs associated with initial public offering	-	103,660
Total Assets	$302,000,265	$119,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$197,890	$23,060
Accrued expenses	745,200	80,600
Total current liabilities	943,090	103,660
Deferred underwriting commissions	10,500,000	-
Total liabilities	11,443,090	103,660

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 28,555,717 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	285,557,170	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 1,444,283 and -0- shares issued and outstanding (excluding 28,555,717 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	144	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2020 and 8,625,000 shares issued and outstanding at December 31, 2019, respectively	750	863
Additional paid-in capital	6,582,601	24,137
Accumulated deficit	(1,583,490)	(9,039)
Total shareholders’ equity	5,000,005	15,961
Total Liabilities and Shareholders’ Equity	$302,000,265	$119,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
General and administrative expenses	$1,252,578	$1,638,975
Loss from operations	(1,252,578)	(1,638,975)

Other income:
Interest income in Trust Account	22,756	64,524
Net loss	$(1,229,822)	$(1,574,451)

Weighted average ordinary shares outstanding, basic and diluted (1)	8,821,301	8,724,681

Basic and diluted net loss per ordinary share (1)	$(0.14)	$(0.19)

(1)	This number excludes an aggregate of up to 28,555,717 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and nine months ended September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	8,625,000	$863	$24,137	$(9,039)	$15,961
Net loss	-	-	-	-	-	(58,999)	(58,999)
Balance - March 31, 2020	-	$-	8,625,000	$863	$24,137	$(68,038)	$(43,038)
Sale of units in initial public offering, gross	30,000,000	3,000	-	-	299,997,000	-	300,000,000
Offering costs	-	-	-	-	(17,384,335)	-	(17,384,335)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	9,500,000	-	9,500,000
Forfeiture of Class B ordinary shares	-	-	(1,125,000)	(113)	113	-	-
Ordinary shares subject to possible redemption	(28,678,699)	(2,868)	-	-	(286,784,122)	-	(286,786,990)
Net loss	-	-	-	-	-	(285,630)	(285,630)
Balance - June 30, 2020	1,321,301	$132	7,500,000	$750	$5,352,793	$(353,668)	$5,000,007
Ordinary shares subject to possible redemption	122,982	12	-	-	1,229,808	-	1,229,820
Net loss	-	-	-	-	-	(1,229,822)	(1,229,822)
Balance - September 30, 2020	1,444,283	$144	7,500,000	$750	$6,582,601	$(1,583,490)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(1,574,451)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note agreement	70,123
Interest income in Trust Account	(64,524)
Changes in operating assets and liabilities:
Prepaid expenses	(272,987)
Accounts payable	111,771
Accrued expenses	745,200
Net cash used in operating activities	(984,868)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	300,000,000
Proceeds from private placement	9,500,000
Offering costs paid	(6,702,089)
Repayment of note payable from related party	(162,979)
Net cash provided by financing activities	302,634,932

Net change in cash	1,650,064

Cash - beginning of the period	-
Cash - end of the period	$1,650,064

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$85,000
Offering costs funded with note payable to Sponsor	$92,856
Use of retainer for offering costs	$3,271
Deferred underwriting commissions in connection with the initial public offering	$10,500,000
Forfeiture of Class B ordinary shares	$113
Initial value of Class A ordinary shares subject to possible redemption	$287,041,190
Change in value of Class A ordinary shares subject to possible redemption	$(1,484,020)

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from December 18, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at JP Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As of September 30, 2020, the Company had approximately $1.7 million in cash and working capital of approximately $1.0 million.

The Company’s liquidity needs to date have been satisfied through a $25,000 contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $163,000 under the Note (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on May 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $300.1 million in cash equivalents held in the Trust Account as of September 30, 2020.

Investments Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, classified as trading securities. Upon the closing of the Initial Public Offering and the Private Placement $300 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities.  All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.  As of September 30, 2020, the Company’s portfolio of investments held in Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020, 28,555,717 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 28,555,717 Class A ordinary shares subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020

Net loss	$(1,229,822)	$(1,574,451)

Less: Income attributable to Class A ordinary shares subject to possible redemption	(21,662)	(61,421)

Adjusted net loss	$(1,251,484)	$(1,635,872)

Weighted average ordinary shares outstanding, basic and diluted	8,821,301	8,724,681

Basic and diluted net loss per ordinary share	$(0.14)	$(0.19)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 — Related Party Transactions

Founder Shares

On December 31, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 for an aggregate price of $25,000. In March 2020, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors.  The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment option expired in June 2020; thus, these Founder Shares were forfeited accordingly.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on May 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred and paid $30,000 and $50,000 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2020, respectively.

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

Consulting Agreement

The Company is receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, the Company paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that the Company completes a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that the Company pays a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. As of September 30, 2020, the termination fee is $697,400, which has been accrued and recognized in general and administrative expenses within the condensed statements of operations.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 30,000,000 and none Class A ordinary shares outstanding, including 28,555,717 and none Class A ordinary shares subject to possible conversion were classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2019, there were 8,625,000 Class B ordinary shares outstanding.  Of these, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The over-allotment option expired in June 2020; thus, an aggregate of 1,125,000 Class B ordinary shares was forfeited accordingly. As of September 30, 2020, there were 7,500,000 Class B ordinary shares outstanding.

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

Results of Operations

Our entire activity from December 18, 2019 (inception) through September 30, 2020, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2020, we had a net loss of approximately $1,230,000, which consisted of general and administrative expenses of approximately $1,250,000, offset by approximately $23,000 in interest incomein Trust Account.

For the nine months ended September 30, 2020, we had a net loss of approximately $1,570,000, which consisted of general and administrative expenses of approximately $1,640,000, offset by approximately $65,000 in interest income in Trust Account.

Liquidity

As of September 30, 2020, we had approximately $1.7 million in cash and working capital of approximately $1.0 million.

Our liquidity needs to date have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, the advancement of funds by our Sponsor of approximately $163,000 a note agreement from our Sponsor to us to cover certain offering costs in connection with the Initial Public Offering (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on May 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loans.

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

Administrative Support Agreement

We entered into an agreement, commencing on May 8, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We incurred and paid $30,000 and $50,000 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2020, respectively.

Consulting Agreement

We are receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, we have paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that we complete a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that we pay a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. As of September 30, 2020, the termination fee is $697,400, which has been accrued and recognized in general and administrative expenses within the condensed statements of operations.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 28,555,717 Class A ordinary shares subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2020	By:	/s/ Scott Leonard
	Name:	Scott Leonard
	Title:	Chief Executive Officer