Form 10-K/A
period 2020-12-31
Sustainable Opportunities Acquisition Corp.
filed 2021-05-24
CIK 1798562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Sustainable Opportunities Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report for the fiscal year ended December 31, 2020 on Form 10-K originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original 10-K”). We are also restating our financial statements as of May 8, 2020, as of and for the year ended December 31, 2020, as of and for the three and nine month periods ended September 30, 2020 and as of and for the three and six month periods ended June 30, 2020 (the “Affected Periods”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in May 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

On April 12, 2021, the Staff of the SEC’s Division of Corporation Finance (“Staff”) issued a statement (the “Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the Staff Statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”), and concluded that the Warrants should be treated as derivative liabilities pursuant to Accounting Standards Codification (“ASC”) Subtopic 815-40 rather than as components of equity as the Company previously treated the Warrants.

As a result of the above, the Company should have classified its Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. Therefore, the Company is restating in this Amendment its financial statements for the Affected Periods (the “Restatement”).

In connection with the Restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the Affected Periods. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for the Affected Periods were not effective solely as a result of its classification of the Warrants as a component of equity instead of as derivative liabilities. For more information, see Part II, Item 9A, Controls and Procedures included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules (including to correct the hyperlinks to certain exhibits contained therein that contained errors in the Original 10-K due to a printer error). Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the Restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

As of December 31, 2020, we had approximately $1.3 million in cash and a working capital deficiency of approximately $372,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in the prospectus do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 15,000,000 public warrants and 9,500,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with the Company’s management and the audit committee of our Board of Directors (the “Audit Committee”), the Company concluded that, in light of the SEC Statement, it was appropriate to restate the Company’s previously issued audited financial statements as of and for the year ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks and uncertainties as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

As a result of the material weakness in internal controls over financial reporting described in “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results,” the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquires, disputes or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

We recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period. The activity below reflects the results after considering the restatement of our historical financial statements to account for the Warrants within liabilities as further described in our financial statements.

For the year ended December 31, 2020, we had a net loss of approximately $36,542,055, which consisted of general and administrative expenses of approximately $2,923,654, changes in fair value of warrant liabilities of $32,730,000, offering costs allocated to warrant liabilities of $877,647, general and administrative- related party expenses of approximately $80,000, offset by approximately $69,246 in interest income and in the Trust Account.

For the three months ended September 30, 2020, we had net loss of $23,249,822, which consists of operating costs of $1,252,578, interest income on marketable securities held in the Trust Account of $22,756 and a change in fair value of warrant liabilities of $(22,020,000).

For the nine months ended September 30, 2020, we had net loss of $23,302,098, which consists of operating costs of $1,638,975, offering costs allocated to warrant liabilities of $877,647, interest income on marketable securities held in the Trust Account of $64,524 and a change in fair value of warrant liabilities of $(20,850,000).

For the three months ended June 30, 2020, we had net income of $6,723, which consists of operating costs of $327,417, offering costs allocated to warrant liabilities of $877,647, interest income on marketable securities held in the Trust Account of $41,787 and a change in fair value of warrant liabilities of $1,170,000.

For the six months ended June 30, 2020, we had net loss of $52,276, which consists of operating costs of $386,416, offering costs allocated to warrant liabilities of $877,647, interest income on marketable securities held in the Trust Account of $41,787 and a change in fair value of warrant liabilities of $1,170,000.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 22,726,721 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 15,000,000 Public Warrants associated with Units issued to investors in our initial public offering and we issued 9,500,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants issued in connection with the initial public offering were measured at fair value using a Monte Carlo simulation and the private placement were initially measured at fair value using a modified Black Sholes Model including inputs from a Monte Carlo simulation. The private warrants have been valued similarly for each subsequent measurement date and fair value of warrants issued in connection with our initial public offering have subsequently been measured based on the listed market price of such warrants.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 22,726,721 Class A ordinary shares subject to possible redemption at December 31, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting” and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective for the Affected Periods (as defined in the Explanatory Note).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this Amendment, we identified a material weakness in internal control over financial reporting related to our control environment that existed as of December 31, 2020 as described below.

We identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be classified as liabilities at their fair value upon inception, and remeasured at their fair value each subsequent reporting period. As discussed below and elsewhere in this Amendment, this material weakness resulted in a restatement of our financial statements.

Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Management’s Report on Internal Controls Over Financial Reporting

The Original Form 10-K did not, and this Amendment does not, include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of March 4, 2021, by and among Sustainable Acquisition Corp., 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada, and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

4.2	Specimen Unit Certificate.(3)

4.3	Specimen Class A Ordinary Share Certificate.(3)

4.4	Description of Registrant’s Securities.(4)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the other parties thereto.(2)

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)

10.4	Letter Agreement between the Registrant and the Sponsor.(2)

Exhibit No.	Description
10.5	Letter Agreement between the Registrant and each of the executive officers and directors of the registrant.(2)

10.6	Administrative Services Agreement between the Registrant and the Sponsor.(2)

10.7	Form of PIPE Subscription Agreement for institutional investors.(1)

10.8	Form of PIPE Subscription Agreement for accredited investors.(1)

10.9	Form of Transaction Support Agreement.(1)

10.10	Sponsor Letter Agreement, dated as of March 4, 2021, by and among the Registrant, certain other holders party thereto, Sponsor and DeepGreen Metals, Inc.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS* XBRL	Instance Document

101.SCH* XBRL	Taxonomy Extension Schema

101.CAL* XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB* XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 8, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed on March 30, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

/s/ Scott Leonard
Name:	Scott Leonard
Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scott Leonard	Chief Executive Officer and Director	May 24, 2021
Scott Leonard	(Principal Executive Officer)

/s/ Scott Honour	Chairman	May 24, 2021
Scott Honour

/s/ David Quiram	Chief Financial Officer	May 24, 2021
David Quiram	(Principal Financial and Accounting Officer)

/s/ Rick Gaenzle	Director	May 24, 2021
Rick Gaenzle

/s/ Isaac Barchas	Director	May 24, 2021
Isaac Barchas

/s/ Justin Kelly	Director	May 24, 2021
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

To the Shareholders and Board of Directors of
Sustainable Opportunities Acquisition Corp.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended have been restated.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Philadelphia, PA

March 30, 2021, except for the effects of the restatement discussed in Notes 2, 3 and 7 as to which the date is May 24, 2021

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(As Restated)

Assets:
Current assets:
Cash	$1,299,301	$-
Prepaid expenses	209,784	15,961
Total current assets	1,509,085	15,961
Investments held in Trust Account	300,069,135	-
Deferred offering costs associated with initial public offering	-	103,660
Total Assets	$301,578,220	$119,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$34,298	$23,060
Accrued expenses	1,846,704	80,600
Total current liabilities	1,881,002	103,660
Long term liabilities:
Warrant Liability	56,930,000	-
Deferred underwriting commissions	10,500,000	-
Total liabilities	69,311,002	103,660

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 22,726,721 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and December 31, 2019, respectively	227,267,210	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 7,273,279 and -0- shares issued and outstanding (excluding 22,726,721 and -0- shares subject to possible redemption) at December 31, 2020 and December 31, 2019, respectively	727	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020 and 8,625,000 shares issued and outstanding at December 31, 2019, respectively	750	863
Additional paid-in capital	41,549,625	24,137
Accumulated deficit	(36,551,094)	(9,039)
Total shareholders’ equity	5,000,008	15,961
Total Liabilities and Shareholders’ Equity	$301,578,220	$119,621

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2020	For the Period from December 18, 2019 (inception) to December 31, 2019
	(As Restated)
General and administrative expenses	$2,923,654	$9,039
General and administrative expenses - related party	80,000	-
Loss from operations	(3,003,654)	(9,039)
Change in fair value of the warrant liability	(32,730,000)	-
Offering costs allocated to derivative warrant liabilities	(877,647)	-
Net gain on investments held in Trust Account	69,135	-
Interest earned	111	-
Net loss	$(36,542,055)	$(9,039)

Weighted average shares outstanding subject to possible redemption, basic and diluted	25,440,915	-
Basic and diluted net income per share, shares subject to possible redemption	$0.00	$-
Weighted average ordinary shares outstanding, basic and diluted	10,464,651	8,625,000
Basic and diluted net loss per share, Non-redeemable shares	$(3.50)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (As Restated)

For the Year Ended December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	8,625,000	$863	$24,137	$(9,039)	15,961
Sale of units in initial public offering, less fair value of Public Warrant	30,000,000	3,000	-	-	285,297,000	-	285,300,000
Forfeiture of Class B ordinary shares	-	-	(1,125,000)	(113)	113	-	-
Offering costs	-	-	-	-	(16,506,688)	-	(16,506,688)
Ordinary shares subject to possible redemption	(22,726,721)	(2,273)	-	-	(227,264,937)	-	(227,267,210)
Net loss	-	-	-	-		(36,542,055)	(36,542,055)
Balance - December 31, 2020	7,273,279	$727	7,500,000	$750	$41,549,624	$(36,551,094)	$5,000,008

For the Period from December 18, 2019 (inception) to December 31, 2019

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 18, 2019 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(9,039)	(9,039)
Balance - December 31, 2019	-	$-	8,625,000	$863	$24,137	$(9,039)	$15,961

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2020	For the Period from December 18, 2019 (inception) to December 31, 2019
	(As Restated)

Cash Flows from Operating Activities:
Net loss	$(36,542,055)	$(9,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liability	32,730,000	-
Offering costs allocated to derivative warrant liabilities	877,647
General and administrative expenses paid by related party under note agreement	70,123	9,039
Net gain on investments held in Trust Account	(69,135)	-
Changes in operating assets and liabilities:
Prepaid expenses	(197,094)	-
Accounts payable	(51,821)	-
Accrued expenses	1,846,704	-
Net cash used in operating activities	(1,335,631)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,000,000)	-
Net cash used in investing activities	(300,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	300,000,000	-
Proceeds from private placement	9,500,000	-
Offering costs paid	(6,702,089)	-
Repayment of note payable from related party	(162,979)	-
Net cash provided by financing activities	302,634,932	-

Net change in cash	1,299,301	-

Cash - beginning of the period	-	-
Cash - end of the period	$1,299,301	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$85,000	$23,060
Offering costs included in accrued expenses	$-	$80,600
Offering costs funded with note payable to Sponsor	$92,856	$-
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares to Sponsor	$-	$15,961
Use of retainer for offering costs	$3,271	$-
Deferred underwriting commissions in connection with the initial public offering	$10,500,000	$-
Initial value of Class A ordinary shares subject to possible redemption	$262,826,540	$-
Change in value of Class A ordinary shares subject to possible redemption	$(35,559,330)	$-

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

Sponsor, Initial Public Offering and Private Placement

The Company’s sponsor is Sustainable Opportunities Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 5, 2020. On May 8, 2020, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.4 million, inclusive of $10.5 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $9.5 million (Note 5).

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

The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001 per share sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association, which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”) conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Pursuant to the Business Combination Agreement, the Company will migrate to and be continued as a company in British Columbia, Canada (the “SOAC Continuance”). Following the SOAC Continuance, pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia), (i) the Company will acquire all of the issued and outstanding shares in the capital of DeepGreen (the “DeepGreen Shares”) from DeepGreen shareholders in exchange for the Company’s common shares (as defined below) and Company Earnout Shares (as defined in Note 9) (the “Share Exchange”), (ii) DeepGreen will become a wholly-owned subsidiary of the Company, and (iii) DeepGreen and NewCo Sub will amalgamate to continue as one unlimited liability company, in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement and the Plan of Arrangement and in accordance with the provisions of applicable law.

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, pursuant to which such investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, substantially concurrently with the Closing (as defined in the Business Combination Agreement), an aggregate of 33,030,000 shares of SOAC Ordinary shares for $10.00 per share, for aggregate gross proceeds of $330,300,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Financing certain customary registration rights. The PIPE Financing is contingent upon, among other things, the substantially concurrent closing of the Business Combination. See Note 9.

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

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are ordinary in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions ordinarily included in warrants issued by special purpose acquisition companies, the Company’s management re-evaluated the accounting for our Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants in our financial statements included herein (“Restatement”).

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its warrants issued in connection with its initial public offering (“Public Warrants”), as well as warrants issued in a private sale simultaneous to the initial public offering (“Private Placement Warrants”) that the Company issued in May 2020, the Company’s previously issued financial statements as of May 8, 2020, as of and for the year ended December 31, 2020 as well as the interim periods ended June 30, 2020 and September 30, 2020 (the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Annual Report. The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein.

BALANCE SHEETS

		May 8, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Warrant liability	As Previously Reported	-	-	-	-
	Adjustments	24,200,000	23,030,000	45,050,000	56,930,000
	As Restated	24,200,000	23,030,000	45,050,000	56,930,000

Total Liabilities	As Previously Reported	11,299,788	10,753,271	11,443,090	12,381,002
	Adjustments	24,200,000	23,030,000	45,050,000	56,930,000
	As Restated	35,499,788	33,783,271	56,493,090	69,311,002

Class A ordinary shares subject to possible redemption	As Previously Reported	287,041,190	286,786,990	285,557,170	284,197,210
	Adjustments	(24,214,650)	(23,030,000)	(45,050,000)	(56,930,000)
	As Restated	262,826,540	263,756,990	240,507,170	227,267,210

Class A ordinary shares subject to possible redemption, shares outstanding	As Previously Reported	28,704,119	28,678,699	28,555,717	28,419,721
	Adjustments	(2,421,465)	(2,303,000)	(4,505,000)	(5,693,000)
	As Restated	26,282,654	26,375,699	24,050,717	22,726,721

Class A ordinary shares	As Previously Reported	130	132	144	158
	Adjustments	242	230	451	569
	As Restated	372	362	595	727

Class A ordinary shares, shares outstanding	As Previously Reported	1,295,881	1,321,301	1,444,283	1,580,279
	Adjustments	2,421,465	2,303,000	4,505,000	5,693,000
	As Restated	3,717,346	3,624,301	5,949,283	7,273,279

Additional paid-in capital	As Previously Reported	5,113,134	5,352,792	6,582,601	7,942,547
	Adjustments	877,413	(292,578)	21,727,203	33,607,078
	As Restated	5,990,547	5,060,214	28,309,804	41,549,625

Accumulated deficit	As Previously Reported	(114,123)	(353,668)	(1,583,490)	(2,943,447)
	Adjustments	(877,647)	292,353	(21,727,647)	(33,607,647)
	As Restated	(991,770)	(61,315)	(23,311,137)	(36,551,094)

Total Shareholders’ equity	As Previously Reported	5,000,004	5,000,006	5,000,005	5,000,008
	Adjustments	(2)	1	-	-
	As Restated	5,000,002	5,000,007	5,000,005	5,000,008

STATEMENTS OF OPERATIONS - YTD

		Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Change in fair value of the warrant liability	As Previously Reported	-	-	-
	Adjustments	1,170,000	(20,850,000)	(32,730,000)
	As Restated	1,170,000	(20,850,000)	(32,730,000)

Offering costs allocated to derivative warrant liabilities	As Previously Reported	-	-	-
	Adjustments	(877,647)	(877,647)	(877,647)
	As Restated	(877,647)	(877,647)	(877,647)

Net loss	As Previously Reported	(344,629)	(1,574,451)	(2,934,408)
	Adjustments	292,353	(21,727,647)	(33,607,647)
	As Restated	(52,276)	(23,302,098)	(36,542,055)

Weighted average shares outstanding subject to possible redemption, basic and diluted	As Previously Reported	N/A	N/A	28,635,732
	Adjustments	26,284,377	26,325,998	(3,194,817)
	As Restated	26,284,377	26,325,998	25,440,915

Basic and diluted net income per share, shares subject to redemption	As Previously Reported	N/A	N/A	$0.00
	Adjustments	$0.00	$0.00	$0.00
	As Restated	$0.00	$0.00	$0.00

Weighted average ordinary shares outstanding, basic and diluted	As Previously Reported	8,675,841	8,724,681	8,387,147
	Adjustments	(73,403)	732,999	2,077,504
	As Restated	8,602,438	9,457,680	10,464,651

Basic and diluted net loss per share, Non-redeemable shares	As Previously Reported	$(0.04)	$(0.19)	$(0.36)
	Adjustments	$0.03	$(2.28)	$(3.14)
	As Restated	$(0.01)	$(2.47)	$(3.50)

STATEMENTS OF OPERATIONS - THREE MONTHS ENDED

		Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Change in fair value of the warrant liability	As Previously Reported	-	-
	Adjustments	1,170,000	(22,020,000)
	As Restated	1,170,000	(22,020,000)

Offering costs allocated to derivative warrant liabilities	As Previously Reported	-	-
	Adjustments	(877,647)	-
	As Restated	(877,647)	-

Net income (loss)	As Previously Reported	(285,630)	(1,229,822)
	Adjustments	292,353	(22,020,000)
	As Restated	6,723	(23,249,822)

Weighted average shares outstanding subject to possible redemption, basic and diluted	As Previously Reported	N/A	N/A
	Adjustments	26,284,377	26,325,998
	As Restated	26,284,377	26,325,998

Basic and diluted net income per share, shares subject to redemption	As Previously Reported	N/A	N/A
	Adjustments	$0.00	$0.00
	As Restated	$0.00	$0.00

Weighted average ordinary shares outstanding, basic and diluted	As Previously Reported	8,726,681	8,821,301
	Adjustments	978,194	2,344,174
	As Restated	9,704,875	11,165,475

Basic and diluted net loss per share, Non-redeemable shares	As Previously Reported	$(0.04)	$(0.14)
	Adjustments	$0.04	$(1.94)
	As Restated	$(0.00)	$(2.08)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		June 30, 2020	September 30, 2020	December 31, 2020
Class A ordinary shares	As Previously Reported	132	144	158
	Adjustments	230	451	569
	As Restated	362	595	727

Additional Paid in Capital	As Previously Reported	5,352,793	6,582,601	7,942,547
	Adjustments	(292,579)	21,727,203	33,607,078
	As Restated	5,060,214	28,309,804	41,549,625

Accumulated Deficit	As Previously Reported	(353,668)	(1,583,490)	(2,943,447)
	Adjustments	292,353	(21,727,647)	(33,607,647)
	As Restated	(61,315)	(23,311,137)	(36,551,094)

Total Shareholders’ Equity	As Previously Reported	5,000,006	5,000,005	5,000,008
	Adjustments	1	-	-
	As Restated	5,000,007	5,000,005	5,000,008

STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Net loss	As Previously Reported	(344,629)	(1,574,451)	(2,934,408)
	Adjustments	292,353	(21,727,647)	(33,607,647)
	As Restated	(52,276)	(23,302,098)	(36,542,055)

Change in fair value of warrant liability	As Previously Reported	-	-	-
	Adjustments	(1,170,000)	20,850,000	32,730,000
	As Restated	(1,170,000)	20,850,000	32,730,000

Offering costs allocated to derivative warrant liabilities	As Previously Reported	-	-	-
	Adjustments	877,647	877,647	877,647
	As Restated	877,647	877,647	877,647

Initial value of Class A ordinary shares subject to possible redemption	As Previously Reported	287,041,190	287,041,190	287,041,190
	Adjustments	(24,214,650)	(24,214,650)	(24,214,650)
	As Restated	262,826,540	262,826,540	262,826,540

Change in value of Class A ordinary shares subject to possible redemption	As Previously Reported	(254,200)	(1,229,820)	(2,843,980)
	Adjustments	1,184,650	(22,020,000)	(32,715,350)
	As Restated	930,450	(23,249,820)	(35,559,330)

Note 3 — Summary of Significant Accounting Policies

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering on May 8, 2020, the offering costs were allocated to the separable financial instruments based on their relative fair value compared to the proceeds received, with $877,647 being expensed on fair value of warrant liabilities relative to Initial Public Offering proceeds.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 15,000,000 warrants as part of the units offered in its Initial Public Offering and, simultaneously with the closing of Initial Public Offering, the Company issued in a private placement an aggregate of 9,500,000 private placement warrants. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants was initially measured using a Modified Black Scholes Option Pricing Model and has subsequently been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 22,726,721 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 22,726,721 and 0 Class A ordinary shares subject to possible redemption at December 31, 2020 and 2019, respectively has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Year Ended December 31, 2020	For the Period from December 18, 2019 (inception) to December 31, 2019
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary Shares subject to possible redemption
Income from investments held in Trust Account	$65,492	$-
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable	$65,492	$-
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Weighted average shares outstanding of shares subject to redemption, basic and diluted	25,440,915	-
Basic and diluted net income per share, shares subject to redemption	$-	$-

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings attributable to redeemable shares
Net loss	$(36,542,055)	$(9,039)
Less: Income attributable to Class A ordinary shares subject to possible redemption	65,492	-
Non-redeemable net loss	$(36,607,546)	$(9,039)
Denominator: weighted average Non-redeemable ordinary shares
Weighted average ordinary shares outstanding, basic and diluted	10,464,651	7,500,000
Basic and diluted net loss per share, Non-redeemable shares	$(3.50)	$(0.00)

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

Note 4 — Initial Public Offering

On May 8, 2020, the Company consummated its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.4 million, inclusive of $10.5 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Related Party Transactions

Founder Shares

On December 31, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 for an aggregate price of $25,000. In March 2020, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors. The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 9. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The over-allotment option expired in June 2020; thus, these Founder Shares were forfeited accordingly.

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

Note 6 — Commitments and Contingencies

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

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis for each reporting period:

December 31, 2020 (As Restated)	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$33,750,000	$—	$—	$33,750,000
Private Placement Warrants	—	—	23,180,000	23,180,000
Total warrant liabilities	$33,750,000	$—	$23,180,000	$56,930,000

September 30, 2020 (As Restated)	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants(1)	$27,000,000	$—	$—	$27,000,000
Private Placement Warrants	—	—	18,050,000	18,050,000
Total warrant liabilities	$27,000,000	$—	$18,050,000	$45,050,000

June 30, 2020 (As Restated)	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$14,100,000	$—	$—	$14,100,000
Private Placement Warrants	—	—	8,930,000	8,930,000
Total warrant liabilities	$14,100,000	$—	$8,930,000	$23,030,000

May 8, 2020 (As Restated)	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$—	$—	$14,700,000	$14,700,000
Private Placement Warrants	—	—	9,500,000	9,500,000
Total warrant liabilities	$—	$—	$24,200,000	$24,200,000

(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $14,700,000 during the period May 8, 2020 through December 31, 2020.

The Private Placement Warrants were valued using a modified Black Scholes Model including inputs from a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation’s primary unobservable input utilized in determining the fair value of the Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 88% which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of May 8, 2020 (As Restated)	As of June 30, 2020 (As Restated)	As of September 30, 2020 (As Restated)	As of December 31, 2020 (As Restated)
Exercise price	$11.50	$11.50	$11.50	$11.50
IPO price	10.00	10.00	10.00	10.00
Implied stock price range (or underlying asset price at December 31, 2020)	9.51	9.70	10.20	10.76
Volatility	18.7%	17.45%	26.95%	30.5%
Term	5.91	5.75	5.50	5.25
Risk-free rate	0.44%	37.00%	33.00%	0.40%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Initial measurement on May 8, 2020 (As Restated)	$9,500,000	$14,700,000	$24,200,000
Change in fair value of warrant liability	(570,000)	(600,000)	(1,170,000)
Fair value, June 30, 2020 (As Restated)	$8,930,000	$14,100,000	$23,030,000
Change in fair value of warrant liability	9,120,000	12,900,000	22,020,000
Fair value, September 30, 2020 (As Restated)	$18,050,000	$27,000,000	$45,050,000
Change in fair value of warrant liability	5,130,000	6,750,000	11,880,000
Fair value, December 31, 2020 (As Restated)	$23,180,000	$33,750,000	$56,930,000

Note 8 — Shareholders’ Equity

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

Note 9 — Subsequent Events

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