Form 10-Q
period 2021-03-31
Sustainable Opportunities Acquisition Corp.
filed 2021-05-25
CIK 1798562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, 0.0001 par value, and one-half of one redeemable warrant	SOAC.U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	SOAC	The New York Stock Exchange
Warrants included as part of the Units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of 11.50	SOAC WS	The New York Stock Exchange

As of May 24, 2021, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,169,714	$1,299,301
Prepaid expenses	199,999	209,784
Total current assets	1,369,713	1,509,085
Investments held in Trust Account	300,073,644	300,069,135
Total Assets	$301,443,357	$301,578,220

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$454,002	$34,298
Accrued expenses	4,302,517	1,846,704
Total current liabilities	4,756,519	1,881,002
Long term liabilities:
Warrant liability	22,050,000	56,930,000
Deferred underwriting commissions	10,500,000	10,500,000
Total liabilities	37,306,519	69,311,002

Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 30,000,000 and 22,726,721 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	300,073,645	227,267,210

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; -0- and 7,273,279 shares issued and outstanding (excluding 30,000,000 and 22,726,721 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	-	727
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	-	41,549,625
Accumulated deficit	(35,937,557)	(36,551,094)
Total shareholders’ equity	(35,936,807)	5,000,008
Total Liabilities and Shareholders’ Equity	$301,443,357	$301,578,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

General and administrative expenses	$2,984,922	$58,999
General and administrative expenses - related party	30,000	-
Loss from operations	(3,014,922)	(58,999)
Other income:
Change in fair value of warrant liability	34,880,000	-
Net gain on investments held in Trust Account	4,510	-
Interest earned	32	-
Total other income	34,884,542	-
Net income (loss)	$31,869,620	$(58,999)

Weighted average shares outstanding of shares subject to redemption, basic and diluted	24,908,705	-
Basic and diluted net income per share, shares subject to redemption	$0.00	$-
Weighted average ordinary shares outstanding, basic and diluted	12,591,295	7,500,000
Basic and diluted net income (loss) per share	$2.53	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	For the three months ended March 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	7,273,279	$727	7,500,000	$750	$41,549,625	$(36,551,094)	$5,000,008
Measurement adjustment on redeemable ordinary shares	(7,273,279)	(727)	-	-	(41,549,625)	(31,256,083)	(72,806,435)
Net income	-	-	-	-	-	31,869,620	31,869,620
Balance - March 31, 2021	-	$-	7,500,000	$750	$-	$(35,937,557)	$(35,936,807)

	For the three months ended March 31, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	8,625,000	$863	$24,137	$(9,039)	$15,961
Net loss	-	-	-	-	-	(58,999)	(58,999)
Balance - March 31, 2020	-	$-	8,625,000	$863	$24,137	$(68,038)	$(43,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$31,869,620	$(58,999)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(34,880,000)	-
General and administrative expenses paid by related party under note agreement	-	53,456
Net gain on investments held in Trust Account	(4,510)	-
Changes in operating assets and liabilities:
Prepaid expenses	9,786	(4,175)
Accounts payable	419,704	9,718
Accrued expenses	2,455,813	-
Net cash used in operating activities	(129,587)	-

Net change in cash	(129,587)	-

Cash - beginning of the period	1,299,301	-
Cash - end of the period	$1,169,714	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$78,449
Offering costs included in accrued expenses	$-	$326,996
Offering costs included in note payable	$-	$92,856
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares to Sponsor	$-	$15,961
Use of retainer for offering costs	$-	$(3,271)
Measurement adjustment on redeemable ordinary shares	$72,806,435	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 18, 2019 (inception) through December 31, 2020 and the three months ended March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering and interest income earned on investments held in Trust Account.

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

Pursuant to the Business Combination Agreement, the Company will migrate to and be continued as a company in British Columbia, Canada (the “SOAC Continuance”). Following the SOAC Continuance, pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia), (i) the Company will acquire all of the issued and outstanding shares in the capital of DeepGreen (the “DeepGreen Shares”) from DeepGreen shareholders in exchange for the Company’s ordinary shares (as defined below) and Company Earnout Shares (as defined below) (the “Share Exchange”), (ii) DeepGreen will become a wholly-owned subsidiary of the Company, and (iii) DeepGreen and NewCo Sub will amalgamate to continue as one unlimited liability company, in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement and the Plan of Arrangement and in accordance with the provisions of applicable law.

Each option to purchase ordinary shares in the capital of the Company (the “DeepGreen Options”) will become an option to purchase SOAC ordinary shares and Company Earnout Shares on the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding DeepGreen Options immediately prior to closing of the Business Combination.

The Proposed Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other conditions.

The shareholders and the optionholders of DeepGreen will be entitled to receive, in exchange for their DeepGreen Shares or DeepGreen Options, as applicable, an aggregate of (i) a number of shares in the capital of the Company or comparable equity awards that are settled or are exercisable for shares in the capital of the Company, as applicable, based on an implied DeepGreen equity value of $2.25 billion after giving effect to the SOAC Continuance (the “SOAC Ordinary shares”), (ii) 5,000,000 Class A Special Shares, (iii) 10,000,000 Class B Special Shares, (iv) 10,000,000 Class C Special Shares, (v) 20,000,000 Class D Special Shares, (vi) 20,000,000 Class E Special Shares, (vii) 20,000,000 Class F Special Shares, (viii) 25,000,000 Class G Special Shares and (ix) 25,000,000 Class H Special Shares, in each case, in the capital of the Company (collectively, the “Company Earnout Shares”), or, as applicable, options to purchase such SOAC Ordinary shares and Company Earnout Shares.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

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

Notes to Condensed Consolidated Financial Statements

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Notes to Condensed Consolidated Financial Statements

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

Going Concern Consideration

As of March 31, 2021, the Company had approximately $1.2 million in cash and a working capital deficit of approximately $3.4 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

The accompanying unaudited consolidated financial statements should be read in conjunction the financial statements and notes thereto included in with the Company’s Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24, 2021.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. The Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

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

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, and accounts payable approximate their fair values due to the short-term nature of the instruments. As of March 31, 2021, the Company’s portfolio of investments held in Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities.

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin ("SAB") Topic 5A - "Expenses of Offering". Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering on May 8, 2020, the offering costs were allocated to the separable financial instruments based on their relative fair value compared to the proceeds received, with $877,647 being expensed on fair value of warrant liabilities relative to Initial Public Offering proceeds within the statement of operations for the year ended December 31, 2020. No such expenses were incurred for the three months ended March 31, 2021 or March 30, 2020.

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

The Company issued 15,000,000 warrants as part of the units offered in its Initial Public Offering and, simultaneously with the closing of Initial Public Offering, the Company issued in a private placement an aggregate of 9,500,000 private placement warrants. The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 30,000,000 and 22,726,721 Class A ordinary shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary Shares subject to possible redemption
Income from investments held in Trust Account	$4,510	$-
Less: Company's portion available to be withdrawn to pay taxes	-	-
Net income attributable to ordinary shares subject to possible redemption	$4,510	$-
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Weighted average shares outstanding subject to redemption, basic and diluted	24,908,705	-
Basic and diluted net income per share, shares subject to redemption	$0.00	$-

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings attributable to redeemable shares
Net income (loss)	$31,869,620	$(58,999)
Less: Income attributable to Class A ordinary shares subject to possible redemption	(4,510)	-
Non-redeemable net income (loss)	$31,865,110	$(58,999)
Denominator: weighted average Non-redeemable ordinary shares
Weighted average ordinary shares outstanding, basic and diluted	12,591,295	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable shares	$2.53	$(0.01)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On May 8, 2020, the Company consummated its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300 million, and incurring offering costs of approximately $17.4 million, inclusive of $10.5 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Notes to Condensed Consolidated Financial Statements

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on May 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred and paid $30,000 and $0 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three months ended March 31, 2021, and 2020, respectively.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Consulting Agreement

The Company is receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, the Company paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that the Company completes a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that the Company pays a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. The Company recognized $418,000 and $0 in general and administrative expenses within the statements of operations for the three months ended March 31, 2021 and March 31, 2020, respectively. The termination fee accrued was $1,533,800 and $1,115,800 as of March 31, 2021 and December 31, 2020, respectively.

Note 6 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 30,000,000 Class A ordinary shares outstanding, including 30,000,000 and 22,726,721 Class A ordinary shares subject to possible redemption classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 7,500,000 Class B ordinary shares outstanding.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

Note 7 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

March 31, 2021

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$13,500,000	$—	$—	$13,500,000
Private Placement Warrants	—	—	8,550,000	8,550,000
Total warrant liabilities	$13,500,000	$—	$8,550,000	$22,050,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.93	$10.76
Volatility	15.5%	30.5%
Term	5.25	5.25
Risk-free rate	0.98%	0.40%
Dividend yield	0.0%	0.0%

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value, December 31, 2020	$23,180,000	$33,750,000	$56,930,000
Recognized income on change in fair value	(14,630,000)	(20,250,000)	(34,880,000)
Fair value, March 31, 2021	$8,550,000	$13,500,000	$22,050,000

Note 8 — Warrant Liability

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

Notes to Condensed Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Sustainable Opportunities Acquisition Corp.,” “our,” “us” or “we” refer to Sustainable Opportunities Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Proposed Business Combination

On March 4, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with NewCo Sub and DeepGreen. Pursuant to the Business Combination Agreement, the Company will migrate to and be continued as a company in British Columbia, Canada (the “SOAC Continuance”). Following the SOAC Continuance, pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia), (i) the Company will acquire all of the issued and outstanding shares in the capital of DeepGreen (the “DeepGreen Shares”) from DeepGreen shareholders in exchange for the Company’s ordinary shares and Company Earnout Shares (as defined in the Business Combination Agreement) (the “Share Exchange”), (ii) DeepGreen will become a wholly-owned subsidiary of the Company, and (iii) DeepGreen and NewCo Sub will amalgamate to continue as one unlimited liability company, in each case, on the terms and subject to the conditions set forth in the Business Combination Agreement and the Plan of Arrangement and in accordance with the provisions of applicable law. See the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2021, for further information.

Results of Operations

Our entire activity from December 18, 2019 (inception) through May 8, 2020, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of $31,869,620, which consisted primarily of $34,880,000 related to the change in the fair value of the Company’s Warrants partially offset by $3,014,922 of general and administrative expenses.

For the three months ended March 31, 2020, we had net loss of approximately $59,000, which consisted solely of general and administrative expenses.

Liquidity

As of March 31, 2021, we had cash of $1,169,714 and working capital deficit of $3,386,806.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $3.1 million.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs through Working Capital loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Administrative Support Agreement

We entered into an agreement, commencing on May 8, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We incurred and paid $30,000 and $0 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for the three months ended March 31, 2021 and March 31, 2020, respectively.

Consulting Agreement

The Company is receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, the Company paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that the Company completes a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that the Company pays a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. the Company recognized $418,000 and $0 in general and administrative expenses within the statements of operations for the three months ended March 31, 2021 and March 31, 2020, respectively. The termination fee accrued was $1,533,800 and $1,115,800 as of March 31, 2021 and December 31, 2020, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 30,000,000 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Warrant Liability

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

We issued an aggregate of 15,000,000 Public Warrants associated with Units issued to investors in our initial public offering and the underwriters’ exercise of their overallotment option and we issued 9,500,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the initial public offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a modified Black Scholes Model including inputs from a Monte Carlo simulation. The fair value of warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such warrants.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 30,000,000 Class A ordinary shares subject to possible redemption at March 31, 2021 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statements described below, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

In connection with the restatement of our financial statements on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that the financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement of previously issued financial statements described below, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the period from December 18, 2019 (inception) through December 31, 2019 and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements in an amended Form 10-K/A for the year ended December 31, 2020. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report as amended on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of March 4, 2021, by and among Sustainable Acquisition Corp., 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada, and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada.(1)
10.1	Form of PIPE Subscription Agreement for institutional investors. (1)
10.2	Form of PIPE Subscription Agreement for accredited investors.(1)
10.3	Form of Transaction Support Agreement.(1)
10.4	Sponsor Letter Agreement, dated as of March 4, 2021, by and among the Registrant, certain other holders party thereto, Sponsor and DeepGreen Metals, Inc.(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 24, 2021

	By:	/s/ Scott Leonard
	Name:	Scott Leonard
	Title:	Chief Executive Officer