Form 10-Q
period 2021-06-30
Sustainable Opportunities Acquisition Corp.
filed 2021-08-16
CIK 1798562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed CONSOLIDATED Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$293,323	$1,299,301
Prepaid expenses	133,778	209,784
Total current assets	427,101	1,509,085
Investments held in Trust Account	300,078,204	300,069,135
Total Assets	$300,505,305	$301,578,220

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$476,646	$34,298
Accrued expenses	6,812,376	1,846,704
Total current liabilities	7,289,022	1,881,002
Long term liabilities:
Warrant liability	35,755,000	56,930,000
Deferred underwriting commissions	10,500,000	10,500,000
Total liabilities	53,544,022	69,311,002

Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 30,000,000 and 22,726,721 shares subject to possible redemption at June 30, 2021 and December 31, 2020, respectively	300,078,204	227,267,210

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; -0- and 7,273,279 shares issued and outstanding (excluding 30,000,000 and 22,726,721 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	-	727
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	-	41,549,625
Accumulated deficit	(53,117,671)	(36,551,094)
Total shareholders’ equity (deficit)	(53,116,921)	5,000,008
Total Liabilities and Shareholders’ Equity (Deficit)	$300,505,305	$301,578,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed CONSOLIDATED Statements of Operations (Unaudited)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020

General and administrative expenses	$3,445,137	$307,417	$6,430,059	$366,416
General and administrative expenses - related party	30,000	20,000	60,000	20,000
Loss from operations	$(3,475,137)	$(327,417)	(6,490,059)	(386,416)
Other income:
Change in fair value of warrant liability	(13,705,000)	1,170,000	21,175,000	1,170,000
Net gain on investments held in Trust Account	4,560	41,768	9,070	41,768
Offering costs allocated to derivative warrant liabilities	-	(877,647)	-	(877,647)
Interest earned	23	19	55	19
Net (loss) income	$(17,175,554)	$6,723	$14,694,066	$(52,276)

Weighted average shares outstanding of shares subject to redemption, basic and diluted	30,000,000	26,284,377	27,468,417	26,284,377
Basic and diluted net income per share, shares subject to redemption	$-	$-	$-	$-
Weighted average ordinary shares outstanding, basic and diluted	7,500,000	9,649,510	10,031,583	8,602,438
Basic and diluted net income (loss) per share	$(2.29)	$-	$1.46	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed CONSOLIDATED Statements of Changes in Shareholders’ Equity (DEFICIT) (Unaudited)

	For the three and six months ended June 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	7,273,279	$727	7,500,000	$750	$41,549,625	$(36,551,094)	5,000,008
Measurement adjustment on redeemable ordinary shares	(7,273,279)	(727)	-	-	$(41,549,625)	$(31,256,083)	(72,806,435)
Net income	-	-	-	-	-	31,869,620	31,869,620
Balance - March 31, 2021	-	-	7,500,000	750	-	(35,937,557)	(35,936,807)
Measurement adjustment on redeemable ordinary shares	-	-	-	-	-	(4,560)	(4,560)
Net loss	-	-	-	-	-	(17,175,554)	(17,175,554)
Balance - June 30, 2021	-	-	7,500,000	750	-	(53,117,671)	(53,116,921)

	For the three and six months ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31,2019	-	$-	8,625,000	$863	$24,137	$(9,039)	$15,961
Net loss	-	-	-	-	-	(58,999)	(58,999)
Balance - March 31, 2020	-	-	8,625,000	863	24,137	(68,038)	(43,038)
Sale of units in initial public offering, gross	30,000,000	3,000	-	-	285,297,000	-	285,300,000
Offering costs	-	-	-	-	(16,506,689)	-	(16,506,689)
Forfeiture of Class B ordinary shares			(1,125,000)	(113)	113		-
Ordinary shares subject to possible redemption	(26,375,699)	(2,638)	-	-	(263,754,351)	-	(263,756,989)
Net income	-	-	-	-	-	6,723	6,723
Balance - June 30, 2020	3,624,301	362	7,500,000	750	5,060,210	(61,315)	5,000,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Condensed CONSOLIDATED Statement of Cash Flows (Unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$14,694,066	$(52,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(21,175,000)	(1,170,000)
Offering costs allocated to derivative warrant liabilities	-	877,647
General and administrative expenses paid by related party under note agreement	-	70,123
Net gain on investments held in Trust Account	(9,070)	(41,768)
Changes in operating assets and liabilities:
Prepaid expenses	76,006	(79,318)
Accounts payable	442,348	(94,294)
Accrued expenses	4,965,672	17,000
Net cash used in operating activities	(1,005,978)	(472,886)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(300,000,000)
Net cash used in investing activities	-	300,000,000

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	300,000,000
Proceeds from private placement	-	9,500,000
Offering costs paid	-	(6,702,088)
Repayment of note payable from related party	-	(162,979)
Net cash provided by financing activities	-	302,634,933

Net change in cash	(1,005,978)	2,162,047
Cash - beginning of the period	1,299,301	-
Cash - end of the period	$293,323	$2,162,047

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$244,444
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in note payable	$-	$92,856
Use of retainer for offering costs	$-	$(3,271)
Deferred underwriting commissions in connection with the initial public offering	$-	$10,500,000
Forfeiture of Class B ordinary shares	$-	$113
Initial value of Class A ordinary shares subject to possible redemption	$-	$262,826,540
Measurement adjustment on redeemable ordinary shares	$72,810,995	$930,449

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 18, 2019 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering and interest income earned on investments held in Trust Account.

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

The Proposed Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other conditions.

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

Going Concern Consideration

As of June 30, 2021, the Company had approximately $293 thousand in cash and a working capital deficit of approximately $6.8 million.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

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

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, and accounts payable approximate their fair values due to the short-term nature of the instruments. As of June 30, 2021, the Company’s portfolio of investments held in Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities.

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

Class A Ordinary Shares subject to possible redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 30,000,000 Class A ordinary shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 30,000,000 and 22,726,721 Class A ordinary shares subject to possible redemption at June 30, 2021 and December 31, 2020, respectively have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 24,500,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed CONSOLIDATED Financial Statements

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary Shares subject to possible redemption
Income from investments held in Trust Account	$4,560	$36,722	$9,070	$36,722
Less: Company's portion available to be withdrawn to pay taxes	-	-	-	-
Net income attributable to ordinary shares subject to possible redemption	$4,560	$36,722	$9,070	$36,722
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Weighted average shares outstanding subject to redemption, basic and diluted	30,000,000	26,284,337	27,468,417	26,284,337
Basic and diluted net income per share, shares subject to redemption	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings attributable to redeemable shares
Net income (loss)	$(17,175,554)	$6,723	$14,694,066	$(52,276)
Less: Income attributable to Class A ordinary shares subject to possible redemption	(4,560)	(36,722)	(9,070)	(36,722)
Non-redeemable net income (loss)	$(17,180,114)	$(29,998)	$14,684,996	$(88,997)
Denominator: weighted average Non-redeemable ordinary shares
Weighted average ordinary shares outstanding, basic and diluted	7,500,000	9,649,510	10,031,583	8,602,438
Basic and diluted net income (loss) per share, Non-redeemable shares	$(2.29)	$(0.00)	$1.46	$(0.01)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on May 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. The Company incurred and paid $30,000 and $60,000 for the three and six months ended June 30, 2021, respectively, and $20,000 for the three and six months ended June 30, 2020 respectively, in expenses in connection with such services and recorded in general and administrative expenses in the condensed statements of operations.

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

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed CONSOLIDATED Financial Statements

Consulting Agreement

The Company is receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, the Company paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that the Company completes a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that the Company pays a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. The Company recognized $418,400 and $836,800 in general and administrative expenses within the condensed statements of operations for the three and six months ended June 30, 2021, respectively. The Company recognized $0 for the same fee in the three and six months ended June 30, 2020, respectively. The termination fee accrued was $1,952,600 and $1,115,800 as of June 30, 2021 and December 31, 2020, respectively.

Note 6 — Shareholders’ Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 30,000,000 Class A ordinary shares outstanding, including 30,000,000 and 22,726,721 Class A ordinary shares subject to possible redemption classified as temporary equity in the accompanying balance sheets, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,500,000 Class B ordinary shares outstanding.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

June 30, 2021

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$21,600,000	$—	$—	$21,600,000
Private Placement Warrants	—	—	14,155,000	14,155,000
Total warrant liabilities	$21,600,000	$—	$14,155,000	$35,755,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Implied stock price range (or underlying asset price at December 31, 2020)	$9.95	$10.76
Volatility	21.0%	30.5%
Term	5.14	5.25
Risk-free rate	0.89%	0.40%
Dividend yield	0.0%	0.0%

SUSTAINABLE OPPORTUNITIES ACQUISITION CORP.

Notes to Condensed CONSOLIDATED Financial Statements

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value, December 31, 2020	$23,180,000
Change in fair value	(9,025,000)
Fair value, June 30, 2021	$14,155,000

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

For the three and six months ended June 30, 2021, we had net (loss) income of ($17,175,554) and $14,694,066, respectively, which consisted primarily of  ($13,705,000) and $21,175,000 for the three and six month periods respectively, related to the change in the fair value of the Company’s Warrants. The Company also incurred $3,475,137 and $6,490,059 of general and administrative expenses for the three and six month periods ending June 30, 2021.

For the three and six months ended June 30, 2020, we had net income (loss) of approximately $7,000 and ($52,000), for both the three and six month periods this consists primarily of $880,000 of offering costs allocated to derivative warrant liabilities and partially offset by a gain of $1,170,000 related to the change in the fair value of the Company’s Warrants. The Company also had $327,417 and $386,416 of general and administrative expenses for the three and six month periods ending June 30, 2020, respectively.

Liquidity

As of June 30, 2021, we had cash of $293,323 and working capital deficit of $6,861,921.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $3.1 million.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs through Working Capital loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Administrative Support Agreement

We entered into an agreement, commencing on May 8, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We incurred and paid $60,000 and $20,000 in expenses in connection with such services and recorded in general and administrative expenses in the condensed statements of operations for the six months ended June 30, 2021 and June 30, 2020, respectively.

Consulting Agreement

The Company is receiving consulting services in connection with identification of potential targets for a Business Combination and due diligence on such targets. As compensation for such services, the Company paid a nonrefundable fixed fee of $350,000 and agreed to pay the consulting firm $2,650,000 solely in the event that the Company completes a Business Combination. The consulting agreement may be terminated early by either party to the agreement provided that the Company pays a termination fee to the consulting firm determined based on a monthly increasing amount through November 2021. the Company recognized $836,800 and $0 in general and administrative expenses within the statements of operations for the six months ended June 30, 2021 and June 30, 2020, respectively. The termination fee accrued was $1,952,600 and $1,115,800 as of June 30, 2021 and December 31, 2020, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Refer the Company’s 10-K/A filed May 24, 2021 for critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the restatement of our financial statements described below, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

In connection with the restatement of our financial statements on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that the financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●     We have expanded and improved our review process for complex securities and related accounting standards.

●     We have engaged additional third-party professionals with additional expertise in complex accounting applications to support preparations of our financial reporting.

●     We have also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Additionally, there can be no assurance that our material weakness will be remediated during the third quarter of 2021.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the six months ended June 30, 2021, are fairly presented, in all material respects, in accordance with GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 2021

	By:	/s/ Scott Leonard
	Name:	Scott Leonard
	Title:	Chief Executive Officer