Form 10-Q
period 2021-09-30
TMC the metals Co Inc.
filed 2021-11-15
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-39281

TMC THE METALS COMPANY INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

595 Howe Street, 10th Floor
Vancouver, British Columbia	V6C 2T5
(Address of principal executive offices)	(Zip Code)

(574) 252-9333

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered

Common Shares, without par value	TMC	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Common Share, each at an exercise price of $11.50 per share	TMCWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2021, the registrant had 225,259,277 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended September 30, 2021

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. (formerly Sustainable Opportunities Acquisition Corp.) and our subsidiaries. On September 9, 2021 (the “Closing Date”), Sustainable Opportunities Acquisition Corp. (“SOAC” and after the Business Combination described herein, the “Company”) consummated a business combination (the “Business Combination”) pursuant to the terms of the business combination agreement dated as of March 4, 2021 (the “Business Combination Agreement”) by and among SOAC, 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada (“NewCo Sub”), and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada (“DeepGreen”). In connection with the Business Combination, SOAC changed its name to “TMC the metals company Inc.” (“TMC”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans;
●	the supply and demand for battery metals, copper cathode and manganese alloys;
●	the future prices of battery metals, copper cathode and manganese alloys;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect polymetallic nodules at sea and to process such nodules on land;
●	environmental risks;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements;
●	our ability to raise financing in the future;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weaknesses in our internal control over financial reporting;
●	the restatement of our quarterly financial statements;
●	geological, hydrological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;

●	political and market conditions beyond our control;
●	COVID-19 and the impact of the COVID-19 pandemic on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in other filings that we make with the Securities and Exchange Commission (“SEC”). The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		September 30	December 31
	Note	2021	2020
ASSETS
Current
Cash and cash equivalents		112,640	10,096
Receivables and prepayments		139	129
		112,779	10,225
Non-current
Exploration contracts	5,6	43,150	43,150
Equipment		1,387	1,310
		44,537	44,460

TOTAL ASSETS		157,316	54,685

LIABILITIES
Current
Accounts payable and accrued liabilities	6	28,343	4,316
Deferred acquisition costs	5	—	3,440
		28,343	7,756
Non-current
Deferred tax liability	5	10,675	10,675
Warrant liability	8	11,623	—
TOTAL LIABILITIES		50,641	18,431

EQUITY
Common shares (unlimited shares, no par value – issued: 224,385,324 (December 31, 2020 – 189,493,593))	9	284,228	154,431
Preferred shares (unlimited share, no par value – issued: nil (December 31, 2020 - 509,459))	9	—	550
Class A - J Special Shares	9	—	—
Additional paid in capital		108,022	45,347
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(284,359)	(162,858)
TOTAL EQUITY		106,675	36,254

TOTAL LIABILITIES AND EQUITY		157,316	54,685

Nature of Operations (Note 1)

Commitments (Note 13)

Subsequent Event (Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2021	2020	2021	2020
Operating expenses
Exploration expenses	6,10	23,848	4,556	80,181	35,744
General and administrative expenses	10	13,334	2,192	41,138	3,818
Operating loss		37,182	6,748	121,319	39,562

Other items
Change in fair value of warrant liability	8	(878)	—	(878)	—
Foreign exchange loss		5	41	57	37
Interest expense (income)	7	342	(3)	1,003	(53)

Loss and comprehensive loss for the period		36,651	6,786	121,501	39,546

Loss per share
– Basic and diluted	11	$0.18	$0.04	$0.61	$0.23

Weighted average number of common shares outstanding — basic and diluted	11	205,248,258	186,432,173	198,092,309	175,631,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of US Dollars)

(Unaudited)

	Common	Preferred	Special	Additional	Accumulated Other
Three months ended September 30, 2021	Shares	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
June 30, 2021 (restated - Note 2)	188,901	550	—	72,541	(1,216)	(247,708)	13,068
Exercise of stock options (Note 10)	6,039	—	—	(4,366)	—	—	1,673
Conversion of debentures (Note 7)	26,503	—	—	—	—	—	26,503
Common share options–payments (Note 10)	—	—	—	9,508	—	—	9,508
Common shares issued for services	1,248	—	—	—	—	—	1,248
Net equity from Business Combination (Note 4)	60,987	—	—	30,339	—	—	91,326
Conversion of preferred shares to common shares	550	(550)	—	—	—	—	—
Loss for the period	—	—	—	—	—	(36,651)	(36,651)
September 30, 2021	284,228	—	—	108,022	(1,216)	(284,359)	106,675

	Common	Preferred	Special	Additional	Accumulated Other
Three months ended September 30, 2020	Shares	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
June 30, 2020	144,065	550	—	32,294	(1,216)	(138,987)	36,706
Private placements (net of financing costs)	8,531	—	—	—	—	—	8,531
Common shares to be issued for exploration expenses (Note 6)	—	—	—	2,066	—	—	2,066
Common share options–payments (Note 10)	(74)	—	—	1,533	—	—	1,459
Loss for the period	—	—	—	—	—	(6,786)	(6,786)
September 30, 2020	152,522	550	—	35,893	(1,216)	(145,773)	41,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of US Dollars)

(Unaudited)

	Common	Preferred	Special	Additional	Accumulated Other
Nine months ended September 30, 2021	Shares	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2020	154,431	550	—	45,347	(1,216)	(162,858)	36,254
Exercise of stock options (Note 10)	14,297	—	—	(10,061)	—	—	4,236
Common shares issued for exploration expenses (Note 6)	25,664	—	—	(12,879)	—	—	12,785
Conversion of debentures (Note 7)	27,003	—	—	—	—	—	27,003
Common share options–payments (Note 10)	—	—	—	55,276	—	—	55,276
Common shares issued for services	1,296	—	—	—	—	—	1,296
Net equity from Business Combination (Note 4)	60,987	—	—	30,339	—	—	91,326
Conversion of preferred shares to common shares	550	(550)	—	—	—	—	—
Loss for the period	—	—	—	—	—	(121,501)	(121,501)
September 30, 2021	284,228	—	—	108,022	(1,216)	(284,359)	106,675

	Common	Preferred	Special	Additional	Accumulated Other
Nine months ended September 30, 2020	Shares	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2019	79,824	550	—	35,257	(1,216)	(106,227)	8,188
Private placement (net of financing costs)	20,374	—	—	—	—	—	20,374
Financing cost	(26)	—	—	—	—	—	(26)
Common shares issued for acquisition of Tonga Offshore Minerals Limited (Note 5)	28,000	—	—	—	—	—	28,000
Common shares to be issued for exploration expenses (Note 6)	—	—	—	4,957	—	—	4,957
Common share options–payments (Note 10)	(396)	—	—	2,089	—	—	1,693
Common shares issued for services	24,746	—	—	(6,410)	—	—	18,336
Loss for the period	—	—	—	—	—	(39,546)	(39,546)
September 30, 2020	152,522	550	—	35,893	(1,216)	(145,773)	41,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Nine months ended
		September 30,
	Note	2021	2020
Cash resources provided by (used in)

Operating activities
Loss for the period		(121,501)	(39,546)
Items not affecting cash:
Amortization		324	421
Expenses settled in share-based payments	6,10	69,357	16,653
Interest on convertible debentures	7	1,003	—
Change in fair value of warrant liability	8	(878)	—
Unrealized foreign exchange		(31)	(1)
Changes in working capital:
Receivables and prepayments		(8)	(65)
Accounts payable and accrued liabilities		23,395	1,188
Net cash used in operating activities		(28,339)	(21,350)

Investing activities
Acquisition of exploration contract	5	(3,440)	(607)
Acquisition of equipment		(402)	—
Net cash used in investing activities		(3,842)	(607)

Financing activities
Exercise of stock options	10	4,236	—
Proceeds from issuance of convertible debentures	7	26,000	—
Proceeds from issuance of common shares (net of fees and other costs)	9	—	20,348
Proceeds from Business Combination (net of fees and other costs)	4	104,465	—
Net cash provided by financing activities		134,701	20,348

Net change in cash and cash equivalents		102,520	(1,609)
Impact of exchange rate changes on cash and cash equivalents		24	(4)
Cash and cash equivalents – beginning of period		10,096	15,951
Cash and cash equivalents – end of period		112,640	14,338

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”), formerly known as Sustainable Opportunities Acquisition Corporation (“SOAC”), was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019 and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. On September 9, 2021, the Company completed its business combination (the “Business Combination”) with DeepGreen Metals Inc. (“DeepGreen”) (Note 4). The Company’s corporate office, registered address and records office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively. In connection with closing of the Business Combination, DeepGreen merged with a wholly-owned subsidiary of SOAC and became a wholly-owned subsidiary of the Company. DeepGreen was determined to be the accounting acquirer and therefore, the prior period financial information represents the financial condition and operating results of DeepGreen.

The Company is a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”), located about 1,300 nautical miles south-west of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) critical for the transition to clean energy and infrastructure buildout. The Company is considered to have mining operations and mining properties in accordance with regulations of the U.S. Securities and Exchange Commission (“SEC”).

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (the “ISA”), an intergovernmental organization established in 1994 pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”). ISA contracts are granted to sovereign states or have to be sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract by the ISA in January 2012 and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”) under the sponsorship of Kingdom of Tonga (“Tonga”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). The Company entered into an option agreement with Marawa to purchase such tenements granted to exclusively collect nodules from the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and with its strategic partner, Maersk Supply Service A/S (“Maersk”) to undertake resource definition and environmental baseline campaigns.

The realization of the Company’s assets and attainment of profitable operations is dependent upon many factors including, among other things: financing being arranged by the Company to continue operations, development of a nodule collection system for the recovery of polymetallic nodules from the seafloor as well as development of processing technology for the treatment of polymetallic nodules, the establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and environmental permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events.

Since March 2020, several measures have been implemented by the governments in Canada, the United States of America (“US”), Australia, and the rest of the world in the form of office closures and limiting the movement of personnel in response to the increased impact from the novel coronavirus (“COVID-19”). While the impact of COVID-19 has not been significant to the Company’s business operations to date, the current circumstances are dynamic and may negatively impact the Company’s business operations, exploration and development plans, results of operations, financial position, and cash flows.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

2.Restatement of Previously Issued Quarterly Financial Statements

The Company has restated its financial statements as of and for the three month period ended March 31, 2021, and as of and for the six month period ended June 30, 2021 (the “Affected Periods”) in this Quarterly Report on Form 10-Q.  The restatement resulted from the following items identified while preparing the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021:

(a)	certain invoices for exploration expenses were not appropriately accrued as of June 30, 2021, resulting in a $2.7 million understatement of each of exploration expenses and accounts payable and accrued liabilities as of and for the six month period ended June 30, 2021; and
(b)	the Company’s expensing of options granted in the first quarter of 2021 under the Company's Short-Term Incentive Plan (“STIP”) based on the grantee’s historical start date with the Company rather than the grant date of the options on March 4, 2021, as required by US Generally Accepted Accounting Principles (“US GAAP”), resulting in a $1.8 million overstatement of stock-based compensation expenses as of and for the three month period ended March 31, 2021, and $0.3 million understatement and $1.5 million overstatement of stock-based compensation expenses as of and for the six month period ended June 30, 2021, respectively.

Therefore, the Company is restating its financial statements for the Affected Periods (the “Restatement”).

The Company considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, and ASC Topic 250-10-S99-1, Assessing Materiality and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in evaluating whether the Company’s previously issued quarterly financial statements were materially misstated. The Company concluded the items set forth above were not material individually or in the aggregate to the quarterly financial statements presented for the Affected Periods. Therefore, amendments of the previously filed report and registration statements in which such quarterly financial statements were included was not required. The following summarizes the effect of the Restatement on each financial statement line item for each period presented.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Condensed Consolidated Balance Sheets

		As at March 31,	As at June 30,
		2021	2021
Accounts payable and accrued liabilities	As previously reported	6,430	9,033
	Adjustments[1]	—	2,663
	As restated	6,430	11,696

Total liabilities	As previously reported	44,075	45,869
	Adjustments[1]	—	2,663
	As restated	44,075	48,532

Additional paid in capital	As previously reported	63,576	74,069
	Adjustments[2]	(1,848)	(1,528)
	As restated	61,728	72,541

Deficit	As previously reported	(220,416)	(246,573)
	Adjustments[1,2]	1,848	(1,135)
	As restated	(218,568)	(247,708)

Total shareholders' equity	As previously reported	25,631	15,731
	Adjustments[1]	—	(2,663)
	As restated	25,631	13,068

1.	Reflects increase of $2.7 million in exploration expenses for the six months ended June 30, 2021 to accrue for certain exploration invoices as at June 30, 2021.
2.	Reflects decrease of $1.8 million and $1.5 million of stock-based compensation expenses for the three months ended March 31, 2021 and six months ended June 30, 2021, respectively.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Condensed Consolidated Statements of Loss and Comprehensive Loss

		Three Months Ended	Three Months Ended	Six Months Ended
		March 31, 2021	June 30, 2021[4]	June 30, 2021
Exploration expenses	As previously reported	39,364	15,372	54,736
	Adjustments[1,2]	(1,257)	2,854	1,597
	As restated	38,107	18,226	56,333

General and administrative expenses	As previously reported	17,955	10,311	28,266
	Adjustments[3]	(591)	129	(462)
	As restated	17,364	10,440	27,804

Operating loss	As previously reported	57,319	25,683	83,002
	Adjustments[1,2,3]	(1,848)	2,983	1,135
	As restated	55,471	28,666	84,137

Loss and comprehensive loss for the period	As previously reported	57,558	26,157	83,715
	Adjustments[1,2,3]	(1,848)	2,983	1,135
	As restated	55,710	29,140	84,850

Loss per share - Basic and diluted	As previously reported	0.30	0.13	0.43
	Adjustments[1,2,3]	(0.01)	0.02	0.01
	As restated	0.29	0.15	0.44

1.	Reflects decrease of $1.3 million for the three months ended March 31, 2021 and increase of $0.2 million and decrease of $1.1 million for the three and six months ended June 30, 2021, respectively, related to stock-based compensation expense.
2.	Reflects increase of $2.7 million to accrue for certain exploration invoices for the three and six months ended June 30, 2021.
3.	Reflects decrease of $0.6 million for the three months ended March 31, 2021 and increase of $0.1 million and decrease of $0.5 million for the three and six months ended June 30, 2021, respectively, related to stock-based compensation expense.
4.	Results for the three month period ended June 30, 2021 have not been previously reported on a standalone basis.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Condensed Consolidated Statements of Changes in Equity

		As at March 31,	As at June 30,
		2021	2021
Additional paid in capital	As previously reported	63,576	74,069
	Adjustments[1]	(1,848)	(1,528)
	As restated	61,728	72,541

Deficit	As previously reported	(220,416)	(246,573)
	Adjustments[1,2]	1,848	(1,135)
	As restated	(218,568)	(247,708)

Total shareholders' equity	As previously reported	25,631	15,731
	Adjustments[2]	—	(2,663)
	As restated	25,631	13,068

1.	Reflects decrease of $1.8 million for the three months ended March 31, 2021 and decrease of $1.5 million for the six months ended June 30, 2021 related to stock-based compensation expense.
2.	Reflects increase of $2.7 million to accrue for certain exploration invoices for the six months ended June 30, 2021.

Condensed Consolidated Statements of Cash Flows

		Three Months Ended	Six Months Ended
		March 31, 2021	June 30, 2021
Loss for the period	As previously reported	(57,558)	(83,715)
	Adjustments[1,2]	1,848	(1,135)
	As restated	(55,710)	(84,850)

Expenses settled in share-based payments	As previously reported	45,059	60,128
	Adjustments[1]	(1,848)	(1,528)
	As restated	43,211	58,600

Accounts payable and accrued liabilities	As previously reported	2,114	4,719
	Adjustments[2]	—	2,663
	As restated	2,114	7,382

1.	Reflects decrease of $1.8 million for the three months ended March 31, 2021 and decrease of $1.5 million for the six months ended June 30, 2021 related to stock-based compensation expense.
2.	Reflects increase of $2.7 million to accrue for certain exploration invoices for the six months ended June 30, 2021.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

3.Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements are prepared in accordance with US GAAP for interim financial statements. Accordingly, certain information and footnote disclosures required by US GAAP have been condensed or omitted in these unaudited condensed consolidated financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2021 or for any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2020. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

All share and per share amounts have been adjusted to reflect the impact of the Business Combination (Note 4).

Basis of Measurement

These unaudited condensed consolidated financial statements have been prepared under the historical cost convention and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, accounting for the acquisition of TOML, the valuation of common share-based payments, including valuation of the incentive stock options (Note 10) and the common shares issued to Maersk (Notes 6 and 9), as well as the valuation of warrant liability (Note 8). Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. In accordance with US GAAP, the Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued expenses and deferred acquisition costs, approximate their fair values due to the short-term nature of these instruments.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liability from Equity, and ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Prior to the Business Combination, SOAC issued 15,000,000 common share warrants (“Public Warrants”) as part of the units offered in its initial public offering and, simultaneously with the closing of initial public offering, SOAC issued an aggregate of 9,500,000 private placement common share warrants (“Private Warrants”) in a private placement. For accounting purposes, the Company was considered to have issued the Public and Private Warrants as part of the Business Combination (Note 4).

The Private Warrants were valued using a Black-Scholes model, which resulted in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s common shares. The expected volatility was based on consideration of the implied volatility from the Company’s Public Warrants market price.

Recent Accounting Pronouncements Issued and Adopted

Accounting for Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, ASU 2020-08 amended the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with the use of the treasury stock method no longer permitted. The ASU 2020-08 is effective for fiscal periods after December 15, 2021, with early adoption permitted, but no earlier than fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The ASU 2020-08 allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of deficit. The Company adopted this standard on January 1, 2021. The standard did not have any impact on the Company’s historical financial statements but was applied to recognize the impact of the convertible debentures issued during February 2021 (Note 7).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

4.Business Combination

On March 4, 2021, SOAC and DeepGreen entered into a business combination agreement (“BCA”) in which SOAC would combine with DeepGreen, relist on the Nasdaq and SOAC would be renamed to TMC. The Business Combination was consummated on September 9, 2021, whereby SOAC acquired all of the outstanding common shares of DeepGreen.

Pursuant to the BCA, shareholders of DeepGreen exchanged their DeepGreen common shares at a ratio of 1.157862 TMC common shares per DeepGreen common share (“Exchange Ratio”) and received approximately 203.9 million TMC common shares and a total of 120.1 million Class A to H special shares (“Special Shares”). Each class of Special Shares automatically convert to TMC common shares if TMC common shares trade at a price on any twenty trading days within any thirty trading day period that is greater than or equal to the specific trigger price for the respective class of Special Share. The trigger prices range from $15 per share to $200 per share. Additionally, existing DeepGreen options were automatically adopted by TMC (the “Rollover Options”) after application of the Exchange Ratio to both the underlying number of common shares and the exercise price. These Rollover Options did not change in value as a result of the Business Combination. The Rollover Options also entitle holders thereof to a pro-rata portion of up to an aggregate of 14.9 million Special Shares if exercised. Lastly, the warrants granted to Allseas to acquire 10 million DeepGreen common shares at a nominal value (the “Allseas Warrant”) have been assumed by TMC and have become warrants to purchase 11.6 million TMC common shares, in accordance with its terms.

Below is a summary of the Special Shares and their respective vesting thresholds, assuming the full amount of Special Shares from Rollover Options are issued:

Special Share Class	A	B	C	D	E	F	G	H
Share Trigger price ($)	15	25	35	50	75	100	150	200
Special Shares (million)	5	10	10	20	20	20	25	25

In connection with the Business Combination, the SOAC sponsors were entitled to additional 0.5 million Class I Special Shares and 0.7 million Class J Special Shares which are convertible to TMC common shares if TMC common shares trade for a price on any twenty trading days within any thirty trading day period that is greater than or equal to $50.00 per share and $12.00 per share, respectively.

The following table reconciles the cash proceeds from the Business Combination:

Cash proceeds from SOAC	$27,328
Cash proceeds from sale of equity securities	110,300
Gross cash received by TMC from Business Combination	137,628
Less: Transaction costs settled in cash	(33,163)
Net contributions from Business Combination	$104,465

In addition to the amounts above, the Company incurred $8.7 million of transaction costs which were settled by issuance of 873,953 common shares on October 7, 2021. As at September 31, 2021, these transaction costs were offset against proceeds with the unissued shares being recorded in additional paid in capital.

Prior to the Business Combination, SOAC had 30.0 million shares of Class A common stock with a par value of $0.0001 per share (“SOAC Class A Shares”) outstanding and 7.5 million shares of Class B common stock with a par value of $0.0001 per share (“SOAC Class B Shares”) held by Sustainable Opportunities Holdings LLC (the “Sponsor”).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

In connection with the Business Combination, 27.3 million SOAC Class A Shares were redeemed by public shareholders. On September 9, 2021, each remaining issued and outstanding share of SOAC Class A Shares automatically converted, on a one-for-one basis, into TMC common shares and 6.8 million outstanding shares of SOAC Class B Shares automatically converted, on a one-for-one basis, into TMC common shares and 0.7 million outstanding shares of SOAC Class B Shares converted into Class J Special Shares. The TMC common shares also changed from having a par value of $0.0001 per share to no par value.

The number of TMC common shares issued immediately following the consummation of the Business Combination is summarized as follows:

Number of
Shares by type	shares
SOAC Class A shares outstanding prior to the Business Combination	30,000,000
Less: Redemption of SOAC Class A shares	(27,278,657)
SOAC Class A shares outstanding and converted to TMC common shares	2,721,343
Shares issued in the Private Investment in Public Equity (“PIPE”)	11,030,000
Conversion of SOAC Class B shares to TMC common shares	6,759,000
Shares issued to SOAC and PIPE investors	20,510,343
Shares issued to the DeepGreen shareholders	203,874,981
Total TMC common shares outstanding at close of Business Combination	224,385,324

The Company incurred transaction costs related to the Business Combination of approximately $46.8 million, of which $0.6 million and $4.9 million, incurred prior to the closing of the Business Combination becoming probable, are included in general and administrative expenses on the consolidated statements of loss and other comprehensive loss for the three and nine months ended September 30, 2021, respectively. The remaining $41.9 million of transaction costs were capitalized to common shares on the condensed consolidated balance sheet as of September 30, 2021.

The Business Combination was accounted for as a reverse acquisition with no goodwill or intangible assets being recorded. As SOAC had no operations, the net assets acquired were recorded at their historical cost. Adjustments related to the Business Combination including consideration paid to DeepGreen shareholders and any other adjustments to the eliminate the historical equity of SOAC and recapitalize the equity of DeepGreen were recorded to common shares to reflect the effective issuance of common shares to SOAC and PIPE investors in the Business Combination.

5.TOML Acquisition

On March 31, 2020, the Company entered into an acquisition agreement to acquire the polymetallic nodules business unit of TOML and other entities in the group (the “TOML Group”) from Deep Sea Mining Finance Ltd. (“DSMF”) (the “TOML Acquisition”). Total purchase price of the TOML Acquisition, before transaction costs, was $32.0 million. TOML holds an ISA exploration contract in the CCZ ("TOML Exploration Contract") and some exploration related equipment. The TOML Group also holds various patents and an application right with respect to a prospecting exploration contract in Kiribati.

The purchase price of $32.0 million was settled through initial cash payments in two tranches of $0.25 million each (paid on March 31, 2020 and May 31, 2020, respectively), issuance of 9,005,595 common shares after adjustment for the Exchange Ratio, $0.1 million payment to the ISA on behalf of DSMF and deferred consideration of $3.4 million which was to be paid on January 31, 2021. The common share consideration paid by the Company was valued at $3.11 per common share, after adjustment for the Exchange Ratio, based on the private placements completed by DeepGreen around the time of the TOML Acquisition, for a total of $28.0 million.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

The Company had the option of settling the deferred consideration in either cash or common shares of the Company at its sole discretion. In January 2021, the arrangement with DSMF was amended to pay the entire deferred consideration with cash. The deferred consideration was fully settled on June 30, 2021.

The Company incurred legal and regulatory fees to complete the acquisition totalling $47 thousand.

The Company determined that the value of TOML Acquisition was substantially concentrated in the TOML Exploration Contract and therefore considered this to be an acquisition of a group of connected assets rather than an acquisition of business. Consequently, the total cost of the transaction was primarily allocated to exploration contracts.

The net assets acquired as part of the TOML Acquisition were as follows:

Net assets acquired	$

Cash payments	560
Common shares issued (9,005,595 common shares @ $3.11, after adjustment for the Exchange Ratio)	28,000
Transaction costs paid	47
Deferred consideration	3,440
Total acquisition cost	32,047
Allocated to:
Equipment	21
Exploration contracts (Note 6)	42,701
Deferred tax liability[1]	(10,675)
Net assets acquired	32,047

1.	A deferred tax liability was recognized by the Company on acquisition related to differences between the book value and the tax basis of the TOML exploration contract.

6.    Exploration Contracts

Significant Exploration Agreements

NORI Exploration Contract:

The Company’s wholly-owned subsidiary, NORI, was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. The contract application fee was $0.3 million, and provides NORI with exclusive rights to explore for polymetallic nodules in the NORI Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms (Note 13) and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

NORI has a right to renounce, without penalty, in whole or part of its rights in the NORI Area at any time and therefore does not have a fixed commitment with relation to the NORI Exploration Contract (Note 13).

Marawa Agreements:

Marawa was granted the Marawa Exploration Contract on May 30, 2012. The Marawa Exploration Contract provides Marawa with exclusive rights to explore for polymetallic nodules in the Marawa Area for an initial term of 15 years (subject to renewal for successive five-year periods) subject to complying with the exploration contract terms and the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

On March 17, 2012, the Company’s wholly-owned subsidiary, DeepGreen Engineering Pte. Ltd. (“DGE”), entered into an Option Agreement (“Marawa Option Agreement”) with Marawa and Kiribati. Under the amended Marawa Option Agreement dated October 1, 2013, DGE paid an option fee of $0.3 million to acquire the right to purchase tenements, as may be granted to Marawa by the ISA or any other regulatory body, for the greater of $0.3 million or the value of any amounts owing to DGE by Marawa. The exercise period for the option is a maximum of 40 years after the date of the execution of the amended Marawa Option Agreement.

On October 1, 2013, DGE also entered into a services agreement (“Marawa Services Agreement”) with Marawa and Kiribati, which grants DGE the exclusive right to carry out all exploration and collection in the Marawa Area. Under the Marawa Services Agreement, DGE will pay to the ISA, on behalf of Marawa, the following: $47 thousand annual exploration fees, ISA royalties and taxes, and the ISA exploitation application fee of $0.3 million. In addition, DGE will ensure that the activities carried out in the Marawa Area by DGE and any other service contractor complies with the ISA regulations and any other required regulations.

The Marawa Services Agreement grants DGE the right to recover any and all polymetallic nodules from the Marawa Area by paying Kiribati a royalty per wet tonne of polymetallic nodules collected (adjusted for inflation from October 1, 2013 onwards).

DGE has the right to terminate the Marawa Services Agreement at its sole discretion by giving written notice to Marawa and Kiribati, and such termination shall take effect two months following the date of the termination notice, provided that DGE shall pay to the ISA on behalf of Marawa the fees or payments legally owed to the ISA by Marawa (including the annual ISA exploration fee and ISA royalties and taxes) that are outstanding at the date of termination or that are incurred within 12 months after the date of such termination. There are no other longer-term commitments with respect to the Marawa Option Agreement and the Marawa Services Agreement.

As at September 30, 2021, Marawa had no amounts owing to DGE under the Marawa Services Agreement and no purchase tenements had been granted to Marawa.

TOML Exploration Contract:

TOML was granted the TOML Exploration Contract on January 11, 2012 under the sponsorship of Tonga. The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in the TOML Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

Strategic Partnerships

Marine Vessel Services:

Effective March 15, 2017, the Company entered into a strategic partnership with Maersk to undertake the exploration, environmental baseline and offshore testing required to support development of pre-feasibility studies for economic production of polymetallic nodules from the CCZ.  Under the agreement, Maersk provides marine vessel services and project management services, enabling TMC to undertake the various offshore campaigns to support required pre-feasibility studies. During these offshore campaigns, TMC undertook baseline studies required to complete an Environmental and Social Impact Assessment (“ESIA”), collected nodules for metallurgical test work and collected samples and survey data for resource evaluation. Prior to February 5, 2021, the costs related to the marine vessel use were settled through the issuance of DeepGreen common shares, the number of which was based on a contractual price of $1.08 per common share, after adjustment for the Exchange Ratio. Project management services provided by Maersk for managing these offshore campaigns are paid in cash.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Common shares transactions with Maersk since the inception of the strategic partnership were as follows:

	Marine vessel	Common	Fair value per	Marine vessel
	cost invoiced	shares issued	common share	cost recognized
Year of Service	$		$[1]	$
2017/2018	2,566	2,376,396	0.65	1,539
2018	4,594	4,255,215	1.51	6,431
2019	5,615	5,201,561	3.11	16,173
2019/2020	5,120	4,742,615	3.11	14,746
2020/2021 [2]	4,583	4,245,031	6.05	25,664
	22,478	20,820,818		64,553

1.	The fair value of the common shares was determined based on the private placements completed by DeepGreen around the time of common shares issued to Maersk, including the application of weighted average probability for the closing of the Business Combination. The number of common shares issued was based on a contractual price of $1.08 per common share, after adjustment for the Exchange Ratio.
2.	During the nine months ended September 30, 2021, the Company issued 4,245,031 common shares, after adjustment for the Exchange Ratio, to Maersk of which 4,142,270 common shares, after adjustment for the Exchange Ratio, pertained to the marine vessel use during the year ended December 31, 2020. These DeepGreen common shares were recognized at their estimated fair value of $6.05 per common share, after adjustment for the Exchange Ratio (December 31, 2020 - $3.11 per common share, after adjustment for the Exchange Ratio).

As at September 30, 2021, Maersk owned 20.8 million TMC common shares (December 31, 2020 – 16.6 million TMC common shares after adjustment for the Exchange Ratio) which constituted 9.3% (December 31, 2020 – 8.8%) of the total common shares outstanding. Maersk is considered a related party to the Company.

Total cost incurred to Maersk for offshore campaigns during the three and nine months ended September 30, 2021 amounted to $4.8 million and $29.5 million, respectively (three months and nine months ended September 30, 2020 - $2.3 million and $17.9 million, respectively).

On March 4, 2021, the agreement with Maersk was amended whereby all costs incurred on or after February 5, 2021 pertaining to the use of the marine vessel would be paid in cash rather than through issuance of common shares. The amended agreement is in place until January 8, 2022, at which point the parties will negotiate any potential future offshore engagements on a case-by-case basis.

As at September 30, 2021, TMC had outstanding payables to Maersk of $9.3 million (December 31, 2020 - $1.8 million) included within accounts payable and accrued liabilities.

Strategic Alliance with Allseas Pilot Mining Test Project

On March 29, 2019, TMC and Allseas entered into a Strategic Alliance Agreement (“SAA”) with the objective to develop and operate commercial nodule collection systems in the Company’s contract areas. The SAA included the intent to develop and deploy a Pilot Mining Test System (“PMTS”), the successful completion of which would support TMC’s application for an exploitation contract with the ISA. Allseas committed to a fixed price development contract and would own all intellectual property used and generated in the development of the PMTS. Upon successful completion of the PMTS, TMC and Allseas have also agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. Under the terms of the SAA, Allseas subscribed for and ultimately received 7.7 million common shares for a total of $20.0 million paid in cash to the Company.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

On July 8, 2019, as contemplated by the SAA, TMC and Allseas entered into the PMTS agreement (“PMTS Agreement”) which governs the terms, design specifications, procedures, and timetable under which Allseas agreed to complete the PMTS. Under the PMTS Agreement, in exchange for Allseas’ development efforts, upon successful delivery of the PMTS by Allseas, TMC agreed to pay Allseas: (a) $30.0 million in cash and (b) issue 11.6 million common shares.

Contract Amendments

On February 29, 2020, the original PMTS Agreement was amended to recognize the acquisition by Allseas of the Hidden Gem, a former drillship to be converted into a surface production vessel that would first be used as part of PMTS, and later as part of the commercial production system. TMC paid an additional: (a) $10.0 million in cash and (b) $10.0 million by issuing 3.2 million common shares valued at $3.11 per share.

On March 4, 2021 and June 30, 2021, TMC and Allseas further amended the original PMTS Agreement whereby, instead of issuing 11.6 million common shares upon successful delivery of the PMTS, TMC issued the Allseas Warrant. The Allseas Warrant will vest and become exercisable upon successful completion of the PMTS and will expire on September 30, 2026. A maximum of 11.6 million warrants to purchase common shares will vest if the PMTS is completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the PMTS is completed after September 30, 2025. Since the Allseas Warrant vests upon the achievement of a performance condition, being the completion of the PMTS, under US GAAP, the vesting of the Allseas Warrant was not determined to be probable as at September 30, 2021. No expense or liability has been recorded as at and for the nine month period ended September 30, 2021.

The amendment on March 4, 2021 stipulated that if the market price of the TMC common shares on June 1, 2022 is higher than $12.95 per common share, the aggregate value of the common shares underlying the Allseas Warrant above $150 million as at June 1, 2022 will automatically become a commercial credit from Allseas to TMC equal to the excess value. This commercial credit will be effective on the vesting date of the Allseas Warrant and the Company will be able to exchange this excess value for any future goods and services from Allseas under the nodule collection and shipping contract for one year after commercial production. There can be no assurance that such future goods and services from Allseas will occur.

The 2021 contract amendments also restructured the original $30.0 million lump sum cash payment upon successful delivery of the PMTS to:

●	$10 million within 10 business days of the closing of the Business Combination and Allseas providing confirmation of placing an order for certain equipment and demonstrating certain progress on construction of the PMTS;
●	$10 million on the later of (i) January 1, 2022, and (ii) confirmation of successful completion of the North Sea drive test; and
●	$10 million upon successful completion of the PMTS.

As at September 30, 2021, Allseas has successfully reached the first progress milestone by confirming the order of certain equipment and demonstrating certain progress on construction of the PMTS and the Business Combination was completed.  Accordingly, the first $10 million payment was paid to Allseas on October 5, 2021.

The Company accounts for the first two milestone payments in accordance with ASC 730, Research and Development, as these payments represented progress payments. Accordingly, the Company expenses the payments according to when the services are performed. The research and development related services commenced in July 2019 and are expected to be performed through January 2023. Therefore, the Company records the expense on a straight-line basis over the life of the contract which resulted in total expense of $12.9 million recorded within exploration expenses for the three and nine months ended September 30, 2021. The third milestone payment is determined to be a milestone and is accounted for in accordance with ASC 450, Contingencies. The Company will record the expense and liability when the milestone becomes probable. The Company has not recorded a liability as of September 30, 2021.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

As at September 30, 2021, Allseas owned 16.2 million TMC common shares (December 31, 2020 – 14.2 million TMC common shares) which constituted 7.2% (December 31, 2020 – 7.5%) of total common shares outstanding.  The total share ownership included 3.2 million shares issued in a private placement in June 2020. Allseas is considered a related party to the Company.

Exploration Expenses

The detail of exploration expenses is as follows:

		NORI	Marawa	TOML
For the three months ended		Exploration	Option	Exploration
September 30, 2021	General	Contract	Agreement	Contract	Total
Exploration labor	—	483	198	168	849
Offshore campaigns	—	4,352	544	544	5,440
Common share options-based payments (Note 10)	—	1,578	594	860	3,032
Amortization	—	127	—	1	128
External consulting	10	564	118	112	804
Travel, workshop and other	—	592	27	76	695
PMTS	—	10,244	1,376	1,280	12,900
	10	17,940	2,857	3,041	23,848

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

		NORI	Marawa	TOML
For the three months ended		Exploration	Option	Exploration
September 30, 2020	General	Contract	Agreement	Contract	Total
Exploration labor	—	423	181	166	770
Offshore campaigns	—	2,089	261	261	2,611
Common share options-based payments (Note 10)	—	148	87	45	280
Amortization	—	139	—	2	141
External consulting	17	397	127	150	691
Travel, workshop and other	—	45	9	9	63
	17	3,241	665	633	4,556

		NORI	Marawa	TOML
For the nine months ended		Exploration	Option	Exploration
September 30, 2021	General	Contract	Agreement	Contract	Total
Exploration labor	—	1,330	552	507	2,389
Offshore campaigns	—	23,365	2,864	2,864	29,093
Common share options-based payments (Note 10)	—	16,680	6,925	6,972	30,577
Amortization	—	321	-	3	324
External consulting	10	2,648	538	559	3,755
Travel, workshop and other	—	841	120	182	1,143
PMTS	—	10,244	1,376	1,280	12,900
	10	55,429	12,375	12,367	80,181

		NORI	Marawa	TOML
For the nine months ended		Exploration	Option	Exploration
September 30, 2020	General	Contract	Agreement	Contract	Total
Exploration labor	—	1,171	566	309	2,046
Offshore campaigns	—	13,875	2,786	771	17,432
PMTS	—	9,333	1,167	1,167	11,667
Common share options-based payments (Note 10)	—	265	171	45	481
Amortization	—	417	—	4	421
External consulting	38	1,935	464	386	2,823
Travel, workshop and other	—	617	181	76	874
	38	27,613	5,335	2,758	35,744

7.Convertible Debentures

In February 2021, the Company issued a total of $26 million of convertible debentures. The convertible debentures had an interest rate of 7.0% per annum, compounded annually, and had a maturity date that is 24 months from the date of issuance. The debentures were convertible into shares of the Company at anytime at the conversion price of $8.64 per common share after adjustment for the Exchange Ratio. Unless any accrued interest was converted prior to the maturity date, all accrued and unpaid interest was payable at the maturity date in TMC common shares at a conversion price of $8.64 per common share after adjustment for the Exchange Ratio.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

The terms of the convertible debentures provided that in the event that the Company completed the Business Combination (Note 4) or another change of control transaction at any time prior to the maturity date, the debenture value would be automatically converted into the common shares at the conversion price immediately prior to the Business Combination or the change of control transaction. If the debentures, or any portion thereof, were not converted by the holder upon the earlier of the maturity date or the completion of the Business Combination or the change of control transaction, the outstanding debenture value would automatically convert into the common shares at the conversion price of $8.64 per common share, after adjustment for the Exchange Ratio.

On February 18, 2021, convertible debentures with a principal amount of $0.5 million were converted into 57,894 common shares of the Company, after adjustment for the Exchange Ratio.

During the three and nine months ended September 30, 2021, the Company accrued $0.3 million and $1.0 million as interest expense on the convertible debentures, respectively.

On September 9, 2021, the Company issued 3,068,673 common shares, after adjustment for the Exchange Ratio, upon conversion of the outstanding debentures consisting of $25.5 million and $1.0 million of principal and accrued interest, respectively.

8.Warrant Liability

The Company accounts for the Public and Private Warrants in accordance with the guidance contained in ASC 815 (Subtopic 40), Derivative and Hedging – Contracts in Entity’s Own Equity, and the SEC Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SEC Statement”), under which the Public Warrants are determined to meet the criteria for equity classification, while the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. Specifically, the terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Warrants from being classified in equity and should be classified as a liability. Accordingly, the Company classified the Private Warrants as liabilities measured at fair value and adjusts the Private Warrants to their fair value at the end of each reporting period. The warrant liability is subject to re-measurement at each balance sheet date until exercised with any changes in fair value being recognized in the Company’s statement of loss and comprehensive loss.

Public Warrants

Each whole Public Warrant entitles the holder to purchase one TMC common share at a price of $11.50 per share beginning on October 9, 2021. As at September 30, 2021, 15,000,000 Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of common shares nor any voting rights until they exercise their warrants and receive common shares.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

The Company will not be obligated to deliver any common shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act of 1933 (“Securities Act”) with respect to the common shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrants will be exercisable and the Company will not be obligated to issue a common share upon exercise of a Public Warrant unless the common share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrants. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the common share underlying such unit. On October 7, 2021, the Company filed a Registration Statement on Form S-1 with respect to the common shares underlying the Public Warrants, as well as the Private Warrants, which was declared effective by the SEC on October 22, 2021.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the common shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption in certain circumstances, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, by surrendering the Public Warrants for a number of common shares per warrant equal to the lesser of:

●	the quotient obtained by dividing (x) the product of the number of common shares underlying such warrant, multiplied by the excess of the average reported closing price of common shares for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders (“Fair Market Value”) over the warrant price by (y) the Fair Market Value, and
●	0.365.

Private Warrants

As at September 30, 2021, 9,500,000 Private Warrants were outstanding. The Private Warrants (including the common shares issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until October 9, 2021, except to permitted transferees. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:

(i)	the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and
(ii)	the Private Warrants are not redeemable by the Company.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, if not held by the Sponsor or any of its permitted transferees, provided that the other conditions of such redemption are met, as described above. If holders of the Private Warrants elect to exercise the warrants on a cashless basis, the holder would pay the exercise price by surrendering their Private Warrants for a number of common shares equal to:

●	the quotient obtained by dividing (x) the product of the number of common shares underlying the warrants, multiplied by the excess of the average reported closing price of the common shares for the ten trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent (“fair market value”) over the exercise price of the warrants by (y) the fair market value.

If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants are redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

The following table presents the changes in the fair value of warrant liabilities:

Private
Warrants
Warrant liability as at September 9, 2021	$12,501
Gain on change in fair value of warrant liability	(878)
Warrant liability as at September 30, 2021	$11,623

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2021.

The fair value of the Private Warrants were estimated with the following assumptions:

As of
September 30,
2021
Exercise price	$11.50
Stock price	$4.57
Volatility	58%
Term	4.9 years
Risk-free rate	1.0%
Dividend yield	0.0%

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

9.Common Shares

Authorized and Issued

As at September 30, 2021, the authorized, issued and outstanding common shares and Special Shares of the Company are as follows:

		Issued and
	Authorized	Outstanding
Common shares	Unlimited, with no par value	224,385,324

Class A Special Shares	5,000,000, with no par value	4,448,259

Class B Special Shares	10,000,000, with no par value	8,896,399

Class C Special Shares	10,000,000, with no par value	8,896,399

Class D Special Shares	20,000,000, with no par value	17,792,922

Class E Special Shares	20,000,000, with no par value	17,792,922

Class F Special Shares	20,000,000, with no par value	17,792,922

Class G Special Shares	25,000,000, with no par value	22,241,179

Class H Special Shares	25,000,000, with no par value	22,241,179

Class I Special Shares	500,000, with no par value	500,000

Class J Special Shares	741,000, with no par value	741,000

The holders of the Company's common shares are entitled to one vote for each share of common share held.

Each class of Special Shares do not have voting rights and do not participate in earnings. The Special Shares automatically convert to TMC common shares if TMC common shares trade at a price on any twenty trading days within any thirty trading day period that is greater than or equal to the specific trigger price for the respective class of Special Share. The trigger prices range from $15 per share to $200 per share (refer to Note 4 for details).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Common Share Continuity

In accordance with ASC 805, Business Combinations, under a reverse recapitalization, the equity structure reflects the equity structure of SOAC, as the legal acquirer, including the equity interests SOAC issued to affect the Business Combination. Accordingly, the Company has restated its equity structure using the Exchange Ratio of the Business Combination to reflect the number of shares of SOAC issued in the reverse acquisition. The share amounts stated below have been recast from the historical share totals of DeepGreen to reflect the Exchange Ratio.

Common shares	Number	$
Balance – December 31, 2019	163,331,904	79,824
Private placement	6,553,409	20,374
Financing cost incurred – Cash	—	(26)
Financing cost incurred - Stock option-based payments	—	(397)
Issued for TOML acquisition (Note 5)	9,005,595	28,000
Issued for services (Note 6)	7,997,496	24,866
Exercise of stock options	2,605,189	1,790
Balance – December 31, 2020	189,493,593	154,431
Issued for services (Note 6)	4,432,606	26,960
Exercise of stock options	6,312,756	14,297
Conversion of preferred shares to common shares	509,459	550
Issued in Business Combination (Note 4)	20,510,343	60,987
Conversion of debentures (Note 7)	3,126,567	27,003
Balance – September 30, 2021	224,385,324	284,228

10.Share-based compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan is 24,682,386 common shares, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Stock options

Pursuant to the Company’s stock option plan, directors may, from time to time, authorize the issuance of stock options to directors, officers, employees, and consultants of the Company and its subsidiaries. The board of directors grants such options with vesting periods and the exercise prices determined at its sole discretion. As described in Note 4, existing DeepGreen options were automatically adopted by TMC after application of the Exchange Ratio to both the underlying number of common shares and the exercise price and provided for additional Special Shares to be issued to optionholders on a pro-rata basis, if exercised. The Rollover Options did not change in value as a result of the Business Combination. Comparative information below have been restated by adjusting for the number of options and exercise prices for the Exchange Ratio.

As at September 30, 2021, there were 15,503,755 stock options outstanding under the Company’s STIP and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

A continuity schedule of the Company’s stock options in the Company’s STIP is as follows:

		Weighted	Aggregate
		average	Intrinsic	Weighted
		exercise	value of	average
	Options	price per	stock	contractual
	Outstanding	option	options	life (years)
Outstanding – December 31, 2020	15,549,977	0.80	36,126	7.34
Granted	6,373,203	2.10
Expired	(50,946)	0.39
Cancelled/Forfeited	(57,891)	0.65
Exercised	(6,310,588)	0.67
Outstanding – September 30, 2021	15,503,755	1.39	52,579	6.10
Vested and expected to vest – September 30, 2021	15,503,755	1.39	52,579	6.10
Vested and exercisable – September 30, 2021	13,513,779	0.86	50,155	6.22

A summary of the Company’s stock options granted and outstanding under TMC’s STIP as at September 30, 2021 is as follows:

		Weighted average
		life to expiry	Options	Options
Expiry Date	Exercise price	(years)	Outstanding	Exercisable
March 5, 2022	$0.65	0.43	634,541	634,541
March 5, 2023	$2.59	1.43	405,251	135,084
March 31, 2024	$0.65	2.50	73,811	73,811
March 5, 2025	$8.64	3.43	405,251	—
December 31, 2025	$0.65	4.25	11,578	11,578
February 2, 2026	$0.65	4.35	57,893	57,893
February 17, 2026	$0.22 - $0.52	4.39	448,861	448,861
June 1, 2028	$0.65 - $8.64	6.67	12,192,921	10,878,363
June 30, 2028	$2.59	6.75	1,273,648	1,273,648
			15,503,755	13,513,779

The total grant date fair value of STIP stock options that vested during the nine months ended September 30, 2021, was $29.6 million. As of September 30, 2021, total unrecognized stock-based compensation expense of $3.7 million is expected to be recognized over a weighted-average recognition period of approximately 1.70 years.

During the nine months ended September 30, 2021, the Company also granted 9,783,922  stock options under its LTIP. Such stock options have an exercise price of $0.65 per option and expire on June 1, 2028. The aggregate intrinsic value of LTIP stock options as at September 30, 2021 was $38.4 million. None of the LTIP stock options were exercisable on September 30, 2021. The Company expects LTIP options to vest as and when the market and performance milestones described below are achieved. As at September 30, 2021, total unrecognized stock-based compensation expense for the LTIP stock options was $33.2 million.

As at September 30, 2021, the fair value of the Company’s common shares was $4.57 per share. As at September 30, 2021, the Company used the closing market price of its common shares to estimate the intrinsic value of outstanding stock options. Prior to September 9, 2021, there was no quoted market price for the Company’s common shares. Accordingly, the Company estimated the fair value of common shares based on observable transactions in the Company’s common shares and by applying a probability-weighted approach to various outcomes. The approach involves estimates, judgments and assumptions that are highly complex and subjective. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its common shares as of each valuation date which may have a material impact on the valuation of the Company’s common shares and equity awards for accounting purposes.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

The aggregate intrinsic value of stock options exercised during the period ended September 30, 2021, was $39.4 million.

Activity and Valuation

On February 17, 2021, the Company granted a total of 568,120 incentive stock options to certain directors and non-employees. These options have an exercise price of between $0.22 per share and $0.65 per share, vested immediately upon grant, and expire between February 17, 2026 and February 26, 2026.

On February 26, 2021, the Company granted a total of 46,777 incentive stock options to a consultant. These options have an exercise price of $0.22 per share, vested immediately upon grant, and expire on February 26, 2026.

On March 4, 2021, the Company granted 5,758,306 incentive stock options to certain employees, directors and consultants under the Company’s STIP, as well as 9,783,922 incentive stock options to the same individuals under its LTIP.

The stock options granted under the STIP expire on June 1, 2028 or earlier, have and exercise prices ranging between $0.65 per share and $8.64 per share, and have vesting periods to a maximum of three years.

The fair value of the options granted under the Company’s STIP was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

2021
Expected dividend yield	0.0%
Expected stock price volatility	89.4%
Risk-free interest rate	0.5%
Expected life of options (years)	3.7
Estimated per share fair value of the Company’s common shares	7.0

The stock options granted under the LTIP have an exercise price of $0.65 per share and expire on June 1, 2028. The LTIP awards vest as follows:

(1)	Tranche 1 - 25% when the Company’s market capitalization equals $3 billion;
(2)	Tranche 2 - 35% when the Company’s market capitalization equals $6 billion;
(3)	Tranche 3 - 20% upon the date that the ISA grants an exploitation contract to the Company; and
(4)	Tranche 4 - 20% upon the commencement of the first commercial production following the grant of the exploitation contract.

Tranche 1 and Tranche 2 vest based on the Company’s market capitalization of $3 billion and $6 billion, respectively. Accordingly, these options are determined to be market-based awards for which the Company has calculated fair value and derived a service period through which to expense the related fair value. The options included in Tranche 1 and Tranche 2 had a grant date fair value of $5.59 per share and $5.42 per share and derived service periods of 0.33 years and 1.41 years, respectively. The Company will expense these awards ratably over the remaining service period.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

Tranche 3 and Tranche 4 of the LTIP stock options vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As at September 30, 2021, no compensation expense related to the performance based awards was recorded as the awarding of an ISA contract is outside the control of the Company. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when determined to be probable.

The fair value of awards granted under the LTIP was estimated on the date of grant with the following weighted average assumptions:

	Tranche 1 and
	Tranche 2[1]	Tranche 3[2]	Tranche 4[2]
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	91.0%	91.2%	91.2%
Risk-free interest rate	1.3%	0.8%	0.9%
Expected life of options (years)	7.3	5.2	5.4
Estimated per share fair value of the Company’s common shares	7.00	7.00	7.00

1.	The fair value of the market-based awards granted under the LTIP was estimated on the date of grant using a Monte-Carlo model to simulate a distribution of future stock prices.
2.	The fair value of the performance-based awards granted under the LTIP was estimated on the date of grant using the Black-Scholes option pricing model.

Changes in these assumptions could have a material impact on the Company's loss and comprehensive loss.

In September 2021, the board of directors approved amendments for certain stock option grants to extend their term beyond the retirement provisions in the Plan, resulting in an expense of $3.9 million.

During the three and nine months ended September 30, 2021, the Company recognized $9.5 million and $55.2 million as common share option-based payments expense, respectively, in the statement of loss and comprehensive loss (three and nine months ended September 30, 2020 - $1.5 million and $1.7 million, respectively).

A total of $6.4 million and $24.7 million related to general and administration matters was charged to the statement of loss and comprehensive loss as common share options-based payments for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 – $1.2 million and $1.2 million, respectively). The Company allocated a total of $3.0 million and $30.6 million of common share options-based payments related to exploration activities within exploration expenses for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 – $0.3 million and $0.5 million, respectively).

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2021, the Company granted 56,224 RSUs to non-executive directors of the Company vesting in thirds on each anniversary of the grant date. On each vesting date, RSU holders are entitled to receive TMC common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date. A total of $35 thousand was charged to the statement of loss and comprehensive loss as common share options-based payments for the three and nine months ended September 30, 2021.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

A summary of the RSU activity is presented in the table below:

		Weighted
		average grant-
	Number of	date fair value
	RSUs	per option
	Outstanding	$
Outstanding – December 31, 2020	—	—
Granted	56,224	12.45
Outstanding – September 30, 2021	56,224	12.45

The grant date fair value of RSUs is equivalent to the closing share price of TMC common shares on the date of grant.

11.Loss per share

Basic loss per share is computed by dividing the loss by the weighted-average number of shares of common share of the Company outstanding during the period. Diluted loss per share is computed by giving effect to all common share equivalents of the Company, including outstanding stock options, RSUs, warrants, Special Shares and options to purchase Special Shares, to the extent dilutive. Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

Anti-dilutive common equivalent shares were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Outstanding options to purchase common shares	25,287,677	17,933,833	25,287,677	17,933,833
Outstanding RSUs	56,224	—	56,224	—
Outstanding warrants	36,078,620	—	36,078,620	—
Outstanding Special Shares and options to purchase Special Shares	136,239,964	—	136,239,964	—
Total anti-dilutive common equivalent shares	197,662,485	17,933,833	197,662,485	17,933,833

12.Related Party Transactions

The Company’s subsidiary, DGE, is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and nine months ended September 30, 2021 amounted to $75 thousand and $213 thousand, respectively (three months and nine months ended September 30, 2020 - $80 thousand and $218 thousand, respectively), and are disclosed as external consulting and exploration labor within exploration expenses (Note 6). As at September 30, 2021, the amount payable to SSCS was $30 thousand (December 31, 2020 - $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three and nine months ended September 30, 2021 amounted to $93 thousand and $0.3 million, respectively (three months and nine months ended September 30, 2020 - $92 thousand and $0.3 million,  respectively), and are disclosed as exploration labor within exploration expenses (Note 6). As at September 30, 2021, the amount payable to Ocean Renaissance was $nil (December 31, 2020 - $nil).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

13.Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA (Note 6), NORI committed to spending $5 million over the five-year period from 2017 to 2021. The commitment has already been met.

Marawa Exploration Contract

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area (Note 6), Marawa committed to spending funds on exploration activities on an annual basis. The commitment for fiscal 2020 was Australian dollar $1 million and for 2021 is Australian dollar $2 million. Such commitment is negotiated with the ISA for five-year plans and is subject to regular periodic reviews.

TOML Exploration Contract

As part of the TOML Exploration Contract (Note 6), TOML has committed to spending $30 million for a five-year period from 2016 to 2021 in the first five-year review finalized in 2016. Such commitment has flexibility where the amount can be reduced by the ISA and any reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding. As at September 30, 2021, the Company expended approximately $17.2 million in connection with the TOML Exploration Contract. TOML will submit a five-year review to the ISA in 2021 which will summarize the work completed by TOML from 2017 to 2021, as well as propose TOML’s next year work program.

Offtake Agreements

On May 25, 2012, the Company’s wholly owned subsidiary, DGE, and Glencore International AG (“Glencore”) entered into a copper offtake agreement and a nickel offtake agreement. DGE has agreed to deliver to Glencore 50% of the annual quantity of copper and nickel produced at a DGE owned processing facility from nodules derived from the NORI Area at London Metal Exchange referenced market pricing with allowances for product quality and delivery location. Both the copper and nickel offtake agreements are for the life of the Company’s rights to the NORI Area. Either party may terminate the agreement upon a material breach or insolvency of the other party. Glencore may also terminate the agreement by giving twelve months’ notice.

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract

On March 8, 2008, Tonga and TOML entered into the TOML sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area (“TOML Sponsorship Agreement”). Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay the reasonable direct costs incurred by Tonga to administer the ISA obligations of Tonga to the ISA. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by Nauru.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars unless otherwise stated, except share and per share amounts)

(Unaudited)

14.Supplemental Cash Flow Information

	Nine months ended
	September 30,
Non-Cash Investing and Financing Activities	2021	2020
Common shares issued to settle accounts payable and accrued liabilities (Note 6)	12,879	14,746
Common shares issued for TOML Acquisition (Note 5)	—	28,000
Conversion of debentures (Note 7)	27,003	—

15.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical basis of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

	September 30,	December 31,
Equipment	2021	2020
Republic of Nauru	1,373	1,292
Tonga	12	15
North America	2	3
Total	1,387	1,310

16.    Subsequent Event

On October 28, 2021, a shareholder filed a putative class action against the Company and certain executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. There is no assurance, however, that the Company or the other defendants will be successful in their defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolve.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2020 contained in our proxy statement/prospectus filed with the SEC on August 13, 2021 (the “proxy statement/prospectus”). This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to gives effect to the restatement of our financial statements, as more fully described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For further detail regarding the restatement, see “Restatement of Previously Issued Quarterly Financial Statements” below and Part II, Item 4, Controls and Procedures included in this Quarterly Report on Form 10-Q.

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone ("CCZ"), about 1,300 nautical miles south-west of San Diego, California.

These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) critical for the transition to clean energy and infrastructure buildout. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. We plan to use polymetallic nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates), (ii) copper cathode for wiring for electric vehicles (“EV”) and renewable energy storage markets, and (iii) manganese silicate for manganese alloy production required for steel. Our mission is to build a carefully managed metal commons - a shared stock of metal that can be used, recovered and reused for generations to come.

We believe our company is well positioned to meet the growing demand for critical battery metals as follows:

●	Increasing demand: The response to the climate change crisis is increasing demand for EVs and renewable energy storage. In August, the United States (“U.S.”) government announced a target of 50% EV sales by 2030. The announcement was followed by a ramp-up of industry commitments to build battery cell manufacturing gigafactories in the U.S. To manufacture battery cells, gigafactories will need critical battery metals like nickel, cobalt, manganese and copper.
●	Rising battery metal and battery cell prices: Commodity prices for metals like nickel and copper have recently reached multi-year highs and battery cell production costs are rising for the first time since the introduction of gigafactories going back to 2014.
●	Availability of abundant and high-grade resource off the U.S. western seaboard: There are four key battery metals (nickel, copper, cobalt and manganese) in relatively high concentrations in a single nodule and we believe our contract areas have estimated in situ quantities of these metals equivalent to the requirement for 280 million EVs, roughly the size of the entire U.S. passenger vehicle fleet on the road today.
●	Opportunity to re-shore battery metal production in the U.S.: Current supply chain of battery materials to the U.S. is approximately 50,000 miles long and is predominantly controlled by nations and companies outside of the U.S., which is leading to increasing concerns about supply chain security in the U.S. and interest in breaking the U.S. mineral dependence by re-shoring battery material supply chain in the U.S. Our resource is 1,300 nautical miles from San Diego and we believe we can eventually process and refine our polymetallic nodules in the U.S.

●	Opportunity to reuse existing assets and skills: We believe the downturn in new offshore oil and gas exploration is creating an opportunity for us to partner with offshore service providers with deep operational experience in subsea environments gained in the oil and gas industry and with existing assets that can be repurposed for our offshore operations.
●	Lower expected production cost: At our potential steady state production, we expect to be the second lowest cost nickel producer in the world.
●	Lower expected environmental, social and governance footprint: Based on several lifecycle assessments (“LCAs”) and an LCA white paper that we commissioned and certain of our executive officers’ co-authored, we expect a potential 70-99% reduction of most lifecycle environmental, social and governance impacts as compared to metal production from conventional land sources by developing a new type of high-grade multi-metal source found on the abyssal plain - a low biomass, low carbon sequestration deep-sea environment removed from human settlement.

The Company holds exclusive exploration and commercial rights to three polymetallic nodule contract areas in international waters in the CCZ. Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established in 1994 pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and such nation must maintain effective supervision and regulation over such sponsored contractor. In the event the sponsorship is terminated, a contractor will be required to seek a new sponsorship from another nation that is a member of the ISA. We currently hold exclusive exploration rights through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”). The details of each exploration, commercial and sponsorship contract are discussed below under the heading “Exploration Contracts” and “Sponsorship Agreements”.

To commence commercial production, we need to obtain an ISA exploitation contract for NORI and TOML and to initiate activity as a contractor of Marawa, respectively. We are currently focused on applying for our first exploitation contract on the NORI-D Area, as defined below, with the goal of potentially starting commercial production in 2024. An ISA exploitation contract application is comprised of several components, including an Environmental Impact Statement (“EIS”), the end-product of a comprehensive Environmental and Social Impact Assessment (“ESIA”) program.

To reach our objective to start commercial production in 2024, we are: (i) defining our resource and project economics, (ii) engaging in offshore nodule collection system development, (iii) assessing the environmental and social impacts of offshore nodule collection, and (iv) engaging in onshore technology development to process collected polymetallic nodules into battery metal sulfates, copper cathode and a manganese silicate product. We have also entered into a number of strategic relationships with industry-leading partners. Our partnership with Maersk Supply Service A/S (“Maersk”) has enabled us to leverage industry leading expertise in marine vessel management and project management for complex offshore resource definition and environmental baseline campaigns. Our partnership with Allseas Group S.A. (“Allseas”) has enabled the Company to access industry-leading offshore engineering expertise and benefit from the repurposing of assets that were previously used in the oil and gas sector at below market rates for the development of our nodule collection system.

(i)

Resource definition and project economics: Having completed a total of five offshore resource definition campaigns and collected samples and completed subsea surveys for resource evaluation, we have defined the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment of the NORI Property, Clarion-Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC Consultants Ltd. (“AMC”). In addition to the mineral resource estimate, the NORI Initial Assessment indicates a project net present value (at the report date) of $6.8 billion, discounted at 9% per annum, for the NORI-D Area, as defined below. We plan to continue to define our resource in the NORI and TOML Areas and develop the project economics.

(ii)

Offshore nodule collection system development: We are working with our strategic partner and investor, Allseas, to develop a system to collect, lift and transport nodules from the seafloor to shore. The offshore collection system consists of collector robots on the seafloor, a riser and lift system, and a surface production support vessel. The nodules would be expected to be collected from the seafloor by self-propelled, tracked collector robots using seawater jets aimed at nodules in parallel with the seafloor. No rock cutting, digging, drill-and-blast or other breakage are expected to be required at the point of collection. The collectors would be remotely controlled and supplied with electric power via umbilical cables from the production support vessel. To test the system and assess its environmental impacts, we entered into a contract with Allseas to undertake a pilot trial of the collection system in subsection D of the NORI Area described below (the “NORI-D Area”) in the second half of 2022 (the Pilot Mining Test System or “PMTS”). The successful completion of the PMTS would support our application for an exploitation contract with the ISA. Until the successful completion of the PMTS, Allseas is contracted to cover the development cost associated with the PMTS. We have developed and submitted the Environmental Impact Statement for this test to the ISA in July 2021. The surface production support vessel, the Hidden Gem, was acquired by Allseas in February 2020 and has strategic importance to us, since it will support the PMTS and will then be upgraded to a small-scale, low-capital early production system. This vessel is currently undergoing modifications in Rotterdam, Netherlands. The pilot collector robot is being assembled at a fabrication facility in Heijningen, Netherlands.

(iii)

Environmental and social impact assessment (“ESIA”) for offshore nodule collection: The ESIA is an integral part of preparing our application for the ISA exploitation contract on the NORI-D Area. Our planned ESIA program consists of over 100 discrete studies and relies on the work of several independent deep-sea research institutions. We have a strategic partnership with Maersk for marine vessel operations and project management services, enabling us to undertake complex multi-objective offshore campaigns, each with multiple teams of scientists using various types of equipment. The total of seven offshore environmental campaigns (approximately 290 days at sea) focusing on collecting environmental baseline data are expected to have been completed by the end of 2021. We are currently in the planning stage of the last component of the program: testing the offshore pilot nodule collection system and monitoring its environmental impacts while it collects nodules in the NORI-D Area next year.

(iv)

Onshore technology development: To process and refine collected nodules into critical metals, we have developed a flowsheet together with a metallurgical process design firm, Hatch Ltd. (“Hatch”). This flowsheet uses conventional equipment, modified for the unique nature of the polymetallic nodule resource to deliver a process that is expected to generate nearly zero solid waste. The key products generated by this process are nickel sulfate, cobalt sulfate, copper cathode, manganese silicate and fertilizer-grade ammonium sulfate. Nickel is expected to account for almost half of future production revenues. We have completed lab-scale test work and offshore campaigns to collect a bulk sample for pilot-scale metallurgical testing. We are now in the middle of the pilot plant program. Earlier this year, we successfully completed calcining and smelting of nodules into a manganese silicate product and nickel-copper-cobalt alloy intermediate, followed by converting and sulfidation of the alloy into matte. We are currently testing the hydrometallurgical refining phase where matte is processed to produce nickel sulfate, cobalt sulfate, copper cathode and fertilizer grade ammonium sulfate. Additionally, we are engaged in a technical scoping study for a potential site for our first small-scale production plant in South-East Asia.

We are currently an exploration stage company with no revenue to date and a net loss of $121.5 million for the nine months ended September 30, 2021, compared to $39.5 million in the same period of the prior year. We incurred a net loss of $56.6 million for the year ended December 31, 2020 and had an accumulated deficit of approximately $284.4 million from inception through September 30, 2021.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The Business Combination was approved by SOAC’s shareholders at its extraordinary general meeting held on September 3, 2021. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021 under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of approximately $137.6 million.

The Business Combination was accounted for as a reverse recapitalization and DeepGreen was deemed the accounting acquirer. Under this method of accounting, SOAC was treated as the acquired company for financial statement reporting purposes. The Business Combination was accounted for as a reverse acquisition with no goodwill or intangible assets being recorded. As SOAC had no operations, the net assets acquired were recorded at their historical cost. Adjustments related to the Business Combination including consideration paid to DeepGreen shareholders and any other adjustments to the eliminate the historical equity of SOAC and recapitalize the equity of DeepGreen were recorded to common shares to reflect the effective issuance of common shares to SOAC and Private Investment in Public Equity investors in the Business Combination.

Following the Business Combination, we became the successor to an SEC-registered company, which resulted in us hiring additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices to ensure ongoing compliance with applicable law and Nasdaq listing requirements. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, additional internal and external accounting, legal and administrative resources, including increased personnel costs, audit and other professional service fees.

Exploration Contracts

We currently hold exclusive exploration rights through our subsidiaries NORI and TOML and exclusive commercial rights through agreement with Marawa, to certain polymetallic nodule areas in the CCZ.

NORI Exploration Contract

NORI was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. The contract application fee was $0.3 million, and provides NORI with exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. The Marawa Exploration Contract provides Marawa with exclusive rights to explore for polymetallic nodules in an area covering 74,990 km2 in the CCZ (“Marawa Area”) for an initial term of 15 years (subject to renewal for successive five-year periods) subject to complying with the exploration contract terms and the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

On March 17, 2012, DGE entered into an Option Agreement (“Marawa Option Agreement”) with Marawa and Kiribati. Under the amended Marawa Option Agreement dated October 1, 2013, DGE paid an option fee of $0.3 million to acquire the right to purchase tenements, as may be granted to Marawa by the ISA or any other regulatory body, for the greater of $0.3 million or the value of any amounts owing to DGE by Marawa. The exercise period for the option is a maximum of 40 years after the date of the execution of the amended Marawa Option Agreement.

On October 1, 2013, DGE also entered into a services agreement (“Marawa Services Agreement”) with Marawa and Kiribati, which grants DGE the exclusive right to carry out exploration and collection in the Marawa Area. Under the Marawa Services Agreement, DGE will pay to the ISA on behalf of Marawa, the following: $47 thousand annual exploration fees, ISA royalties and taxes, and the ISA exploitation application fee of $0.3 million. In addition, DGE will ensure that the activities carried out in the Marawa Area by DGE and any other service contractor complies with the ISA and any other required regulations.

The Marawa Services Agreement grants DGE the right to recover any and all polymetallic nodules from the Marawa Area by paying Kiribati a royalty per wet tonne of polymetallic nodules collected (adjusted for inflation from October 1, 2013 onwards).

DGE has the right to terminate the Marawa Services Agreement at its sole discretion by giving written notice to Marawa and Kiribati, and such termination shall take effect two months following the date of the termination notice, provided that DGE shall pay to the ISA on behalf of Marawa the fees or payments legally owed to the ISA by Marawa (including the annual ISA exploration fee and ISA royalties and taxes) that are outstanding at the date of termination or that are incurred within 12 months after the date of such termination. There are no other longer-term commitments with respect to the Marawa Option Agreement and the Marawa Services Agreement.

As at September 30, 2021, Marawa had no amounts owing by DGE under the Marawa Services Agreement and no purchase tenements had been granted to Marawa.

TOML Exploration Contract

TOML was granted the TOML Exploration Contract on January 11, 2012 under the sponsorship of Tonga. TOML was acquired by us on March 31, 2020 for $32 million from Deep Sea Mining Finance Ltd. (“DSMF”). The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

TOML Acquisition

On March 31, 2020, DeepGreen entered into an acquisition agreement to acquire the polymetallic nodules business unit of TOML and other entities in the group (the “TOML Group”) from DSMF (the “TOML Acquisition”). Total purchase price of the TOML Acquisition, before transaction costs, was $32.0 million. TOML holds the TOML Exploration Contract, and some exploration related equipment. The TOML Group also holds various patents and an application right with respect to a prospecting exploration contract in Kiribati.

The purchase price of $32.0 million was settled through initial cash payments in two tranches of $0.25 million each (paid on March 31, 2020 and May 31, 2020, respectively), issuance of 9,005,595 common shares, $0.1 million payment to the ISA on behalf of DSMF and deferred consideration of $3.4 million which was to be paid on January 31, 2021. The common share consideration paid by DeepGreen was valued at $3.11 per DeepGreen common share based on the recent private placements completed by DeepGreen for a total of $28.0 million.

DeepGreen had the option of settling the deferred consideration in either cash or common shares of DeepGreen at its sole discretion. In January 2021, the arrangement with DSMF was amended to pay the entire deferred consideration in cash. The deferred consideration was fully settled on June 30, 2021.

DeepGreen determined that the value of TOML Acquisition was substantially concentrated in the TOML Exploration Contract and therefore considered this to be an acquisition of a group of connected assets rather than an acquisition of a business. Consequently, the total cost of the transaction was primarily allocated to exploration contracts.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, developing environmental regulations associated with our business and successful development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q.

Impact of Climate Change

TMC is committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our upcoming inaugural impact report, we will be providing the same type of climate-related disclosure to the one in this Quarterly Report on Form 10-Q. We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate their negative impact of climate change and create value.

Our climate related transition risks and opportunities are likely to be driven by changes in regulation, public policy, and technology.

Regulatory risks

Regulations related to emissions limits, such as cap and trade schemes and carbon taxes, would likely increase our future cost of operations, energy purchase, and equipment selection in addition to costs associated with potential carbon tax and/or purchase of carbon offsets. It is difficult to estimate the impact of potential future regulations on future operations.

We are working on developing operations with as close to zero emissions as possible along with a plan for continuous reduction of emissions. When selecting the location of our onshore plant, one of our requirements is access to renewable energy as our metallurgical process will be the most energy intensive step in our operations. In addition, we are looking to replace metallurgical coal used as reductant during calcining of nodules, and have tested potential renewable alternatives. We are also identifying the best approach for decarbonizing our offshore operations. To date, we have not experienced any material impact to our business related to potential regulations, but will continue to evaluate and monitor future developments.

Public policy risks

Awareness of climate change related impacts, and commitments made by companies and governments to achieve net zero emissions, continues to grow. We support the ambition of the U.S. to achieve net zero greenhouse gas emissions by no later than 2050 and to reach half of all new vehicles sales to be EVs by 2030. We are committed to achieving net zero emissions and are reviewing and designing technologies to achieve this goal. The location of our onshore plant will be key, and we will be working on science-based targets and scenario analysis in 2022.

To support the EV and battery storage value chain, we are looking to close the emerging supply gap of critical battery metals needed for the transition to renewable energy and adoption of EVs. We plan to take advantage of this opportunity to supply lower carbon battery metals, avoid deforestation, and help reduce the cost of batteries.

Technology risks

The timing and deployment of technologies to support the transition to a lower carbon economy can be uncertain. Investments in assets with long lifespans require the selection of not only the proper technology, but also the proper timing to retain the ability to adapt to future developments. There are also risks associated with the additional costs of lower emissions technology and transition to renewables. To mitigate this risk, we based our flowsheet development on existing proven technology, while retaining sufficient flexibility to be able to retrofit processes with new lower carbon technology as they become available.

Physical risks

Our main activity currently consists of offshore exploration campaigns for research and testing purposes, and technology development at partner facilities. However, once a location is selected for our onshore metallurgical plant, we will assess the risks associated with hurricanes, floods, and extreme weather.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 a pandemic. Since then there have been actions, of varying severity, taken around the world to mitigate and manage the spread of COVID-19. The disparate actions undertaken by local governments to mitigate or manage the spread have had and are expected to continue to have an adverse impact on supply chains and labor markets worldwide. On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide financial stimulus and support as a result of the initial economic fallout from events related to the COVID-19 pandemic.

As we are a pre-revenue company, the impacts of COVID-19 are relatively smaller than companies with commercial operations. Depending on the duration and evolution of the pandemic and our supply chains and future customers’ ability to operate normally, there could be future challenges to our business which we cannot currently foresee. It is critical for our partners to have access to supplies and competent human capital for us to collectively meet our business objectives. As we have seen during the height of the pandemic and continuing regulations in certain countries, many of our contractors and service providers have modified their business practices to limit travel and in-person meetings. While there are positive signs that the current situation is being managed well worldwide and country-wide restrictions and lockdowns are subsiding, there can be no guarantee that a new COVID-19 variant would not result in reinstating restrictions. If significant portions of our contractors, service providers and partners are unable to work effectively, including due to illness, lockdowns, quarantine measures or other government actions, our current development activities and future operations may be impacted negatively. For instance, the final exploitation regulations were expected to be adopted by the ISA during 2020 but were delayed due to COVID-19.

Offshore, in the first nine months of 2021, we have safely and successfully completed four complex campaigns to the NORI-D Area in the CCZ involving crew and scientists departing from and returning to San Diego from around the world. In close coordination with our partner, Maersk, we have implemented rigid quarantining and testing protocols designed to provide a safe COVID-19 free work environment. Onshore, our pilot plant program at third-party facilities has proceeded without COVID-19 related incidents. Our corporate and project development teams have adopted a virtual working environment without a traditional office setting. This means we have been minimally impacted by countrywide lockdowns across the globe. We continue to work and collaborate through virtual channels on an ongoing basis.

We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 from variants. The COVID-19 pandemic may have an adverse impact on our operations, particularly because of preventive and precautionary measures that our company, other businesses, and governments are taking. Refer to the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities. However, COVID-19 is not expected to result in any significant changes to our business or our costs in the near term. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Restatement of Previously Issued Quarterly Financial Statements

We have restated our financial statements as of and for the three month period ended March 31, 2021, and as of and for the six month period ended June 30, 2021 (the “Affected Periods”) in the accompanying unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

The restatement resulted from the following items we identified while preparing the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q:

(a)

certain invoices for exploration expenses were not appropriately accrued as of June 30, 2021, resulting in a $2.7 million understatement of each of exploration expenses, accounts payable and accrued liabilities as of and for the six month period ended June 30, 2021; and

(b)

our expensing of options granted in the first quarter of 2021 under the Company’s Short-Term Incentive Plan based on the grantee’s historical start date with us rather than the grant date of the options on March 4, 2021 as required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), resulting in a $1.8 million overstatement of stock-based compensation expenses as of and for the three month period ended March 31, 2021, and $0.3 million understatement and $1.5 million overstatement of stock-based compensation expenses as of and for the six month period ended June 30, 2021, respectively.

Therefore, the Company is restating in this Quarterly Report on Form 10-Q its financial statements for the Affected Periods (the “Restatement”).

The Company considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, and ASC Topic 250-10-S99-1, Assessing Materiality and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in evaluating whether the Company’s previously issued quarterly financial statements were materially misstated. The Company concluded the items set forth above were not material individually or in the aggregate to the quarterly financial statements presented for the Affected Periods. Therefore, amendments of the previously filed report and registration statements in which such quarterly financial statements were included was not required. The Company has not amended its previously filed reports or registration statements to reflect the Restatement. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Quarterly Report on Form 10-Q, including Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Additionally, the effect of the Restatement on each line item set forth below in the unaudited pro forma condensed combined financial information previously filed with our Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021 for each period presented is set forth in Item 5 of Part II of this Quarterly Report on Form 10-Q.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our historical results are reported under U.S. GAAP and in U.S. dollars. All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

The below reflect the results after considering the restatement of our historical financial statements to correct for errors related to stock-based compensation expensing and accrual of exploration expenses and associated liabilities as further described above under “Restatement of Previously Issued Quarterly Financial Statements” and in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Components of Results of Operations

We are an exploration-stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2024 and only if NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

Exploration Expenses

We expense all costs relating to exploration and development of mineral claims. Such exploration and development costs include, but are not limited to, ISA contract management, geological, geochemical and geophysical studies, environmental baseline studies, process development and payments to Allseas for the PMTS. Our exploration expenses are impacted by the amount of exploration work conducted during each period. The acquisition cost of ISA polymetallic nodule exploration contracts will be charged to operations as amortization expense on a unit-of-production method based on proven and probable reserves should commercial production commence in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation for employees, consultants and directors, including stock-based compensation, consulting fees, investor relations expenses; expenses related to advertising and marketing functions, insurance costs, office and sundry expenses, professional fees (including legal, audit and tax fees), travel expenses and transfer and filing fees.

Stock-based compensation cost from the issuance of stock options is measured at the grant date based on the fair value of the award and is recognized over the related service period. Stock-based compensation costs are charged to exploration expenses and general and administrative expenses depending on the function fulfilled by the option holder. In instances where stock options are issued for financing related services, the costs are included within equity as part of the financing costs. We recognize forfeiture of any awards as they occur.

Interest Income/Expense

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest expense resulted from our financing transactions, specifically the convertible debentures issued in February 2021, which accrued interest at 7% per annum. The convertible debentures were fully converted into DeepGreen common shares on September 9, 2021.

Foreign Exchange Loss

The foreign exchange income or loss for the periods primarily relates to our cash held in Canadian dollars and also to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities primarily consists of the change in the fair value of the 9,500,000 warrants issued to Sustainable Opportunities Holdings LLC concurrently with SOAC’s initial public offering (the “Private Warrants”). For accounting purposes, the Company was considered to have issued the Private Warrants as part of the Business Combination.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020. Our accounting policies are described in Note 3 “Summary of Significant Accounting Policies” in our financial statements included elsewhere in this Quarterly Report on Form 10-Q. The activity below reflects the results after considering the restatement of our historical financial statements as more fully described in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and above under "Restatement of Previously Issued Quarterly Financial Statements".

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Exploration expenses	23,848	4,556	19,292	423%
G&A	13,334	2,192	11,142	508%
Interest expense (income)	342	(3)	345	(11,500)%
Change in fair value of warrant liabilities	(878)	—	(878)	N/A
Foreign exchange loss	5	41	(36)	(88)%
	36,651	6,786	29,865	440%

Exploration Expenses

Exploration expenses increased by approximately $19.3 million, or 423%, to $23.8 million during the three months ended September 30, 2021, compared to $4.6 million during the three months ended September 30, 2020. This increase was mainly due to $12.9 million related to the first two milestone payments accrued to Allseas in 2021 under the amended PMTS agreement, $2.8 million higher cost of offshore campaigns as a result of greater offshore activities in the 2021 period as compared to the 2020 period, and $2.8 million higher stock-based compensation expense in the 2021 period as compared to the 2020 period due to the timing of recognition of expense for stock options granted in the first quarter of 2021. We have a strategic partnership with Maersk pursuant to which we settled the costs for vessel services provided by Maersk through the issuance of common shares. Such common shares were recognized at their fair value and the changes in such fair value had a significant impact on our exploration expenditures. During March 2021, we revised our arrangement with Maersk so that the costs of vessel services are now paid in cash instead of the issuance of common shares. As a result, going forward, such costs are expected to reflect the cost of the offshore campaigns undertaken with no additional impact on the costs resulting from the change in the fair value of our common shares. We expect exploration expenses to remain elevated in fourth quarter 2021 and then decrease in the first half of 2022 due to completion of the offshore data collection component of the environmental baseline surveys to support the ESIA and completion of the metallurgical plant program.  Work continuing in the first half of 2022 is the expected completion of fabrication of the pilot nodule collection system, expected completion of the hydrometallurgical pilot testing and preparations for the pilot nodule collection system test monitoring campaign.

General and Administrative Expenses

G&A expenses increased $11.1 million, or 508%, to $13.3 million during the three months ended September 30, 2021, compared to $2.2 million during the three months ended September 30, 2020. The increase in G&A expenses were a result of increased stock-based compensation expense of $5.3 million as compared to the 2020 period due to a $3.9 million expense recognized in the third quarter of 2021 as the board of directors approved amendments for certain stock option grants to extend their term beyond the retirement provisions in the 2021 Incentive Equity Plan (“Plan”) and timing of recognition of expense for stock options granted in the first quarter of 2021. In addition, we incurred an increase in professional fees in connection with the Business Combination and other costs associated with being a public company of $2.4 million. The professional fees are in addition to $41.9 million related to the Business Combination which were included in common shares. Overall, our business activities increased and we incurred additional marketing costs of $2.2 million and personnel and director fees of $0.7 million during the three months ended September 30, 2021 over those incurred in the same period of the prior year. We expect G&A expenses, excluding those related to the Business Combination, to continue to increase as we expand our infrastructure to commence production and due to additional legal, accounting, insurance and other expenses associated with being a public company.

Interest Expense

During the three months ended September 30, 2021, we recognized interest expense of $0.3 million as a result of accrued interest on the 7% convertible debentures of $26 million issued during February 2021 prior to their conversion into DeepGreen common shares on September 9, 2021.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities resulted in a gain of $0.9 million for the three months ended September 30, 2021. The gain was primarily due to a decrease in our share price from September 9, 2021 to September 30, 2021. The warrant liabilities were initially recorded as part of the Business Combination and therefore did not exist in the prior year.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change	% Change

	(dollar amounts in thousands)
Exploration expenses	80,181	35,744	44,437	124%
G&A	41,138	3,818	37,320	977%
Interest expense (income)	1,003	(53)	1,056	(1,992)%
Change in fair value of warrant liabilities	(878)	—	(878)	N/A
Foreign exchange loss	57	37	20	54%
	121,501	39,546	81,955	207%

Exploration Expenses

Exploration expenses increased by approximately $44.4 million, or 124%, to $80.2 million during the nine months ended September 30, 2021, compared to $35.7 million during the nine months ended September 30, 2020. This increase was primarily due to the recognition of $30.6 million of stock-based compensation from the issuance of stock options granted to personnel during the nine months ended September 30, 2021 as compared to $0.5 million during the same period in 2020. The stock-based compensation cost for the stock options granted to individuals involved in the exploration activities is included within exploration expenses for the periods presented. In addition, the cost of offshore campaigns that we undertook during the nine months ended September 30, 2021 was $29.1 million, as compared to $17.4 million during the same period in 2020, as the scale of our exploration campaigns increased, and the fair value of common shares issued to Maersk increased compared to the prior year period. Furthermore, we expensed $12.9 million of exploration costs during the nine months ended September 30, 2021 related to the first two milestone payments accrued to Allseas under the amended PMTS agreement. The increases were partially offset by a decrease of $11.7 million in costs recognized related to our agreement with Allseas under which we paid Allseas $10 million and issued 3.2 million common shares to Allseas during the nine months ended September 30, 2020.

General and Administrative Expenses

G&A expenses increased $37.3 million, or 977%, to $41.1 million during the nine months ended September 30, 2021, compared to $3.8 million during the nine months ended September 30, 2020. The increase in G&A expenses were a result of an increase in stock-based compensation expense due to a $3.9 million expense recognized in the third quarter of 2021 as the board of directors approved amendments for certain stock option grants to extend their term beyond the retirement provisions in the Plan and recognition of expense for stock options granted in the first quarter of 2021. Professional fees also increased by $7.0 million compared to the prior period consisting of transaction costs in connection with the Business Combination and indirect costs associated with being a public company. The professional fees are in addition to $41.9 million related to the Business Combination which were included in common shares. Our activities overall also increased and we incurred additional marketing costs of $4.5 million, personnel and director fees of $1.0 million and consulting fees of $0.8 million over those incurred in the same prior year period.

Interest Expense

During the nine months ended September 30, 2021, we recognized interest expense of $1.0 million as a result of accrued interest on the 7% convertible debentures of $26.0 million issued during February 2021 prior to their conversion into DeepGreen common shares on September 9, 2021.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities resulted in a gain of $0.9 million for the nine months ended September 30, 2021. The gain was primarily due to a decrease in our share price from September 9, 2021 to September 30, 2021. The warrant liabilities were initially recorded as part of the Business Combination and therefore did not exist in the prior year.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross proceeds of approximately $137.6 million. As of September 30, 2021, we had cash and cash equivalents of $112.6 million and an accumulated deficit of $284.4 million.

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, if at all.

We expect our capital expenditures and working capital requirements to increase materially in the near future as NORI and TOML seek to obtain exploitation contracts, perform the required environmental studies, complete pre-feasibility and feasibility studies. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements to at least the third quarter of 2023. With these funds, we expect to be able to complete pilot nodule system collection trials in 2022, complete our environmental impact studies by 2023, and lodge our application to move from exploration phase to exploitation phase in the third quarter of 2023. We may, however, need additional cash resources due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital cost escalation, currently unrecognized technical and development challenges or changes in external business environment. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to delay our exploration and/or exploitation activities or scale back our operations, which could have a material adverse impact on our business and financial prospects.

Cash Flows Summary

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

Presented below is a summary of our operating, investing and financing cash flows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)	(in thousands)
Net cash used in operating activities	$(28,339)	$(21,350)
Net cash used in investing activities	$(3,842)	$(607)
Net cash provided by financing activities	$134,701	$20,348
	$102,520	$(1,609)

Cash flows used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $28.3 million, attributable to a net loss of $121.5 million, partially offset by a net change in net operating assets and liabilities of $23.4 million and non-cash adjustments of $69.8 million. Non-cash adjustments primarily consisted of $12.8 million for the value of shares issued to Maersk and $55.3 million of share-based payments related to the value of the incentive stock options recognized during the nine months ended September 30, 2021. The change in our net operating assets and liabilities was primarily due to a $23.4 million increase in accounts payable and accrued liabilities in the 2021 period due to the timing of supplier payments and payment of the milestones for the PMTS to Allseas.

Cash flows used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $3.8 million and related to the payments made to DSMF for the deferred consideration that became due during the period. As at September 30, 2021 there was no amount outstanding for the deferred consideration pertaining to the TOML Acquisition. We also spent $0.4 million for purchase of equipment during the nine months ended September 30, 2021.

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.6 million and related to the initial payments made to DSMF in connection with the TOML Acquisition.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $134.7 million which was primarily related to $104.5 million in proceeds from the Business Combination, net of transaction costs paid, proceeds of $26.0 million from the issuance of convertible debentures in February 2021 and $4.2 million from the exercise of incentive stock options.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI committed to spending $5 million over the five-year period from 2017 to 2021. Such commitment has already been met.

Marawa Option Agreement and Services Agreement

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa committed to spending funds on exploration activities on an annual basis. The commitment for fiscal 2020 was Australian dollar $1 million and for 2021 is Australian dollar $2 million. Such commitment is negotiated with the ISA for five-year plans and is subject to regular periodic reviews.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML has committed to spending $30.0 million for a five-year period from 2016 to 2021 in the first-year review finalized in 2016. Such commitment has flexibility where the amount can be reduced by the ISA and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding. As at September 30, 2021, we had spent approximately $17.2 million in connection with the TOML Exploration Contract. TOML will submit a five-year review to the ISA in 2021 which will summarize the work completed by TOML from 2017 to 2021, as well as propose TOML’s next year work program.

Regulatory Obligations Relating to Exploration Contracts

Each of TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and such nation must maintain effective supervision and regulation over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another nation that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI's exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML's exploration and potential exploitation of the TOML Area. Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay the reasonable direct costs incurred by Tonga to administer the obligations of Tonga to the ISA. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by Nauru.

Allseas Agreements

On March 29, 2019, we entered into a strategic alliance with Allseas to develop a system to collect, lift and transport nodules from the seafloor to shore and agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. In furtherance of this agreement, on July 8, 2019, we entered into a Pilot Mining Test Agreement with Allseas (“PMTS Agreement”), which was amended in 2020 and 2021, to develop and deploy a PMTS, successful completion of which is a prerequisite for our application for an exploitation contract with ISA.  Under the amended PMTS Agreement, Allseas agreed to cover the development cost of the project in exchange for a payment from us upon successful completion of the PMTS.

Through September 30, 2021, we have made the following payments to Allseas under the amended PMTS Agreement: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020 and (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021.

As of September 30, 2021, we had the following payment obligations to Allseas under the amended PMTS Agreement: (a) $10 million within 10 business days of the closing of the Business Combination provided Allseas confirmed ordering certain equipment and demonstrated certain progress on construction of the PMTS; (b) $10 million on the later of (i) January 1, 2022, and (ii) confirmation of successful completion of the North Sea drive test; and (c) $10 million upon successful completion of the PMTS. The first $10 million payment set forth in clause (a) was paid to Allseas on October 5, 2021 following completion of the Business Combination and completion of the further conditions to the payment.

Maersk Agreements

Effective March 15, 2017, we entered into a strategic partnership with Maersk to undertake the exploration, environmental baseline and offshore testing required to support development of feasibility studies for economic production of polymetallic nodules from the CCZ. Under the agreement, Maersk provides vessel services and project management services, enabling us to undertake the various offshore campaigns to support required pre-feasibility studies. During these offshore campaigns, we undertook baseline studies required to complete an ESIA, collected nodules for metallurgical test work and collected samples and survey data for resource evaluation. The invoiced cost related to the vessel was settled through issuance of common shares at an agreed upon price of $1.08 per common share. Project management services provided by Maersk for managing these offshore campaigns are paid in cash.

On March 4, 2021, the agreement with Maersk was amended whereby all future costs pertaining to the use of the vessels would be paid in cash rather than through the issuance of common shares. The amended agreement is in place until early 2022, at which point the parties will negotiate any potential future offshore engagements on a case-by-case basis.

Offtake Agreement

On May 25, 2012, DGE and Glencore International AG (“Glencore”) entered into a copper offtake agreement and a nickel offtake agreement. DGE has agreed to deliver to Glencore 50% of the annual quantity of copper and nickel produced by a DGE-owned facility from nodules derived from the NORI Area at London Metal Exchange referenced market pricing with allowances for product quality and delivery location. Either party may terminate the agreement upon a material breach or insolvency of the other party. Glencore may also terminate the agreement by giving twelve months’ notice.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our proxy statement/prospectus filed with the SEC on August 13, 2021.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups (“JOBS”) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2021 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI Initial Assessment and TOML Mineral Resource Statement

As reflected in the economic analysis of NORI-D Area contained in the NORI Initial Assessment, a discounted cash flow analysis considering the intended pre-development work through 2024, discounted at 9% per annum, indicated a NORI-D Area project net present value (as of January 1, 2021) of $6.8 billion. The initial assessment included in the NORI Initial Assessment is a conceptual study of the potential viability of mineral resources in the NORI-D Area. This initial assessment indicates that development of the mineral resource in the NORI-D Area is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated.

The NORI Initial Assessment and TOML Mineral Resource Statement do not include the conversion of mineral resources to mineral reserves.

As used in this Quarterly Report on Form 10-Q or in the applicable report summary, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”, as applicable, are defined and used in accordance with the SEC Mining Rules.

You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC. You are also cautioned that mineral resources do not have demonstrated economic value. Information concerning our mineral properties in the NORI and TOML Technical Report Summaries and in this Quarterly Report on Form 10-Q includes information that has been prepared in accordance with the requirements of the SEC Mining Rules forth in subpart 1300 of Regulation S-K. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. Inferred mineral resources have a high degree of uncertainty as to their existence and to whether they can be economically or legally commercialized. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Approximately 97% of the NORI-D Area resource is categorized as measured or indicated.

Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks. We also expect to be exposed to commodity risks if and when we commence commercial production.

Interest Rate Risk and Credit Risk

Interest rate risk is the risk that the fair value of our future cash flows and our financial instruments will fluctuate because of changes in market interest rates.

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current low interest rate environment, we have not invested any cash in investments earning interest as at September 30, 2021.

Credit risk is a risk of loss that may arise on outstanding financial instruments should a counter party default on its obligation. Our receivables consist primarily of general sales tax due from the Federal Government of Canada and as a result, the risk of default is considered to be low. Once we commence commercial production, we expect our credit risk to rise with our increased customer base.

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates to our transactions in foreign currencies, primarily in the Canadian dollar, the Australian dollar, and the Great British Pound. We primarily hold our cash in U.S. dollars and settle our foreign currency payables soon after the receipt of invoices thereby minimizing the foreign currency exposure.

Once we commence commercial production, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Commodity Price Risk

We expect to engage in the collection, transport, processing, refining and sale of products containing nickel, copper, manganese and cobalt from the polymetallic nodules collected from our contract areas of the CCZ. Accordingly, we expect the principal source of future revenue to be the sale of products containing nickel, copper, manganese and cobalt. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021 and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of September 30, 2021.

Material Weaknesses in Internal Control over Financial Reporting

We have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in our Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three month period ended March 31, 2021 and six month period ended June 30, 2021. For further detail regarding the restatement, see “Restatement of Previously Issued Quarterly Financial Statements” above and Note 2 to our financial statements included in this Quarterly Report on Form 10-Q.  These misstatements resulted in the Company having to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources.

In addition, as previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering. Management identified this error when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in May 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Notwithstanding these material weaknesses, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We have taken the following remediation measures to date:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	until we have the full complement of accounting staff in place, we are utilizing experienced and competent contract accountants to supplement our internal accounting team;
●	developed a plan to bring our finance and accounting function in-house and are nearing completion of the transition from our outsourced accounting service provider;
●	evaluated the accounting impacts of all new contracts and arrangements through a detailed analysis against accounting standards and technical interpretations;
●	performed a thorough analysis of key issues to be addressed, have prioritized these issues and we are now in the process of addressing these issues;
●	began a project to design and implement robust controls over all our key processes and address all key company risks; and
●	started adding formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

In response to the material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources to improve the internal controls environment, particularly those over financial reporting. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. The material weaknesses will not be considered remediated until sufficient time has elapsed to provide sufficient sample evidence that the newly designed and implemented controls are operating effectively. This is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Except as set forth below, we are not currently a party to any material legal proceedings.

On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

ITEM 1A.	RISK FACTORS.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our securities involves a high degree of risk. If any of the events described in the following risk factors actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

I.    Regulatory and Environmental Risks.

Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.

To date, no commercial-scale collection (also referred to as “mining,” “exploitation” or “harvesting”) of nodules has occurred on the seafloor in the area of the high seas beyond national jurisdiction (the “Area”), which includes the CCZ. Moreover, despite the release by the ISA of the Draft Regulations on Exploitation of Mineral Resources (the “Draft Regulations”), finalization of such regulations remains subject to approval and adoption by the ISA. The ISA was intending to have these regulations finalized by July 2020, but the COVID-19 pandemic disrupted ISA meetings and discussions. Once adopted, these regulations will create the legal and technical framework for exploitation of the polymetallic nodules in the NORI, TOML and Marawa contract areas.

Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete, by July 9, 2023, the adoption of regulations necessary to facilitate the approval of plans of work for the commercial exploitation of polymetallic nodules. The notice submitted by Nauru to the ISA has increased the likelihood that regulations will be adopted that will govern and enable commercial scale polymetallic nodule collection. If the ISA has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending before the ISA, the ISA shall nonetheless consider and provisionally approve such plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally at the time, (iii) the basis of the norms contained in the UNCLOS and (iv) the principle of non-discrimination among contractors.

We expect the final regulations (“Final Regulations”) to be approved within the next two years, but there can be no assurance that such regulations will be approved then, or at all. The Draft Regulations and several supporting standards and guidelines are at an advanced stage, but there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors will be required to complete baseline studies and an ESIA, culminating in an EIS, prior to collecting nodules. The EIS would be accompanied by an Environmental Management and Monitoring Plan (“EMMP”). The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to collect the mineral resources and commercialize our projects, our wholly-owned subsidiaries, NORI and TOML will each need to obtain an ISA Exploitation Contract, as will our partner, Marawa, in addition to related permits that may be required by our commercial partners. There can be no assurance that the ISA will evaluate any exploration contract application by our subsidiaries in a timely manner. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS before obtaining approval. As such, there is a risk that an ISA Exploitation Contract may not be granted by the ISA, may not be granted on a timely basis, or may be granted on uneconomic terms.

Similarly, with respect to sponsor state regulation, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that would limit or curtail production or development by our subsidiaries. Amendments to current laws and regulations governing the operations and activities of deep-sea mineral resources companies, or changes in interpretation thereto, or the unwillingness of countries throughout the world to enforce such laws and regulations, could have a material adverse impact on our business, and could cause increases in exploration expenses, capital expenditures, production costs, or put the security of our equipment at risk to activism or piracy. Such amendments could also cause reductions in our future production, or the delay or abandonment in the development of our polymetallic mineral resource properties. There can be no certainty that actions by governmental and regulatory authorities, including changes in regulation, taxation and other fiscal regimes, will not adversely impact our projects or our business. Further, our operations depend on the continuation of the sponsorship arrangements between our subsidiaries NORI and TOML and each of their host sponsoring nations, Tonga and Nauru, respectively. Each subsidiary has been registered and incorporated within such host nation and each nation has maintained effective supervision, regulation, and sponsorship over the conduct of such subsidiary. While we have beneficial ownership over such subsidiaries, we operate under the regulation and sponsorship of Nauru and Tonga. If such arrangement is challenged, or sponsorship is terminated, we may have to restructure the ownership or operations of such subsidiary to ensure continued state sponsorship. Failure to maintain sponsorship, or secure new state sponsorship, will have a material impact on such subsidiary and on our overall business and operations.

While the rates of payments are yet to be set by the ISA, the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS of 10 December 1982 (the “1994 Implementation Agreement”) prescribes a relevant framework that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.” The ISA has held workshops with stakeholders to discuss and seek comments on the potential financial regime for the collecting of polymetallic nodules in the Area. There can be no assurance that the ISA will put in place Final Regulations in a timely manner or at all. Such regulations may also impose burdensome obligations or restrictions on us, and/or may contain terms that do not enable us to develop our projects.

Our resource activities are subject to changes in government regulation and political instability.

Parties carrying out exploration and collection operations in the Area must be sponsored by a State that is a member of the ISA. The sponsoring States of our subsidiaries NORI and TOML are Nauru and Tonga, respectively. If either country ceases such sponsorship, NORI or TOML would need to seek sponsorship elsewhere, which could impact our operations as a group.

In addition, our subsidiary, DGE, has an exclusive contract with Marawa, which is sponsored by Kiribati that permits DGE to conduct activities in connection with the exploration contract held by Marawa with the ISA. There is a risk that a State sponsoring activities in a project area ceases to be a sponsor, or is not permitted to be a sponsor, or that NORI and TOML cease to remain as sponsored contractors by such State; and if an agreement cannot be reached with a substitute sponsoring State, or if we are unable to transfer our sponsorship to another State, such subsidiary could be forced to cease activities in the Area.

Additionally, there is little jurisprudence or interpretative guidance regarding the application of the sponsorship regulations that are applicable to our business. For example, with respect to the question over the regulation of which State can impact the activities of any contractor (such as NORI or TOML), we have taken the view that incorporation, registration and the grant of nationality are critical factors, amongst others, notwithstanding the beneficial ownership of a subsidiary by its parent (“beneficial ownership”). While this position has not been challenged by our sponsoring States or the ISA, certain organizations that oppose the deep-sea polymetallic nodule exploration and collecting industry have advocated for the use of a beneficial ownership test for state sponsorship, and there are no guarantees that our interpretation will be universally accepted in the future.

The mineral exploration activities of our subsidiaries and their future project development prospects could be affected in varying degrees by political instability and changes in government regulation relating to foreign investment and the deep-sea polymetallic collecting business, including expropriation. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, piracy, fluctuations in currency rates, and high inflation. In addition, from time to time, governments may nationalize private businesses, including companies such as ours. There can be no assurance that the governments of countries where we or our affiliates or third-party contractors operate or the governments with which our subsidiaries work in the Area will not nationalize companies such as ours and our assets in the future, or impose burdensome obligations or restrictions. There can also be no assurance that the ISA will not impose burdensome obligations or restrictions on our business or our projects (or those of our affiliates and third-party contractors), or that they will not implement policies or regulations that would prevent us from accomplishing our objectives.

Changes to any of the laws, rules, regulations or policies to which we are subject could have a significant impact on our business.

Changes to any of the laws, rules, regulations, taxation or other policies to which we are subject could have a significant impact on our business. There can be no assurance that we will be able to comply with any future laws, rules, regulations and policies. Failure to comply with applicable laws, rules, regulations, and policies may subject us to civil or regulatory proceedings, including fines or injunctions, which may have a material adverse effect on our business, financial condition, liquidity, and results of operations. In addition, compliance with any future laws, rules, regulations, and policies could negatively impact our profitability, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Furthermore, we may seek to expand our production capabilities in the future, which would require additional regulatory approvals that may not be provided in a timely manner or at all. Furthermore, such additional approvals could require changes to environmental offset areas and related environmental protections which, if overly burdensome, could impact our operations.

Our exploration, collecting, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.

All phases of exploring for and collecting and processing polymetallic nodules will be subject to environmental regulation in various jurisdictions and under national as well as international laws and conventions. No seafloor polymetallic nodule deposit has been collected on a commercial scale, and it is not clear what environmental parameters may need to be measured to satisfy regulatory authorities for an ISA Exploitation Contract should be granted. A full ESIA for deep sea collecting operations has yet to be completed and approved by the ISA, and the full impact of any polymetallic nodule collecting operation on the environment has yet to be determined. Further, the required standards for an ESIA are currently unclear and have not been finalized by the ISA, which could require changes to any submissions made by our subsidiaries in connection with an ISA Exploitation Contract application. Environmental legislation is evolving in a manner which is likely to require strict standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Additionally, while we intend to produce seafloor polymetallic nodules in a way that mitigates and reduces potential damage to the seafloor and marine environmental conditions, we do not know whether the ISA or any other regulatory body will seek to impose onerous methods for the restoration of the area or rehabilitation obligations on our collecting process. Any such obligations, to the extent they are overly burdensome, could result in material changes to our business as currently contemplated.

Although the environmental impact review process has not yet been finalized, all contractors have been made aware of the requirement to complete baseline studies and an ESIA, culminating in an EIS, prior to collecting. The EIS would be accompanied by an EMMP, which will be required as part of the application for an ISA Exploitation Contract within the contract areas of NORI, TOML and Marawa. The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

The EMMP will also be submitted to the ISA for approval as part of the ISA Exploitation Contract application. There are no guarantees that the ISA will evaluate any exploitation contract application by our subsidiaries in a timely manner, and even if the ISA does timely evaluate such applications(s), such subsidiary may be required to submit a supplementary EIS before being approved. This may result in delays that could impact our projected timeframe. Furthermore, in the event that the ISA timely evaluates and approves an application, any aspect of such application and approval theoretically could be subject to legal challenges which could result in further delays that could detrimentally impact our business. For example, certain conservation groups have sought to impose a ten-year moratorium on deep-sea polymetallic nodule collection. While this agenda does not appear to have directly impacted the current proposed Final Regulations and implementation of the policies of the ISA, any such moratorium would have a material adverse effect on our business.

The environmental permitting process, which includes considerations on the impacts of our activities on the biodiversity of the CCZ, is expected to involve a series of checks and balances with reviews being conducted by the ISA, including technical evaluations by the ISA secretariat and a constituent body of the ISA known as the Legal and Technical Commission (the “LTC”). The recommendations of the LTC will then go before the ISA Council (“Council”), a core policy-making body of the ISA, which will then review and, if it deems appropriate, approve the contractor’s application. It would require a two-thirds majority of the Council to reject a development proposal that is recommended to it by the LTC. There are no assurances that the work our subsidiaries have done to date or their contemplated future operations will satisfy the final environmental rules and regulations adopted by the ISA, and any future changes could delay the timing of such submissions to the ISA or our subsidiaries operations more generally, which could have a material adverse effect on our business. Sponsoring State approvals and permits are currently and may in future be required in connection with our operations. To the extent such approvals are required and not obtained, our subsidiaries may be curtailed or prohibited from proceeding with planned exploration or development of mineral properties. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in collection operations may be required to compensate those suffering loss or damage by reason of the collection activities and may have civil or criminal fines or penalties imposed for violations of applicable laws and regulations.

We may become subject to environmental liabilities as a result of noncompliance or newly imposed regulations.

All of the exploration and development operations of our subsidiaries will be subject to environmental permitting and regulations, which can make operations expensive or prohibit them altogether. We may also be subject to potential risks and liabilities associated with pollution of the environment that could occur as a result of our subsidiaries’ exploration, development, and production activities.

To the extent that a subsidiary becomes subject to environmental liabilities, the payment of such liabilities, or the costs incurred to remedy environmental pollution, would reduce funds otherwise available to us, which could have a material adverse effect on our business. If we or our subsidiaries are unable to fully remedy an environmental problem, they might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure could be material to our business.

All of our exploration, development, production and processing activities will be subject to regulation under certain environmental laws and regulations. Our subsidiaries may be required to obtain permits for their activities. They may be required to update and review permits from time to time, and may also be subject to environmental impact analyses and public review processes prior to the approval of any future activities. It is possible that future changes in applicable laws, regulations and permits, or changes in their enforcement or regulatory interpretation by local governments, sponsor states, and other regulatory bodies, could have a significant impact on our business.

Our planned activities may affect biodiversity in the CCZ and those potential effects are not definitively known at this time. This is an area currently under study.

Nodule collection operations in the CCZ are certain to disturb wildlife in the operating area. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to significant uncertainty. Our studies cataloguing wildlife and ecosystem function, piloting the nodule collection system and assessing impacts arising from the use of this system are all currently in progress and, similar to studies conducted in respect of land-based mining, may not definitely establish the impacts of activities on the biodiversity in the CCZ. Given the significant volume of deep water and the difficulty of sampling or retrieving biological specimens in the Area, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be, completely and definitively known. For the same reasons, it may also not be possible to definitively say whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known how the risk of biodiversity loss in the CCZ could be eliminated or reduced through mitigation strategies or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures, such as leaving behind 15% of nodule cover (by mass) and setting aside no-take zones, would aid recruitment and recovery of nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

II.	Resource and Market Risks.

The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.

The grades and abundances of the seafloor polymetallic nodule deposits that we intend to develop and commercialize are estimates that may prove to be inaccurate. While limited samples have been collected and analyzed, there are no guarantees that our projections of quality will hold true with respect to the polymetallic nodule deposits that we are able to collect from the seafloor. Actual nodule grades and abundances may vary from our estimates, which could have a material adverse impact on our projections for future revenues, cash flows, royalties, and development and operating expenditures.

In addition, the precise form of mineral occurrence, grade, abundance, and tonnage, which is projected based on the mapping and analysis of samples, are not yet known. There is a risk that the sampling and imaging that has been completed to date, and that which will need to be completed in the future, has not and/or will not allow us to accurately quantify the tonnage, abundance and grade of identified polymetallic nodule deposits. Moreover, the projections or classifications based on such sampling could result in inaccurate environmental, geological or metallurgical assumptions (including with respect to the size, grade, abundance, and/or recoverability of minerals) or incorrect assumptions concerning economic recoverability.

No seafloor polymetallic nodule deposit has ever been commercially developed, and our collection and development plans and processes may not be sufficient to accomplish our objectives.

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our collection and recovery methods and the equipment that we intend to utilize during this process may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such sub-sea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production pilot collection system test in which a collector vehicle, a riser and lift system and other systems will be tested. Although we expect the pilot collection system test to be successful, there can be no assurance that it will be, or that their technology will eventually be adequate for full scale commercial production, or that our intention to partner with Allseas in the initial production activities in one or more of our contract areas will be agreed with Allseas, hence we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our collection and development objectives.

We rely upon third-party consultants, engineers, analysts, scientists, and others to provide analyses, reviews, reports, advice, and opinions regarding our potential projects. For example, the NORI Initial Assessment and the TOML Mineral Resource Statement, contain mineral resource estimates and other information with respect to our contract areas. There is a risk that such analyses, reviews, reports, advice, opinions, and projects are incorrect, in particular with respect to resource estimation, process development, and recommendations for products to be produced, as well as with respect to economic assessments, including estimating the capital and operating costs of our project and forecasting potential future revenue streams. Uncertainties are also inherent in such estimations.

Mineral resource estimates from the contract areas of NORI and TOML are only estimates.

Estimates of mineral resources from the contract areas of NORI and TOML described in our SEC filings and reported in technical reports prepared by AMC are only estimates and depend on geological interpretation and statistical inferences or assumptions drawn from survey data and recovery and sampling analysis, which might prove to be materially inaccurate. While these reports have been provided by experts, there is a degree of uncertainty attributable to the estimation of mineral resources. Mineral reserves have not been defined and will require completion of further studies. Until mineral resources are actually collected and processed, the quantity of metal and nodule abundance must be considered as estimates only and no assurance can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to further development, we must rely upon calculated estimates for the mineral resources and grades of mineralization in our contract areas and estimated equipment production rates, equipment availability and utilization and collection efficiency.

The estimation of mineral reserves and mineral resources is a subjective process that is partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, experience, statistical analysis of data and industry practices. Valid estimates made at a given time may significantly change when new information becomes available.

Estimated mineral reserves and mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserves and mineral resources estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in volume and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. We cannot provide assurance that polymetallic nodules can be collected or processed profitably.

The mineral resource estimates in our SEC filings have been determined and valued based on assumed future metal prices, cut-off grades, production rates and operating costs that may prove to be inaccurate. Extended declines in the market price for nickel, manganese, copper and cobalt may render portions of our mineralization uneconomic and result in reduced reported volume and grades, which in turn could have a material adverse effect on our financial performance, financial position and results of operations.

In addition, inferred mineral resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. You should not assume that any part of an inferred mineral resource will be upgraded to a higher category or that any of the mineral resources will be reclassified as mineral reserves. Currently 97% of the NORI-D Area resource is classified into indicated and measured categories.

Our business is subject to significant risks, and we may never develop minerals in sufficient grade or quantities to justify commercial operations.

Mineral resource exploration, development, and operations are highly speculative and are characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral resources, and from finding mineral resources which, though present, are insufficient in quantity and quality to return a profit from production. Once mineralization is discovered, it may take a number of years from the initial exploration phases before production is possible, during which time the potential feasibility of the project may change adversely. Substantial expenditures are required to establish mineral resources and reserves, to determine processes to collect and transport the minerals and, if required, to construct processing facilities.

No deep-sea polymetallic properties in the Area that have been identified have as of today been developed into production. Exploration risk exists in the discovery, location, definition and recovery of seafloor polymetallic nodule deposits. Many companies fail to ever locate an economic deposit, and given that no seafloor polymetallic nodule deposit has ever been commercially developed, such risks may have a material impact on our ability to accomplish our objectives. Operations may be affected by the availability of suitable vessels and equipment, prevailing sea conditions, changes in meteorological conditions and climate change, currents close to the seafloor and throughout the water column, recovery of materials sampled, lack of experience in delineating deposits, or unsuitability of equipment for recovering such material in prevailing conditions. Substantial expenditures are required to establish mineral reserves, to develop metallurgical processes, and to construct collection and transportation vessels, and we will be required to rely upon the expertise of consultants and others for exploration, development, construction and operational knowhow, and such consultants and third parties may not always be available to support our operations. If we are not able to obtain such expertise or identify alternative sources of expertise, our operations and financial results will be negatively impacted.

While we believe that seafloor polymetallic nodules in the contract areas of our subsidiaries account for some of the world’s largest aggregated estimated deposits of battery metals, no assurance can be given that minerals will be discovered in sufficient grade or quantities to justify commercial operations. Whether an exploration property will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical; availability of and effectiveness of technology to recover, trans-ship, transport and process nodules; government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental protection; availability of required personnel, third-party partners and contractors, any required financing and commercial demand in the marketplace for such metals. The precise impact of these factors cannot accurately be predicted, but the combination of these factors may result in the inability of our subsidiaries to operate or generate an adequate return on invested capital.

While we and our subsidiaries will evaluate the political and economic factors in determining an exploration strategy, there can be no assurance that significant restrictions will not be placed on intended development areas. Such restrictions may have a material adverse effect on our business and results of operation.

Uncertainty in our estimates of polymetallic nodule deposits could result in lower than expected revenues and higher costs.

We base our estimates of polymetallic nodule deposits on engineering, economic, and geological data assembled and analyzed by outside firms, which are reviewed by third-party expert consultants including engineers and geologists. Such estimates, however, are necessarily imprecise and depend to some extent on professional interpretation, including statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of the polymetallic nodules that we intend to collect and the costs associated therewith, including many factors beyond our control. Estimates of economically recoverable minerals necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

●	environmental, geological, geotechnical, collecting and processing conditions that may not be fully identified by available data or that may differ from experience;
●	changes to the strategic approach to collecting and processing, which will depend in large part on market demand, corporate strategy and other prevailing economic and financial conditions;
●	assumptions concerning future prices of products (including, most notably, battery metals) foreign exchange rates, production rates, process recovery rates, transportation costs, operating costs, capital costs and reclamation costs; and
●	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies and foreign government policies relating to our collecting of the mineral resources from our contract areas.

Uncertainty in estimates related to the availability of polymetallic nodules could result in lower than expected revenues and higher than expected costs or a shortened estimated life for our projects. Fluctuations in factors out of our control such as changes in future product pricing, foreign government policies and foreign exchange rates can have a significant impact on the estimates of mineral resources and reserves and can result in significant changes in the quantum of our resources and/or reserves period-to-period.

We operate in a highly competitive industry, and there are no assurances that our efforts will be successful.

The battery metals collection and processing industry is capital intensive and competitive. Production of battery metals and manganese alloys is largely dominated by Chinese competitors amongst other nation states and private contractors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. Many contractors currently hold ISA exploration contracts to assess the value of polymetallic nodule fields for future collecting in the Area. Each of these various contractors are potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. We will be competing with several other contractors that may possess greater financial and/or technical resources. There is increasing competition from new and existing players in the search for polymetallic nodule deposits, the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration leases, suitable processing equipment, and available funds. There is a risk that competitors may find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to process nodules into metals (either on the seafloor or on land) that are more economic than we currently contemplate.

The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.

The profitability of our nodule collection operations is significantly affected by changes in the market price of battery metals (cobalt, nickel and copper) and manganese alloys and the cost of power, petroleum fuels, and oil, among other commodities and supply requirements. Prices of such metals are affected by numerous factors beyond our control, including: prevailing interest rates and returns on other asset classes; expectations regarding inflation, monetary policy and currency values; speculation; governmental and exchange decisions regarding the disposal of metal stockpiles; political and economic conditions; available supplies of battery metals from mine production, inventories and recycled metal; sales by holders and producers of battery metals; and demand for products containing nickel, manganese, copper and cobalt. The price of nickel, manganese, copper, cobalt and other minerals and oil has fluctuated widely in recent years. Depending on the prevailing price of nickel, manganese, copper, and cobalt, and the cost of power, chemical reagents, petroleum fuels and oil, cash flow from our collection operations and commercialization may not be sufficient to cover our operating costs or the costs to servicing any outstanding debt. In addition, our proposed full scale production plans would involve placing a large percentage of global manganese production in the market, and we may be constrained in our ability to sell such large volumes, or such production may negatively impact the market price of manganese, which would, in either case, negatively impact our overall economic position.

We are not currently party to any commodity hedging contracts, as we do not yet have any production. Debt financing may not be available on commercially reasonable terms, or at all.

We may be adversely affected by fluctuations in demand for nickel, manganese, copper, cobalt, and other commodities.

Because our revenue is expected to be from the collection and processing of minerals, changes in demand for, and taxes and other tariffs and fees imposed upon, such minerals and derived mineral products (most notably, nickel, manganese, copper, and cobalt) could significantly affect our profitability. A prolonged or significant economic contraction in the U.S. or worldwide could put downward pressure on market prices of minerals. Protracted periods of low prices for minerals could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, our exploration, collecting and production operations, and impair asset values.

Demand for our minerals may be impacted by changes in supply dynamics and sources, and changes in demand for downstream products, including batteries for electric vehicles and energy storage that consume high volumes of the metals we intend to produce, as well as demand for manganese alloys used in steel-making, the targeted market for most of our manganese production. Lack of growth or material increases in new sources of supply in this or in any other related markets may adversely affect the demand for our minerals and any related products, and if the market for these critical existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. Notably, our financial success in part will depend in part on the expansion of the global manganese market to consume the additional volume of manganese that we intend to produce.

In contrast, extended periods of high commodity prices may create economic dislocations that could be destabilizing to the supply and demand of minerals, and ultimately to the broader markets. Periods of high market prices for our minerals are generally beneficial to our financial performance. However, strong prices also create economic pressure to identify or create new sources of supply and alternate technologies requiring consumption of metals that ultimately could depress future long-term demand for nickel, cobalt, copper and related products, and at the same time may incentivize development of competing properties.

We may experience difficulty in creating market acceptance for a novel manganese product.

We will be producing a novel manganese silicate product which does not have recognition in the marketplace with customers. Metallurgical testwork, market studies by CRU International Limited and initial engagement with customers indicate that this manganese silicate product will be a premium product with high value in use as an input into silicomanagese alloy production that we believe will receive strong market acceptance. However, mineral processing industries may be slow to change feed stocks and suppliers, even in the face of potential improvements.

Additionally, manganese silicate is not a conventional mineral product and may require additional approvals for export and import from our processing facilities to our future customers.

Our ability to generate revenue will be diminished if we are unable to compete with substitutions for the minerals that we intend to process.

Technology changes rapidly in the industries and end markets that utilize our materials. If these industries introduce new technologies or products that no longer require the minerals that we intend to collect and process, or if suitable substitutes become available, it could result in a decline in demand for our materials. If the demand for our materials decreases, it will have a material adverse effect on our business and the results of our operations and financial condition.

III.	Social License and Public Perceptions Risks.

Negative perceptions related to the collection of polymetallic nodules could have a material adverse effect on our business.

There exist certain negative perceptions related to acquiring metals produced from deep sea minerals. Some market proponents have recently expressed opposition to acquiring deep-sea mineral derived metals, given concerns associated with the effects on marine animals and the potential for loss of biodiversity. If this position gains broad traction by governments and commercial customers alike in relation to battery metals sourced from polymetallic nodules, it could have a material impact on our business and operations.

Our future growth may be dependent upon consumers’ willingness to adopt electric vehicles.

Given that the minerals we intend to collect and process are contemplated to be significantly linked to growing metals demand in batteries for electric vehicles, our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. While it has been projected that demand for such electric vehicles will surge over time, if the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●	perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles;
●	the material composition necessary for electric vehicle batteries and the potential of change in chemistry and engineering requirements that may move away from expected demand for nickel and cobalt;
●	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including vehicle electronics and regenerative braking systems;
●	the limited range over which electric vehicles may be driven on a single battery charge;
●	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;
●	concerns about electric grid capacity and reliability;
●	the availability of alternative fuel vehicles, including plug-in hybrid electric vehicles;
●	improvements in the fuel economy of the internal combustion engine;
●	the availability of service for electric vehicles;

●	the environmental consciousness of consumers;
●	volatility in the cost of oil and gasoline;
●	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	access to charging stations, standardization of electric vehicle charging systems and consumers’ perceptions about convenience and cost to charge an electric vehicle;
●	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;
●	perceptions about and the actual cost of alternative fuel; and
●	macroeconomic factors.

We may become subject to pressure and lobbying from non-governmental organizations.

Like other businesses that operate in the resources industry, we may become subject to pressure and lobbying from non-governmental organizations, particularly with respect to environmental concerns, including potential damage to the deep-sea environment. There is a risk that the demands and actions of such non-governmental organizations may cause significant disruption to our business, which could have a material adverse effect on our operations and financial condition. It is possible that direct action from environmental groups could physically impact ongoing operation during exploration, project development and commercial operations.

IV.    Offshore and Onshore Technology Risks and Operational Risks.

Nodule Collection, development and processing operations pose inherent risks and costs that may negatively impact our business.

Collection, development and processing operations involve many hazards and uncertainties, including, among others:

●	metallurgical or other processing problems;
●	technical and operational challenges in the collection and expansion of maritime collection activities;
●	difficulties in transferring nodules to transport vessels and delivering nodules to port;
●	industrial accidents;
●	unusual and unexpected water conditions;
●	unexpected seafloor conditions
●	unexpected environmental conditions, including contamination or leakage;
●	periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;
●	fires;
●	piracy and disruptive action by non-governmental actors opposed to deep sea collection;

●	organized labor disputes or work slow-downs;
●	mechanical equipment failure and facility performance problems;
●	the availability of financing, market demand, critical technology and equipment, and skilled labor; and
●	the inability of suppliers to provide key process inputs like electricity, gas, coal and processing reagents on a timely basis at the prices that have been forecast.

These occurrences could result in damage to, or destruction of, production facilities, personal injury or death, environmental damage, delays in processing, increased production costs, asset write downs, monetary losses and legal liability, any of which could have an adverse effect on our results of operations and financial condition and adversely affect our projected development and production estimates. In addition, our operations could be interrupted by or negatively influenced by non-governmental actors which could negatively impact our or our subsidiaries’ ability to operate in the CCZ and international markets, obtain capital, collect, transport, process or sell metals, or otherwise conduct business.

Our business is contingent on our ability to successfully identify, collect and process polymetallic nodules, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.

In conducting our business, we will rely on continuing existing strategic relationships as well as new relationships in a variety of disciplines, including the offshore equipment and services industries (such as our partnerships with Maersk and Allseas), the onshore mineral processing industry, and others involved in the mineral exploration industry. We will also need to continue to develop new relationships with third-party contractors, as well as with certain regulatory and governmental departments.

For example, we have been working with Hatch, a global engineering, project management, and professional services firm, to develop onshore processing technology for the production of readily saleable copper and manganese products, as well as products such as high-grade nickel and cobalt sulphates for the electric vehicle battery markets. In connection therewith, Hatch has developed a near zero solid waste flowsheet. We are also party to certain agreements with Maersk and Maersk Supply Service Subsea UK Limited (“Maersk UK”), pursuant to which Maersk and Maersk UK agreed to supply us with vessels and offshore services with respect to vessel operations and supplier management to support environmental studies within the NORI, TOML and Marawa Areas, though these arrangements are scheduled to terminate in 2022 unless extended by mutual agreement. Additionally, we are party to certain agreements with Allseas, pursuant to which, among other things, Allseas has agreed to design, engineer and construct an integrated offshore collection system to collect nodules from NORI Areas, and to assist with shipping efforts thereafter. Allseas is contractually required to develop a test system to demonstrate this capability, but it is not certain that Allseas will convert, or will be able to convert such system into a full-scale commercial operation or that we will reach contractual terms with Allseas for such commercial arrangements.

There can be no assurance that we will be able to continue to maintain and develop our existing relationships, or that we will be able to form the new relationships that are required in order for our business to be successful. Additionally, one of our material agreements with a strategic partner includes performance-based metrics that will adjust depending on the success of our business and the trading activity in our shares. We issued a warrant to purchase 11.6 million common shares to Allseas (“Allseas Warrant”), which shall vest upon certain milestones into such number of our common shares that is based on the formula described therein. On June 1, 2022, the value of the Allseas Warrant will be determined by multiplying the total number of our common shares underlying the warrant by the price per common share (“Warrant Credit Value”). In the event that the Warrant Credit Value is greater than $150,000,000, then on the vesting date of the Allseas Warrant, we shall receive a “credit” for the amount by which such Warrant Credit Value exceeds $150,000,000. We will be able to exchange such credit value for future goods and services from Allseas. However, if our common shares do not perform well, there is a chance that we will receive little or no such credit, in which case we will be required to pay more than is currently anticipated to Allseas in connection with future services that may be provided. In addition, there can be no assurance that services will be required from Allseas to utilize any such credit.

Some of the equipment that we will need to accomplish our objectives has not been manufactured and/or tested.

Our subsidiaries will need to rely on high-value equipment for collection and transport of materials. Much of this equipment, particularly as it pertains to sub-sea engineering and recovery systems, has yet to have completion of engineering, and has not been constructed and fully tested, and may not be suitable or may prove unreliable, and may not be delivered to us on a timely basis, thereby delaying our contemplated timetable. Moreover, our future needs with respect to sub-sea engineering and recovery systems have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance associated with the necessary equipment is currently unknown. There can be no guarantees that the necessary sub-sea engineering and recovery systems can be developed, or if developed, that such systems will be deployable in an economically viable manner. Any equipment downtime or delayed mobilization of equipment may impact operations. Additionally, as we launch exploration, collection, and development initiatives, our subsidiaries may need to compete for the availability of suitable vessels and equipment, even though we have a close commercial relationship with our partners, Allseas and Maersk, there is a risk that certain vessels and equipment will be under long-term charter and will thus not be available to them when needed, if at all.

The polymetallic nodules that we may recover will require specialized treatment and processing, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.

The polymetallic nodules that our subsidiaries may recover will comprise a mixture of base metals in varying proportions, which will likely necessitate specialized treatment by mineral processing plants or smelters. To date, no polymetallic nodule deposits have been collected and treated for recovery of metal products on a commercial scale, and there is a risk that such treatment may not be economically viable and/or that the nodules being treated will contain elements or compounds that would render them unsuitable for treatment.

To date, no commercial-scale plants have been built to process polymetallic nodules. While Hatch, a global engineering, project management, and professional services firm, has helped us to develop a processing flowsheet with near zero solid waste and is working with us in the development of a pilot plant processing program, the actual percentage recovery of metals may vary significantly from that forecast, and we are in the process of conducting a pilot scale metallurgical test-work program to determine our ability to expand such program into a full operational system.

Should our nodule collection plans become successful, we intend to develop land-based processing plants or partner with existing land-based processing partners. Furthermore, our future needs with respect to such processing plants have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance of such plants is currently uncertain. While we believe that we have identified specific sites for the potential construction of such plants (based on factors such as proximity to deep-water ports, cost and source of electric power and natural gas, and proximity to customers), there is a risk that we will be unable to secure one or more of these sites on suitable terms. In the event that we are unable to secure one or more of the sites we have identified, or if construction delays impact our ability to develop one or more of such sites, our ability to process polymetallic nodules would be detrimentally impacted. Additionally, there can be no guarantees that such plants can be developed, or if developed, that such plants will perform in an economically viable manner or provide the projected metal recovery rates at the estimated project capital and operating costs, which could impact projections for our future revenues, cash flows, royalties, and development and operating expenditures.

We have identified potential tolling facilities to process nodules to copper, nickel and cobalt alloy and manganese silicate, and developed a marketing strategy to place these products into existing smelting and refining facilities. There is no guarantee that these facilities will be available at the required times or that we would be able to secure them at commercially attractive rates. Additionally, even if we are able to secure appropriate processing facilities (either through ground-up construction or tolling arrangements), there is no guarantee that we will be able to provide them with the required nodule feedstocks at the required times. Accordingly, the timing in which we expand our operations may vary depending on geological, operational and financial developments, in addition to regulatory approvals from the ISA, among other factors, and these may impact our revenue and financial performance.

Our exploration and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.

Deep-sea mineral exploration and collection activities are inherently difficult and dangerous and may be delayed or suspended by severe weather events and climate change, sea conditions or other natural hazards, including storms, hurricanes and unpredictable weather patterns. In addition, even though sea conditions in a particular location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. Seafloor mineral collection activities may be subject to interruptions resulting from weather and related marine conditions that adversely affect our collection operations or the ports of delivery and any such delays could have a material adverse effect on our business.

Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply polymetallic nodules, processed minerals or products to our customers, which could adversely affect our results of operations.

Once our subsidiaries have been able to successfully collect the polymetallic nodules, they will be required to transport them to facilities for processing. Furthermore, once they have reached a point of commercialization, we will need to transport our products to our future customers, wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargos, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, vessel groundings inhibiting access to key navigation routes, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable collecting operations.

The actual operating costs of our subsidiaries to collect polymetallic nodules and transport and process such nodules on a commercial scale will depend upon changes in the availability of financing or partners who undertake capital developments in partnership with us, and prices of labor, equipment and infrastructure, shipping costs, variances in ore recovery from those currently assumed, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement prepared by AMC and filed as exhibits to our registration statement on Form S-1 on October 7, 2021. As a result of higher capital and operating costs, our financing ability may be impacted, and this may be further affected by lower commodity prices in the international markets that could impact production or economic returns which may differ significantly from those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement and there can be no assurance that any of our development activities will result in profitable operations.

We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. NORI currently intends to explore and collect mineral resources in the NORI areas identified in the exploration contract executed by NORI with the ISA, and we hope to expand such operations if viable in certain other parts of the CCZ, including by TOML in the TOML areas identified in the exploration contract executed between TOML and the ISA and DGE in the Marawa areas identified in the exploration contract executed by Marawa with the ISA. Although NORI expects to achieve early-stage commercial production for the NORI-D Area on or around 2024, there can be no assurance that it will be able to commercially develop these properties or that it will be able to generate profits in the future.

Our operating expenses and capital expenditures will increase in the future as consultants and new employees are engaged, equipment associated with advancing exploration is leased or purchased, and properties are developed. There can be no assurance that we will generate any revenues or achieve profitability, or that the assumed levels of expense associated with our exploration, development, and commercialization processes will prove to be accurate.

Our profitability could be adversely affected if we fail to maintain satisfactory labor relations.

Our exploration and production initiatives will be dependent upon the efforts of our employees. Although none of our employees are currently subject to any collective bargaining arrangements, our employees could, in the future, choose to be represented as a collective unit, which may result in labor disputes, work stoppages or other disruptions in our production efforts that could adversely affect us.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially adversely affect our results of operations.

A work stoppage by any of the third parties providing services in connection with our operations or those of our strategic partners (such as for on-shore or off-shore operations) could significantly disrupt our activities, reduce our future revenues and materially adversely affect our results of operations.

A shortage of skilled technicians and engineers may further increase operating costs, which could materially adversely affect our results of operations.

Efficient collection, transport and processing using modern techniques and equipment requires skilled technicians and engineers. In addition, our optimization and eventual downstream efforts will significantly increase the number of skilled operators, maintenance technicians, engineers and other personnel required to successfully operate our business. If we are unable to hire, train and retain the necessary number of skilled technicians, engineers and other personnel there could be an adverse impact on our labor costs and our ability to reach anticipated production levels in a timely manner, which could have a material adverse effect on our results of operations.

We depend on key personnel for the success of our business. The loss of key personnel or the hiring of ineffective personnel could negatively impact our operations and profitability.

We depend on the services of our senior management team, our board of directors, our strategic partners and other key personnel. The loss of the services of any member of senior management, our board of directors or a key employee, or similar personnel within our strategic partners could have an adverse effect on our business. We and our partners may not be able to locate, attract or employ on acceptable terms qualified replacements for senior management, board of directors or other key employees if their services are no longer available.

Our growth will depend on our ability, and on the ability of our management team, board of directors and other employees, to execute on our plans and expand our operations and controls while maintaining effective cost controls.

Deep-sea exploration, collection, and production is a burgeoning industry, and our ability to implement our strategy requires effective planning and management control systems. Our plans may place a significant strain on our management and on our operational, financial and personnel resources. As such, our future growth and prospects will depend on our ability to manage this growth and to continue to expand and improve operational, financial and management information and quality control systems on a timely basis, while at the same time maintaining effective cost controls. Any failure to expand and improve operational, financial and management information and quality control systems in line with our growth could have a material adverse effect on our business, financial condition and results of operations. There are also risks associated with establishing and maintaining systems of internal controls.

We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.

We depend upon information technology systems in the conduct of operations. Such information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to a variety of risks, some of which may not be covered by our future or existing insurance policies.

In the course of the exploration, development, and production of our mineral resource properties, we may be subject to a variety of risks that could result in: (i) damage to, or destruction of, transportation vessels and processing facilities, (ii) personal injury or death, (iii) environmental damage, (iv) delays in collecting, transporting or processing, (v) monetary losses, (vi) natural disasters, (vii) environmental matters, and (viii) legal liability, among others. It is not always possible to fully insure against such risks, and we may determine not to insure against all such risks as a result of high premiums or for other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in cost and a decline in the value of our securities. We cannot be certain that insurance for some or all of these risks will be available on acceptable terms or conditions, if at all, and in some cases, coverage may not be acceptable or may be considered too expensive relative to the perceived risk.

We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is or may become protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to access, obtain and maintain patent and trade secret protection for future products and methods or those of any of our strategic partners such as Allseas or onshore processing partners. To compete in these markets, we rely or may need to rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. Our intellectual property rights (or those of our partners) may be challenged or infringed upon by third parties, or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the U.S. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the U.S. Unauthorized use of our intellectual property rights (or those of our partners) or our inability (or the inability of our partners) to preserve our existing intellectual property rights (or those of our partners) could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.

Proprietary trade secrets and unpatented know-how may become important to our business. We will likely rely on trade secrets to protect certain aspects of our business systems and designs, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We or our partners may not be able to obtain necessary patents and the legal protection afforded by any patents may not adequately protect our or our partners’ rights or permit us to gain or keep any competitive advantage.

Our ability (or that of our partners) to obtain necessary patents is uncertain, and the legal protection to be afforded by any patents we (or they) may be issued in the future may not adequately protect our (or their) rights or permit us (or them) to gain or keep any competitive advantage necessary for our operations or our partnerships. In addition, the specific content required of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the U.S. or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and processes, our competitors may challenge the validity of those patents. Patents also will not protect our products and processes if competitors devise ways of making products without infringing our patents.

If we infringe, or are accused of infringing, on the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.

There is a risk that we (or our partners) may infringe, or may be accused of infringing, the proprietary rights of third parties under patents and pending patent applications belonging to third parties that may exist in the U.S. and elsewhere in the world that relate to our products and processes (or those of our strategic partners). Because the patent application process can take several years to complete, there may be currently pending applications that may later result in issued patents that cover our products and processes. In addition, our products and processes may infringe existing patents.

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our exploration, collecting, processing, and commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

●	be prohibited from, or delayed in, selling or licensing some of our products or using some of our processes unless the patent holder licenses the patent to us, which it is not required to do;
●	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or
●	be required to redesign a product or process so it does not infringe a third-party’s patent, which may not be possible or could require substantial funds and time.

In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.

If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes.

In addition, we have not obtained definitive global trademark protection for the name “The Metals Company” and we may not be able to secure such protection over time. If we are unable to secure such protection, we may need to rebrand or otherwise modify our name, which could result in costs, delays and loss of market recognition.

We may be required to take write-downs or write-offs, restructurings and impairments or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Unexpected risks may arise and previously known risks may materialize which could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or our company. Accordingly, our shareholders could suffer a reduction in the value of our common shares and warrants. Our shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that our filings with the SEC contain an actionable material misstatement or material omission.

The COVID-19 pandemic could have an adverse effect on our business.

The current COVID-19 pandemic has materially impacted the national and global economy and commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and to date has included, among other things, extreme volatility in financial markets, a slowdown in economic activity, volatility in commodity prices, strained supply chains, and an increased possibility of a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer activity and sentiment, globally. The outbreak has affected our business and operations and may continue to do so by, among others, increasing the cost of operations and reducing employee productivity, limiting travel of our personnel, adversely affecting the health and welfare of our personnel, or preventing or delaying important third-party service providers from performing normal and contracted activities crucial to the operation of our business.

The outbreak has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on manufacturing and the movement of employees in many regions of the U.S. and other countries. These disruptions could continue to impact the market for minerals, which in turn could impact our business or business prospects.

Decisions beyond our control, such as canceled events, restricted travel, barriers to entry, temporary closures or limited availability of county, state or federal government agencies, or other factors, may affect our ability to perform collecting operations, corporate activities, and other actions that would normally be accomplished without such limitations. For instance, the final exploitation regulations were expected to be adopted by the ISA during 2020 but were delayed due to COVID-19. The extent to which the COVID-19 outbreak will further impact our operations, our business and the economy is highly uncertain. We cannot predict the impact of the COVID-19 pandemic, but it may materially and adversely affect our business, financial condition and results of operations.

V.    Public Company Risks and Risks Related to our Securities

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.

As of September 30, 2021, we had 224,385,324 common shares and 24,500,000 warrants to acquire common shares issued and outstanding. In addition, the Allseas Warrant is exercisable for up to 11,578,620 common shares subject to the terms and conditions thereof. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 24,682,385 common shares are reserved for issuance under the TMC Incentive Equity Plan, subject to adjustment in certain events. In addition, up to 77,277,244 common shares, subject to adjustment in certain events, may be issued to the holders upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any common shares issued, including in connection with the exercise of warrants, upon conversion of the Special Shares or under the TMC Incentive Equity Plan, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

Our issuance of additional common shares or other equity securities of equal or senior rank would have the following effects:

●	our existing shareholders’ proportionate ownership interest in the Company will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding common share may be diminished; and
●	the market price of our common shares may decline.

Our outstanding warrants have become exercisable for our common shares beginning on October 9, 2021, which if exercised, will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We have 15,000,000 outstanding Public Warrants to purchase 15,000,000 common shares at an exercise price of $11.50 per share, which warrants became exercisable beginning on October 9, 2021. In addition, there are 9,500,000 Private Warrants outstanding exercisable for 9,500,000 shares of our common shares at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis. To the extent such warrants are exercised, additional shares of our common shares will be issued, which will result in dilution to the holders of our common shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common shares, the impact of which is increased as the value of our stock price increases.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, SOAC reevaluated the accounting treatment of its Public Warrants and Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on SOAC’s balance sheet as of December 31, 2020 are derivative liabilities related to SOAC’s warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, it is expected that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

Prior to the close of the Business Combination, SOAC accounted for the Public Warrants and Private Warrants as derivative liabilities as the warrant agreements include a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants. In the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain holders of the underlying common stock would be entitled to cash.

On closing of the Business Combination, TMC had only one class of common stock. In the event of a tender or exchange offer, all stockholders will be offered the tender. As a result, the Public Warrants were re-classified to equity. The Private Warrants continue to be classified within liabilities as it contain features that could change the settlement amount depending on the holder of the Private Warrants. Therefore, we will have continuing remeasurement impacts from the Private Warrants which will result in non-cash gains or losses each reporting period, which could be material to the financial statements.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results and the value of our common shares.

In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in the Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three month period ended March 31, 2021 and six month period ended June 30, 2021. For further detail regarding the restatement, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Quarterly Financial Statements” and Part II, Item 4 “Controls and Procedures”. These misstatements resulted in the Company having to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources. We have taken the following remediation measures to date:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	until we have the full complement of accounting staff in place, we are utilizing experienced and competent contract accountants to supplement our internal accounting team;
●	developed a plan to bring our finance and accounting function in-house and are nearing completion of the transition from our outsourced accounting service provider;
●	evaluated the accounting impacts of all new contracts and arrangements through a detailed analysis against accounting standards and technical interpretations;
●	performed a thorough analysis of key issues to be addressed, have prioritized these issues and we are now in the process of addressing these issues;
●	began a project to design and implement robust controls over all our key processes and address all key company risks; and
●	started adding formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

In response to the material weaknesses, we have expended, and will continue to expend, a substantial amount of effort and resources to improve the internal controls environment, particularly those over financial reporting. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. The material weaknesses will not be considered remediated until sufficient time has elapsed to provide sufficient sample evidence that the newly designed and implemented controls are operating effectively. This is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses remain unremediated as of September 30, 2021.

If the material weaknesses are not remediated in a timely manner, this could result in material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, or in the delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

In addition, following this issuance of the SEC Staff Statement, on May 24, 2021, after consultation with SOAC’s independent registered public accounting firm, SOAC’s management and its audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate SOAC’s previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “— Our warrants are accounted for as liabilities and the changes in value of SOAC’s warrants could have a material effect on its financial results.” As part of such process, SOAC identified a material weakness in its internal controls over financial reporting.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with its independent registered public accounting firm, SOAC’s management and its audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020. See “— Our warrants are accounted for as liabilities and the changes in value of SOAC’s warrants could have a material effect on its financial results.” As part of the Restatement, SOAC concluded there was a material weakness in its internal controls over financial reporting.

We have also restated our financial statements as of and for the three month period ended March 31, 2021, and as of and for the six month period ended June 30, 2021 in the accompanying unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

As a result of the material weaknesses, the restatements, the change in accounting for the warrants, the adjustments relating to the accrual of exploration expenses and stock option accounting, and other matters raised or that may in the future be raised by the SEC, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We are involved in litigation that may adversely affect us, and may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives alleging that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and certain defendants violated Section 20(a) of the Exchange Act by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information about this lawsuit. Although we deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit, there is no assurance that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. Additionally, this and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We expected to receive approximately $330 million of proceeds in the PIPE Financing but only received $110.3 million due to two investors that failed to fulfill their funding obligations under their subscription agreements with us with respect to the PIPE Financing. We have initiated litigation against the two non-performing investors in order to enforce the funding obligations. See Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information about the lawsuits against these investors. There can be no assurances, however, that we will be successful in our efforts against these investors.

There can be no assurance that the Public Warrants and Private Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share. There can be no assurance that such warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, such warrants may expire worthless.

There are currently outstanding an aggregate of 24,500,000 warrants to acquire our common shares (not including the Allseas Warrant), which comprise 9,500,000 Private Warrants held by SOAC’s initial shareholders at the time of SOAC’s initial public offering and 15,000,000 Public Warrants. Each of our outstanding whole warrants is exercisable commencing on October 9, 2021, for one common share in accordance with its terms. Therefore, as of September 30, 2021, if we assume that each outstanding whole warrant is exercised and one common share is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 24,500,000 shares, with approximately $281,750,000 paid to us to exercise the warrants.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the last day of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common shares held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) our annual revenues are greater than or equal to $100 million during the last completed fiscal year and the market value of our common shares held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our business is capital intensive, and we may be required to raise additional funds in the future in order to accomplish our objectives.

The continuing exploration and development of the contract areas in NORI, TOML and Marawa may depend upon our ability to obtain dilutive and/or non-dilutive financing through debt financing, equity financing, joint ventures, or other means. Additionally, the actual amount of capital raised for our projects may vary materially from our current estimates, which could require that we raise additional funds. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated. We will not initially have any producing properties and will have no source of significant operating cash flow until 2024 at the earliest. There is no precedent for projects like ours, and therefore, debt financing may not be available in commercially available terms, or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. There can be no certainty that capital will be available to us on acceptable terms.

If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those they possess prior to such issuances. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We may incur debt in the future, and our ability to satisfy our obligations thereunder remains subject to a variety of factors, many of which are not within our control.

We may seek to incur debt in the future in order to fund our exploration and operational programs, which would reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operation.

Should we incur debt, our ability to satisfy any resulting debt obligations and to reduce our level of indebtedness will depend on future performance. General economic conditions, mineral prices, and financial, business and other factors will have an impact on our operations and future performance, and many of these factors are beyond our control. As such, we cannot assure investors that we will be able to generate sufficient cash flow to pay the interest on any debt, or that future working capital, borrowings, or equity financing will be available to pay or refinance such debt or meet future debt covenants. Factors that will affect our ability to raise cash through an offering of securities or a refinancing of any debt include financial market conditions, the value of our assets, and our performance at the time we are seeking to raise capital. We cannot assure investors that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our current borrowings or to arrange for new financing, we might be required to take measures to generate liquidity, such as selling some or all of our assets. Any such sales could have a material adverse effect on our business, operations and financial results. Moreover, failure to obtain additional financing, if required, on a timely basis, could cause us to reduce or delay our proposed operations.

We may need to raise additional capital in order to complete our programs and commence commercial operations and there is no assurance that we will be able to obtain adequate financing in the future or that such financing will be available to us on advantageous terms.

An active trading market for our common shares and warrants may not be sustained, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may not be sustained. In addition, the price of our securities could fluctuate significantly for various reasons, many of which are outside our control, such as our performance, large purchases or sales of our common shares, legislative changes and general economic, political or regulatory conditions. The release of our financial results may also cause our share price to vary. The continued existence of an active trading market for our securities will depend to a significant extent on our ability to continue to meet Nasdaq’s listing requirements, which we may be unable to accomplish.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

On September 10, 2021, our common shares and Public Warrants began trading on Nasdaq under the symbols “TMC” and “TMCWW,” respectively. If in the future Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our securities may be volatile, which could cause the value of your investment to decline.

The market price of our securities may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares and Public Warrants may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions (including as a result of the COVID-19 pandemic), could reduce the market price of our securities in spite of our operating performance. If we are unable to operate as profitably as investors expect, the market price of our common shares will likely decline when it becomes apparent that the market expectations may not be realized. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, operating results of other companies in the same industry, additions or departures of key management personnel, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities it may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, negative media coverage, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional shareholders, the possible effects of war, terrorism and other hostilities, adverse weather conditions, changes in general conditions in the economy or the financial markets or other developments affecting the industry in which we operate, and increases in market interest rates that may lead investors in our common shares to demand a higher yield, and in response the market price of our common shares could decrease significantly.

These broad market and industry factors may decrease the market price of our common shares, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs, a material negative impact on our liquidity and a diversion of our management’s attention and resources.

There may be sales of a substantial amount of our common shares after the Business Combination by former SOAC shareholders and/or former legacy DeepGreen shareholders, and these sales could cause the price of our securities to fall.

As of September 30, 2021, we had 224,385,324 common shares and 24,500,000 Warrants to acquire common shares issued and outstanding. In addition, the Allseas Warrant is exercisable for up to 11,578,620 Common Shares subject to the terms and conditions thereof. All of our public shares are freely transferable (subject to any contractual lock-up agreements), except for common shares issued in connection with the PIPE and any shares held by our and legacy DeepGreen’s “affiliates,” as that term is defined in Rule 144 under the Securities Act. Our common shares issued to Sustainable Opportunities Holdings LLC (“Sponsor”) and the independent directors of SOAC in exchange for their founder shares are subject to certain contractual lock-up agreements. In addition, an aggregate of 124,969,517 common shares held by legacy DeepGreen shareholders are subject to certain lock-up arrangements ending on the earlier of (A) 180 days after the close of the Business Combination and (B) the date on which (x) the common shares have traded at a price that is greater than or equal to $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) during any 20 trading days within any 30 consecutive trading days after the close of the Business Combination, or (y) we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common shares for cash, securities or other property. Further, up to 77,277,244 common shares may be issued to the holders upon conversion of the Special Shares if certain price thresholds are met and such common shares could be sold in the public market. Sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our common shares.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us on such terms so long as they are held by Sponsor or its permitted transferees.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our common share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.

As we are not a reporting issuer in Canada, our common shares and Special Shares may be subject to restrictions on resale in Canada.

Our common shares and Special Shares were distributed pursuant to an exemption from the prospectus requirements in Canada. As we are not a reporting issuer in Canada and we do not intend to become a reporting issuer in Canada in the future, any distributions of ours will be a distribution that is subject to the prospectus requirements in Canada unless an exemption therefrom is available. An exemption from the prospectus requirements would be available to holders of shares of a class (and any underlying shares of such class) in respect of a trade if residents of Canada (the “Canadian Owners”) own, directly or indirectly, not more than 10% of the outstanding shares of such class or any underlying shares of such class, and represent in number not more than 10% of the total number of owners, directly or indirectly, of shares of the applicable class or underlying shares, on any distribution date (collectively, the “Ownership Cap”) and the trade is made through an exchange or market outside of Canada or to a person or company outside of Canada. There can be no assurance that any future securities offerings held by Canadian Owners will be freely transferable by the Canadian Owners.

Because there are no current plans to pay cash dividends on our common shares for the foreseeable future, you may not receive any return on investment unless you sell your common shares for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on our common shares will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our shareholders, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we may in the future incur. As a result, you may not receive any return on an investment in our common shares unless you sell your common shares for a price greater than that which you paid for it.

We are exposed to risks in our international operations, which could adversely affect our business.

We are exposed to foreign currency risk in connection with the business we conduct in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. It has not been our practice to enter into foreign exchange contracts to protect against adverse foreign currency fluctuations, and we cannot predict whether exchange rate fluctuations will significantly harm our operations or financial results in the future. In addition to adverse fluctuations in foreign currency exchange rates, we are exposed to further risks inherent in doing business abroad, including limitations on asset transfers, changes in foreign regulations and political turmoil, all of which could adversely affect us.

We are expected to be a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

We are expected to be a passive foreign investment company (“PFIC”) for the tax year ended December 31, 2021. As a result, U.S. Holders (defined below) of our public shares and Public Warrants may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. See “U.S. Federal Income Tax Considerations — Tax Consequences of Ownership and Disposition of Public Shares and Public Warrants — Passive Foreign Investment Company Rules” included in our registration statement on Form S-1 filed with the SEC on October 7, 2021 for a more detailed discussion with respect to our PFIC status and the application of the PFIC rules. U.S. Holders of our public shares and Public Warrants are urged to consult their tax advisors regarding the application of the PFIC rules to them.

Canadian law and our Notice and Articles contain certain provisions, including anti-takeover provisions, that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

Provisions in our Notice of Articles and Articles, as well as certain provisions under the BCBCA and applicable Canadian laws, may discourage, delay or prevent a merger, acquisition or other change in control of TMC that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares.

For instance, our Notice of Articles and Articles contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings.

Limitations on the ability to acquire and hold common shares may also be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition, or Commissioner, to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in TMC. Moreover, a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded.

Further, changes to critical minerals policies and regulations in Canada and the U.S. and elsewhere may impact our ability to conduct our businesses internationally, including processing and sales of minerals and metals, and the ability to negotiate or agree any merger, acquisition or change of control.

Our Notice of Articles and Articles will provide that any derivative actions, actions relating to breach of fiduciary duties and other matters relating to our internal affairs will be required to be litigated in the Province of British Columbia, Canada, and will contain an exclusive federal forum provision for certain claims under the Securities Act, which could limit your ability to obtain a favorable judicial forum for disputes with us.

Our Notice of Articles and Articles include a forum selection provision that provides that, unless we consent in writing to the selection of an alternative forum, the Supreme Court of British Columbia, Canada and the appellate courts therefrom, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us; (iii) any action or proceeding asserting a claim arising pursuant to any provision of the BCBCA or TMC Notice of Articles and Articles (as either may be amended from time to time); or (iv) any action or proceeding asserting a claim otherwise related to the relationships among us, our affiliates and their respective shareholders, directors and/or officers, but excluding claims related to our business or of such affiliates. The forum selection provision also provides that our securityholders are deemed to have consented to personal jurisdiction in the Province of British Columbia and to service of process on their counsel in any foreign action initiated in violation of the foregoing provisions. The forum selection provision may impose additional litigation costs on securityholders in pursuing any such claims. This provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or the Exchange Act, or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claim brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our Notice and Articles will provide that the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Application of the Federal Forum Provision means that suits brought by our securityholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in any state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our shareholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to the aforementioned forum selection provisions, including the Federal Forum Provision. Additionally, our securityholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our securityholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Notice and Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Notice and Articles will permit us to issue an unlimited number of common shares and preferred shares without seeking approval of the holders of our common shares.

Our Notice of Articles and Articles will permit us to issue an unlimited number of common shares. Subject to the requirements of the BCBCA and applicable securities exchange, we will not be required to obtain the approval of shareholders for the issuance of additional common shares. Any further issuances of common shares will result in immediate dilution to existing shareholders and may have an adverse effect on the value of their shareholdings.

The TMC Notice of Articles and Articles will also permit us to issue an unlimited number of preferred shares, issuable in series and, subject to the requirements of the BCBCA, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine and which may be superior to those of the common shares. The issuance of preferred shares could, among other things, have the effect of delaying, deferring or preventing a change in control and might adversely affect the market price of the common shares. Subject to the provisions of the BCBCA and the Nasdaq, we will not be required to obtain the approval of the holders of common shares for the issuance of preferred shares or to determine the maximum number of shares of each series of preferred shares, create an identifying name for each series and attach such special rights or restrictions as our board of directors may determine.

As a company incorporated in British Columbia with some of our directors and officers residing outside of the U.S., it may be difficult for investors in the U.S. to enforce civil liabilities against us based solely upon the federal securities laws of the U.S.

We are incorporated under the laws of British Columbia with our registered office located in British Columbia, Canada. Many of our directors and officers reside outside of the U.S. and all or a substantial portion of our assets and those of such persons are located outside the U.S. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon us or our directors or officers who are not residents of the U.S., or to realize in the U.S. upon judgments of courts of the U.S. predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the U.S. or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

The following summarizes the effect of the Restatement on each line item set forth below in the unaudited pro forma condensed combined financial information previously filed with our Current Report on form 8-K, as amended, filed with the SEC on September 15, 2021 for each period presented.

Unaudited Pro Forma Condensed Consolidated Balance Sheets

As of June 30, 2021

(Amounts in U.S. dollars)

			DeepGreen	Pro Forma	Combined
		SOAC	Metals	Transaction	Pro
		(Historical)	(Historical)	Adjustments	Forma
Accounts payable and accrued liabilities	As previously reported	7,289	9,033	(6,713)	9,609
	Adjustments[1]	—	2,663	—	2,663
	As restated	7,289	11,696	(6,713)	12,272

Total liabilities	As previously reported	53,544	45,869	(55,614)	43,799
	Adjustments[1]	—	2,663	—	2,663
	As restated	53,544	48,532	(55,614)	46,462

Additional paid in capital	As previously reported	—	74,069	21,600	95,669
	Adjustments[2]	—	(1,528)	—	(1,528)
	As restated	—	72,541	21,600	94,141

Deficit	As previously reported	(53,118)	(246,573)	43,759	(255,932)
	Adjustments[1,2]	—	(1,135)	—	(1,135)
	As restated	(53,118)	(247,708)	43,759	(257,067)

Total shareholders' equity	As previously reported	(53,117)	15,731	159,639	122,253
	Adjustments[1]	—	(2,663)	—	(2,663)
	As restated	(53,117)	13,068	159,639	119,590

1.	Reflects increase of $2.7 million in exploration expenses for the six months ended June 30, 2021 to accrue for certain exploration invoices as at June 30, 2021.

2.Reflects decrease of $1.5 million of stock-based compensation expenses for the six months ended June 30, 2021.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the six months ended June 30, 2021

(Amounts in U.S. dollars, except per share data)

			DeepGreen	Pro Forma	Combined
		SOAC	Metals	Transaction	Pro
		(Historical)	(Historical)	Adjustments	Forma
Exploration expenses	As previously reported	—	54,736	2,343	57,079
	Adjustments[1,2]	—	1,597	—	1,597
	As restated	—	56,333	2,343	58,676

General and administrative expenses	As previously reported	6,490	28,266	—	34,756
	Adjustments[3]	—	(462)	—	(462)
	As restated	6,490	27,804	—	34,294

Operating loss	As previously reported	6,490	83,002	2,343	91,835
	Adjustments[1,2,3]	—	1,135	—	1,135
	As restated	6,490	84,137	2,343	92,970

(Income) loss for the period	As previously reported	(14,694)	83,715	13,841	82,862
	Adjustments[1,2,3]	—	1,135	—	1,135
	As restated	(14,694)	84,850	13,841	83,997

Comprehensive (income) loss for the period	As previously reported	(14,694)	83,715	13,841	82,862
	Adjustments[1,2,3]	—	1,135	—	1,135
	As restated	(14,694)	84,850	13,841	83,997

(Income) loss per share - Basic and diluted	As previously reported	(1.46)	0.43	—	0.37
	Adjustments[1,2,3]	—	0.01	—	0.01
	As restated	(1.46)	0.44	—	0.37

1.	Reflects decrease of $1.1 million for the six months ended June 30, 2021 related to stock-based compensation expense.
2.	Reflects increase of $2.7 million to accrue for certain exploration invoices for the six months ended June 30, 2021.
3.	Reflects decrease of $0.5 million for the six months ended June 30, 2021 related to stock-based compensation expense.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Notice of Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.1)	9/15/2021	001-39281
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.2)	9/15/2021	001-39281
4.1	TMC the metals company Inc. Common Share Certificate		Form 8-K (Exhibit 4.1)	9/15/2021	001-39281

4.2	Warrant to Purchase Common Shares issued by DeepGreen Metals Inc. to Allseas Group S.A. on March 4, 2021	Form S-4 (Exhibit 4.4)	4/8/2021	333-255118
10.1

Amended and Restated Registration Rights Agreement, by and between Sustainable Opportunities Acquisition Corp., Sustainable Opportunities Holdings LLC, the parties listed under Sponsor Group Holders on the signature page(s) thereto and the parties listed under DeepGreen Holders on the signature page(s) thereto

		Form S-4/A (Exhibit 10.5 – Annex H)	8/5/2021	333-255118
10.2†	Strategic Alliance Agreement, dated as of March 29, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4 (Exhibit 10.7)	4/8/2021	333-255118
10.3†	Pilot Mining Test Agreement dated as of July 8, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4 (Exhibit 10.8)	4/8/2021	333-255118
10.4†	Third Amendment to Pilot Mining Test Agreement and First Amendment to Strategic Alliance Agreement, dated as of March 4, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4 (Exhibit 10.9)	4/8/2021	333-255118
10.5	Fourth Amendment to Pilot Mining Test Agreement and Second Amendment to Strategic Alliance Agreement, dated as of June 30, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4/A (Exhibit 10.23)	7/14/2021	333-255118

10.6	Investment and Participation Agreement, dated as of March 15, 2017, by and among DeepGreen Metals Inc., Maersk Supply Service NS, and Maersk Supply Service Subsea UK Limited	Form S-4 (Exhibit 10.10)	4/8/2021	333-255118
10.7	Project Management Framework Agreement, dated as of April 6, 2018, by and among Nauru Ocean Resources Inc. and Maersk Supply Service Integrated Solutions A/S	Form S-4 (Exhibit 10.11)	4/8/2021	333-255118
10.8	Letter Agreement, dated as of March 3, 2021, by and among DeepGreen Metals Inc., Maersk Supply Service NS, and Maersk Supply Service Subsea UK Limited	Form S-4 (Exhibit 10.12)	4/8/2021	333-255118
10.9†	Sponsorship Agreement, dated as of March 8, 2008, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-4 (Exhibit 10.13)	4/8/2021	333-255118
10.10†	Sponsorship Agreement, dated as of September 23, 2021, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-1 (Exhibit 10.13)	10/7/2021	333-260126
10.11†	Sponsorship Agreement, dated as of June 5, 2017, by and among the Republic of Nauru, the Nauru Seabed Minerals Authority, and Nauru Ocean Resources Inc.	Form S-4 (Exhibit 10.14)	4/8/2021	333-255118
10.12	Certificate of the Sponsorship signed by the Government of Nauru on April 11, 2011	Form S-4/A (Exhibit 10.24)	7/28/2021	333-255118
10.13	ISA Contract for Exploration (Republic of Nauru) dated as of July 22, 2011	Form S-4 (Exhibit 10.15)	4/8/2021	333-255118
10.14	ISA Contract for Exploration (Kingdom of Tonga) dated as of January 11, 2012	Form S-4 (Exhibit 10.16)	4/8/2021	333-255118
10.15+	Form of Indemnity Agreement	Form 8-K (Exhibit 10.18)	9/15/2021	001-39281

10.16+	Nonemployee Director Compensation Policy		Form 8-K (Exhibit 10.19)	9/15/2021	001-39281
10.17+	Employment Agreement, dated January 1, 2018, by and between DeepGreen Metals Inc. and Gerard Barron		Form S-4/A (Exhibit 10.17)	5/27/2021	333-255118
10.18+	Employment Agreement, dated July 25, 2017, by and between DeepGreen Metals Inc. and Anthony O’Sullivan		Form S-4/A (Exhibit 10.18)	5/27/2021	333-255118
10.19+	Employment Agreement, dated September 1, 2018, by and between DeepGreen Metals Inc. and Erika Ilves		Form S-4/A (Exhibit 10.19)	5/27/2021	333-255118
10.20.1+	TMC the metals company Inc. 2021 Incentive Equity Plan		Form 8-K (Exhibit 10.23.1)	9/15/2021	001-39281
10.20.2+	Form of Stock Option Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan		Form 8-K (Exhibit 10.23.2)	9/15/2021	001-39281
10.20.3+	Form of Restricted Stock Unit Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan		Form 8-K (Exhibit 10.23.3)	9/15/2021	001-39281
10.21.1+	DeepGreen Metals Inc. Stock Option Plan and form of Stock Option Agreement thereunder		Form S-4/A (Exhibit 10.20)	5/27/2021	333-255118
10.21.2+	Amendment to DeepGreen Metals Inc. Stock Option Plan		Form S-4/A (Exhibit 10.21)	5/27/2021	333-255118
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+ Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

+ Management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TMC the metals company Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMC THE METALS COMPANY INC.

Date: November 15, 2021	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer