Form 10-K
period 2021-12-31
TMC the metals Co Inc.
filed 2022-03-25
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39281

TMC THE METALS COMPANY INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Howe Street, 10th Floor Vancouver, British Columbia	V6C 2T5
(Address of principal executive offices)	(Zip Code)
(574) 252-9333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, without par value	TMC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Common Share, each at an exercise price of $11.50 per share	TMCWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $298,500,000.

As of March 25, 2022, the registrant had 226,780,843 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. (formerly Sustainable Opportunities Acquisition Corp.) and our subsidiaries. On September 9, 2021 (the “Closing Date”), Sustainable Opportunities Acquisition Corp. (“SOAC” and after the Business Combination described herein, the “Company”) consummated a business combination (the “Business Combination”) pursuant to the terms of the business combination agreement dated as of March 4, 2021 (the “Business Combination Agreement”) by and among SOAC, 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada (“NewCo Sub”), and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada (“DeepGreen”). In connection with the Business Combination, SOAC changed its name to “TMC the metals company Inc.” (“TMC”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect polymetallic nodules at sea and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements;
●	our ability to raise financing in the future;

●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weaknesses in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;
●	COVID-19 and the impact of the COVID-19 pandemic on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K and in other filings that we make with the Securities and Exchange Commission (“SEC”). The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.BUSINESS

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), about 1,300 nautical miles south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 sq mi). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, manganese, cobalt and copper in a single rock.

These four metals contained in the polymetallic nodules are critical for the transition to clean energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metals common”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ nor have we obtained the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

Polymetallic Nodules

Deep-sea polymetallic nodules form on or just below the sediment-covered seafloor of the abyssal plains. These nodules contain significant amounts of metals, and their unique characteristic compared to terrestrial deposits is the presence of four critical metals in one deposit.

Ni
Co
Cu
Mn
NICKEL SULFATE
COBALT SULFATE
COPPER CATHODE
MANGANESE SILICATE

Additionally, polymetallic nodules in the CCZ possess the following characteristics:

Characteristic	What it means
Far removed from human communities	No need for social displacement
No vegetation or other obstructions covering access to nodules	No need to remove overburden, no rock cutting or blasting
Unattached to the seafloor, 90% of nodule mass in the top 5 cm	No need for destructive rock cutting and excavation
High grades of four critical metals in a single ore	Four times less mass to process compared to land ores
Low head-grade variability	Potentially easy to process
2-10 cm diameter	Potentially easy to handle
Microporous	Potentially easy to smelt
Very low concentrations of hazardous elements like arsenic, antimony and mercury	Potential to productize 100% of nodule mass and design a metallurgical flowsheet that generates no tailings and leaves nearly no solid waste streams behind

The above characteristics of polymetallic nodules may provide an opportunity to compress lifecycle environmental and social impacts of producing critical metals as compared to land ores. In order to extract nickel, copper, cobalt and manganese from land ores, at least three different types of ores would need to be excavated. Mine development often involves social displacement and impacts on indigenous people as well as deforestation, destruction of carbon sinks and biodiversity loss. In addition, several times more mass would need to be processed, often requiring significant amounts of local water resources; mining and processing tailings which can be toxic and need to be managed indefinitely in tailings dams, using dry-stacking or a practice known as deep-sea tailings placement (DSTP). Furthermore, metal production from land ores can release several toxic streams into the surrounding environment which can negatively impact the health of local communities and ecosystems. We believe using nodules to produce critical metals can help reduce several of these impacts associated with mining land ores. If our nodules are to be processed and refined in the U.S., we can also compress the current supply chain of 50,000 miles that some materials need to travel before reaching U.S. down to 1,500 miles, while reducing dependency on China which dominates refining for battery metals like nickel and cobalt.

Market Opportunity

A 2021 study by the International Energy Agency shows that the production of clean energy transition minerals could increase by 600% by 2040 to meet the growing demand for clean energy technologies required to keep global warming at 1.5°C. Given the wide range of environmental and social impacts associated with conventional land-based mining, we believe it is important to ensure that these large amounts of critical metals are sourced with the lowest environmental, social, and economic impacts possible. As the global supply of high-grade ore remains limited and metal demand increases, we can expect a larger environmental and social footprint, potential supply shortages and sustained increases in metal prices should land-based ores remain the only viable source of critical metals, or a more aggressive shift to alternative battery chemistries.

Industries which represent an end-use segment that may require all four critical metals contained in nodules are of particular interest to us and represents potential market opportunities. Most notably, nodules contain metals that can be employed as: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for EV and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. See Section – Competitive Strengths.

Battery Metals and EV Market Opportunity - Global

We believe there will be significant growth in EV demand, with many countries committing to phasing out cars that burn fossil fuels and many original equipment manufacturers (“OEMs”) devoting significant resources to the electrification of their vehicle offerings. Furthermore, at the UN Climate Change Conference (COP26) October 2021 meeting in Glasgow, Scotland, governments and major automakers signed a declaration to accelerate the transition to 100% zero-emissions cars and vans by committing to that target by 2040 globally and by 2035 in leading markets. We believe this transition to clean energy and EVs will test the limits of the supply of certain metals where EVs require several times more of these metals (such as nickel, cobalt and copper) than cars with internal combustion engines.

Battery Metals and EV Market Opportunity - USA

In August 2021, the United States (“U.S.”) government announced a target of 50% EV sales by 2030. The announcement was followed by a ramp-up of industry commitments to build battery cell manufacturing gigafactories, which are capable of producing large amounts of battery capacity through the entire manufacturing process, in the U.S. which when aggregated with existing gigafactory plans would according to Benchmark Minerals Intelligence represent approximately 703GWh of capacity.

In June 2021, the Biden administration’s 100-Day Review of Critical Minerals Supply Chains estimated that fully electrifying U.S. car sales would require 1,273ktpa of Class 1 nickel, 160ktpa of cobalt and 148ktpa of manganese, compared with existing U.S. primary production of 14ktpa of Class 1 nickel, 0.5ktpa of cobalt, and zero primary production of manganese. Across our NORI and TOML contract areas, we have identified 5,555kt of nickel, 813kt of cobalt and 123,920kt of manganese plus 4,709kt of copper, with the potential to take the U.S. from zero or de minimis production of the three namesake elements in the most prominent battery cathode (NMC) to near self-sufficiency or potentially a net export position in each. The opportunity to use seafloor nodule resources to secure battery metal supply lines was recently emphasized in a letter sent to the U.S. Secretary of Defense by 17 retired generals, admirals which echoed similar sentiments to Senator Lisa Murkowski of Alaska who in February 2021 wrote to the U.S. Secretary of Energy, to say that “new and abundant sources of supply, such as polymetallic nodules, offer a pathway to mineral security for the United States.”

Environmental Market Opportunity

All nickel, cobalt, copper and manganese going into EVs today are produced from land-based ores or recycled scrap. Existing metal stocks available for recycling are insufficient to meet current demand. Even with high end-of-life product recycling rates, most of the new demand over the coming decades will have to be met by new mining. We believe the land mining sector is fundamentally challenged — ore grades are falling, production is moving to some of the more biodiverse and conflict-laden regions in the world (such as the Democratic Republic of the Congo, Indonesia, Philippines and South Africa), accessing ore bodies often requires a complete removal of ecosystems situated on and above such orebodies, and removing, breaking or tunneling through significant tonnage of waste rock. Toxic levels of heavy elements often found in land orebodies typically need to be removed, stored, and maintained indefinitely — a real challenge on seismically active and wet tropical islands in countries like Indonesia that is expected to account for most of future growth in nickel supply.

Although as a result of a vigorous campaign by several non-governmental organizations, several participants in the EV supply chain including Volvo, BMW, Volkswagen and Samsung SDI have recently signed a call for a general precautionary moratorium on all forms of deep seabed mining until all other alternative sources are sufficiently explored and research has clearly demonstrated that deep seabed mining activities can be managed in a way that ensures effective protection of the marine environment we believe that battery metal production specifically from deep-sea polymetallic nodules provides an opportunity to significantly compress most lifecycle environmental, social and governance (ESG) impacts associated with conventional metal production from land-based ores.

To quantify comparative ESG footprints of metal production from nodules as compared to conventional land ores, we commissioned several lifecycle assessments (LCAs) looking at the cradle-to-gate impacts of producing nickel, copper, cobalt and manganese products for “1 billion EVs by 2050” scenario. An LCA white paper looking at a comprehensive set of impacts was commissioned by us and co-authored by certain of our executive officers in 2018 and reviewed by subject matter specialists and published on our website in April 2020, an LCA research paper focusing on climate change impacts was peer-reviewed and published in the Elsevier Journal of Cleaner Production in December 2020 and an LCA research paper focusing on solid waste streams was peer-reviewed and was published in the Yale Journal of Industrial Ecology in January 2022. Based on these LCA assessments that we commissioned and certain of our executive officers co-authored, we believe that we are positioned to become one of the lowest ESG footprint metal companies in the industry, offering an expected 70-99% reduction of most lifecycle ESG impacts as outlined in the table below. While most of these reductions are attributable to the unique characteristics of the polymetallic nodule resource as described above, the elimination of solid processing waste streams onshore is due to our investment in a near-zero-waste flowsheet design and low carbon emissions are due to our commitment to locate onshore processing facilities in places with access to renewable power.

Uncertainty around each LCA indicator is discussed at length in the April 2020 white paper, the December 2020 climate change impacts paper and January 2022 waste impacts paper. Land-based estimates were derived from public LCA databases that contain robust data for metals like nickel and copper; estimates for metals like manganese and cobalt where data in public LCA databases was sparse were augmented with more recent data from peer-reviewed research. Nodule-related estimates were based on technical scoping studies for our offshore and onshore production system that formed the basis of the Canadian NI-43-101 compliant preliminary economic assessment for NORI Area D (2019). The indicators with the highest level of uncertainty for both supply scenarios — land ores and nodules — were impacts on biodiversity and the risk of biodiversity loss. This type of data is not captured in public LCA databases and is further complicated by methodological difficulties of comparing marine and terrestrial life.

The CCZ abyssal plains are one of the most common and least populated habitats on the planet, akin to barren deserts on land. The CCZ abyssal seafloor is plant-free, food-poor and dominated by bacterial life forms. It has been studied extensively since the 1960s with over 13,000 papers published on polymetallic nodules in general and over 1,500 on CCZ nodules in particular. Still more research is underway. We, through our subsidiaries, completed 18 campaigns totaling 710 days at sea.

The largest driver of uncertainty is our ability to measure biodiversity itself. Unlike biodiversity, biomass, measured as carbon contained in live organisms per m2 of habitat, is easier to measure and compare. We believe that the CCZ is one of lowest biomass places on the planet. Metal production from nodules will reduce biomass at risk by over 90% compared to producing the same amount of metals from conventional land ores. Biodiversity, defined as species richness, however, is much harder to measure. We believe the assessment of biodiversity in the CCZ is similar to measuring biodiversity on land where a large portion of species remains undescribed despite 250 years of taxonomic classification effort.

As a precautionary environmental management and protection measure, the ISA has already set aside 1.97 million km2 or 43% of the CCZ as protected areas, or Areas of Particular Environmental Interest (APEIs) aiming to ensure that all types of habitats that could be impacted by exploitation are represented within APEIs. For comparison, only 7.7% of global oceans are protected today and the global targets currently being discussed by certain stakeholders aim to protect 30% of the oceans by 2030. Additional marine impact mitigation measures such as setting aside more areas inside our contract areas and leaving partial nodule cover inside collection areas to aid natural recovery of bacterial and other communities are also being evaluated. We are collaborating with some of the world’s leading researchers to conduct environmental baseline and collection impact studies in order to design plans that could mitigate marine impacts of nodule collection through collection system design and adaptive management systems.

It is also worth noting that if the entire CCZ area currently under exploration (1.28 million km2) were to be exploited over a 30-year period, these nodule collection operations would impact 42,500 km2 of the abyssal seafloor per year in one of the least productive areas of the ocean (with respect to the abundance of marine life). This is less than 1% of the estimated 4,900,000 km2 of the seafloor currently impacted every year by trawling operations that take place primarily in highly productive coastal waters.

Potential future commercial-scale nodule collection operations in the CCZ are certain to disturb wildlife in the operating area. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to significant uncertainty. Our studies baselining wildlife and ecosystem function, piloting the nodule collection system and assessing impacts arising from the use of this system are currently in progress. Given the significant volume of deep water and the difficulty of sampling or retrieving biological specimens in the CCZ, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be, completely and definitively known. For the same reasons, it may also not be possible to definitively establish whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known how effectively the risk of biodiversity loss in the CCZ could be eliminated or reduced through mitigation strategies or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of the resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures such as leaving behind partial nodule cover and setting aside no-take zones would aid recruitment and recovery of nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

We are still in the exploration phase of the project and have not yet obtained the necessary permitting and licenses necessary to commence commercial-scale nodule collection operations in the CCZ nor have we obtained the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

All extractive industries result in impacts to the receiving environment. Nodule collection is no exception and will impact the deep-sea marine environment through nodule removal, disturbance of seafloor sediment and return of seawater used for nodule transport that is expected to contain residual sediment and nodule fines back in the water column (“plumes”). Baselining the impacted marine environment by characterizing the ecosystem and then developing measures to avoid and mitigate these impacts is the central focus of our Environmental and Social Impact Assessment (“ESIA”) program currently being undertaken in partnership with some of the world’s leading deep-sea research institutions. Nodule removal will impact species that depend on the hard nodule substrate for attachment. The severity of the impact will depend on (1) the extent to which these species are represented in the APEIs set aside by the ISA and additional no-take zones set aside by us and (2) the extent to which residual nodule cover will aid recruitment and recovery of these species in impacted areas. Disturbance of the seafloor by collector robots is expected to disturb (mostly microbial) organisms living in and on the sediments. Impact severity will depend on the depth of sediment disturbance (expected to be approximately 5 cm based on modelling, lab tests, and recent collector tests completed in the CCZ by two other nodule contract-holders, Belgium’s Global Sea Mineral Resources NV(GSR) and the German’s BGR) and the impact this disturbance has on benthic ecosystem function. Over 90% of the entrained sediment is expected to be separated from nodules inside the collector robot and discharged behind the collector robot, most settling back to the seafloor within a few hundred meters. The impact of the residual plume will depend on how quickly the smaller mobile sediment particles re-settle, how far they travel and how the resulting sedimentation impacts the benthic organisms. Less than 10% of entrained sediment that will likely evade separation inside the collector robot will be transported with nodules and seawater through the riser pipe to the surface production vessel where nodules get dewatered and residual water, sediment and nodules fines will be returned at some depth in the water column below the highly populated photic zone. Potential impacts from the mid-water sediment plume could include clogging of the delicate respiratory and filter feeding structures of pelagic zooplankton species, such as jellyfish and krill. However, the mid-water discharge is expected to have very low solid particle concentration and dilute to low levels within minutes. The depth of discharge will be selected based on ESIA results to minimize impact on life in the midwater column.

Competitive Strengths

We believe we are well positioned to meet the growing demand for critical battery metals:

●	Increasing demand: The response to the climate change crisis is accelerating demand for EVs, renewable energy storage and infrastructure. In August 2021, the U.S. government announced a target of 50% EV sales by 2030. The announcement was followed by a ramp-up of industry commitments to build battery cell manufacturing gigafactories in the U.S. In October 2021, most of the world’s nations and automakers at COP26 in Glasgow committed to 100% EV sales by 2035 in leading markets and by 2040 globally. To manufacture battery cells, gigafactories will need critical battery metals like nickel, cobalt, manganese and copper to meet rising battery demand.
●	Rising battery metal and battery cell prices: Commodity prices for metals like nickel and copper have recently reached multi-year highs and battery cell production costs are rising for the first time since the introduction of gigafactories going back in 2014.
●	Availability of abundant and high-grade resource off the U.S. western seaboard: There are four critical battery metals (nickel, copper, cobalt and manganese) in relatively high concentrations in a single nodule resource and we believe our contract areas have estimated in situ quantities of these metals in quantities equivalent to the requirement for 280 million EVs, roughly the size of the entire U.S. passenger vehicle fleet on the road today.
●	Opportunity to re-shore battery metal production in the U.S.: Current supply chain of battery materials to the U.S. is approximately 50,000 miles long and is predominantly controlled by nations and companies outside of the U.S., which is leading to increasing concerns about supply chain security in the U.S. and interest in breaking the U.S. mineral dependence by re-shoring battery material supply chain in the U.S. Our estimated resource is 1,300 nautical miles from San Diego and we believe we can eventually process and refine our polymetallic nodules in the U.S. which could potentially decrease the supply chain in the U.S. to 1,500 miles.
●	Opportunity to reuse existing assets and skills: We believe the downturn in new offshore oil and gas exploration is creating an opportunity for us to partner with offshore service providers with deep operational experience in subsea environments gained in the oil and gas industry and with existing assets that can be repurposed for our offshore operations.

●	Lower expected production cost: At our potential steady state production (expected to be approximately 12.5Mtpa of wet nodules from 2030 to 2045), we expect to be the second lowest cost nickel producer in the world (which includes the sale of byproducts).
●	Lower expected environmental, social and governance footprint: Based on several Lifecycle Assessments (“LCAs”) and that we commissioned and certain of our executive officers co-authored, we expect a potential 70-99% reduction of most lifecycle environmental, social and governance (“ESG”) impacts as compared to metal production from conventional land sources by developing a new type of high-grade multi-metal source found on the abyssal plain - a low biomass, low carbon sequestration deep-sea environment removed from human settlement.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively.

Exploration Contracts

We currently hold exclusive exploration rights through our subsidiaries in NORI and TOML and exclusive commercial rights through agreement with Marawa, to certain polymetallic nodule areas in the CCZ.

NORI.    NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 km2 in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd, a leading mining consulting firm (AMC), to undertake a preliminary economic assessment (“PEA”) of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

TOML.    TOML our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 km2 in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on September 23, 2021. TOML commissioned a Technical Report Summary by AMC, dated March 2021, which is filed as Exhibit 96.2 to this Annual Report on Form 10-K.

Marawa.    DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and we expect to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. We have not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Mexico
Hawaii (USA)
Clarion Fracture Zone
APEI - 3
APEI - 6
APEI - 2
APEI - 10
APEI - 1
APEI - 13
APEI - 12
APEI - 9
APEI - 11
APEI - 5
APEI - 4
APEI - 8
APEI - 7
Clipperton Fracture Zone
PROTECTED AREAS
Areas of Particular Environment Interest (APEI)
EXPLORATION AREAS
Other exploration contracts
0 250 500 1000
Kilometers

Business Strategy

Our contemplated business spans the entire lifecycle from the resource acquisition and definition stage through the collection and transportation phases into the processing and refining of nodules onshore and finally in product marketing and offtake (and eventually recycling of end-of-life products containing nodule-derived metals). NORI and TOML, two of our subsidiaries, intend to operate in the CCZ under the effective supervision, regulation and sponsorship of the government of Nauru and the Kingdom of Tonga, respectively. We intend to engage in processing operations in locations that are yet to be determined. We have chosen an asset-light approach to our operations and have focused on forming deep strategic partnerships with leading offshore and onshore companies in every aspect of our operations.

Our key strategic alliances in 2021 included:

Allseas. Allseas Group S.A. (Allseas), a leading global offshore contractor, is developing the pilot collection system, which is expected to be modified into the initial smaller scale commercial production system and serve as the basis for the design of a full-scale commercial production system.

Maersk. Maersk Supply Service NS (Maersk), a leading offshore marine services company, provided us with vessel operations and project management services for resource definition and environmental offshore campaigns between 2018 and 2021.  Our agreement with Maersk ended pursuant to its terms in January 2022 following the completion of all NORI Area D baseline campaigns. We have solicited proposals from third parties to provide a survey vessel and specialized services required to support the implementation of the collector test monitoring survey planned for 2022 discussed below.

Glencore: Glencore International AG (Glencore) holds offtake rights on 50% of the NORI nickel and copper production.

In addition, we have worked with an engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The pyromet stages of the flowsheet were tested as part of our pilot plant program at FLSmidth & Co. A/S’s and XPS Solutions’ (Glencore subsidiary) facilities and hydromerallurgical refining stages are being carried out at SGS SA. The near-zero solid waste flowsheet is the process design that is expected to serve as the basis for our onshore processing facilities.

Phased Project Development

Currently, we are an exploration stage company with a completed initial assessment, working towards a pre-feasibility study. We expect to enter into the feasibility study phase in 2023 following completion of the pilot collection test with Allseas in the CCZ. Having significantly advanced resource definition and environmental baseline studies on NORI Area D, we intend to apply for an exploitation contract on that area first. If we obtain an exploitation contract, we then plan to start with a small-scale commercial production (“Project Zero”) in 2024 in which we expect to collect and process up to 1.3Mtpa of wet nodules. Subject to the success of Project Zero and any regulatory requirements, we then expect to move into the next phase of production (“Project One”) in which we intend to scale up production and expect to collect and process up to approximately 12.5Mtpa of wet nodules at steady state (expected 2030-2045), as outlined in the NORI – D Technical Report Summary.

Current Work Program

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D, as defined below, with the goal of potentially starting commercial production in 2024. To reach our objective and initiate commercial production in 2024, we are: (i) defining our resource and project economics, (ii) developing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

(i)	Resource definition and project economics: Having completed a total of nine offshore resource definition campaigns, collected samples and completed subsea surveys for resource evaluation, we have defined the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment of the NORI Property, Clarion-Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC. From this work, both NORI and TOML have reported measured, indicated and inferred resources as tabulated below.

NORI Area 2020 Mineral Resource Estimate, in situ, for the NORI Areas within the CCZ at 4kg/m2 nodule abundance cut-off.

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to 24% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

TOML Area 2020 Mineral Resource Estimate, in situ, for the TOML Areas within the CCZ at 4kg/m2 nodule abundance cut-off.

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to 28% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

We plan to continue to define our resource in the NORI and TOML areas and develop the project economics.

(ii)	Offshore nodule collection system development: We are working with our strategic partner and investor, Allseas, to develop a system to collect, lift and transport nodules from the seafloor to shore. The offshore collection system consists of collector robots on the seafloor, a riser and lift system, and a surface production support vessel. The nodules would be expected to be collected from the seafloor by self-propelled, tracked collector robots using seawater jets aimed at nodules in parallel with the seafloor. No rock cutting, digging, drill-and-blast or other breakage are expected to be required at the point of collection. The collectors would be remotely controlled and supplied with electric power via umbilical cables from the production support vessel. To test the system and assess its environmental impacts, we entered into a contract with Allseas to undertake a pilot trial of the collection system in the NORI Area D in the second half of 2022 (the Pilot Mining Test System or “PMTS”). The successful completion of the PMTS would support our application for an exploitation contract with the ISA. Until the successful completion of the PMTS, Allseas is contracted to cover the development cost associated with the PMTS. We have developed and submitted the Environmental Impact Statement (“EIS”) for this test to the ISA in July 2021 and submitted a revised EIS in February 2022 following public review. The surface production support vessel, the Hidden Gem, was acquired by Allseas in February 2020 and has strategic importance to us, since it will support the PMTS and is then expected to be upgraded to a small-scale, low-capital early production system. This vessel has undergone modifications in Rotterdam, Netherlands. The pilot collector robot has been assembled at a fabrication facility in Heijningen, Netherlands, has been integrated onto the vessel and is undergoing sea trials. Prior to the planned collector test in the CCZ in the second half of 2022, the Hidden Gem will be used for component testing in the Dutch EEZ and in the Atlantic Ocean.

(iii)

Environmental and social impact assessment (“ESIA”) for offshore nodule collection: The ESIA is an integral part of preparing our application for the ISA exploitation contract on the NORI Area D. Our planned ESIA program consists of over 100 discrete studies and relies on the work of several independent deep-sea research institutions. In 2021, our partnership with Maersk enabled us to undertake complex multi-objective offshore campaigns, each with multiple teams of scientists using various types of equipment. The total of eight offshore environmental campaigns (approximately 250 days at sea) focusing on collecting environmental baseline data were expected to be completed by the end of 2021. NORI submitted the EIS for the collector test in July 2021 to the ISA and submitted a revised EIS in February 2022 following public review.  The EIS received over 650 comments from a broad group of stakeholders. We submitted our responses to these comments as well as an updated EIS to the ISA on March 1, 2022. Provided that we receive a response from the ISA on the acceptability of the scope of our updated EIS no later than July 2022, we expect that our subsidiary, NORI, will be able to begin its pilot collection test in the second half of 2022. We are currently in the planning stage of the last component of the environmental program: testing the offshore pilot nodule collection system and monitoring its environmental impacts while it collects nodules in the NORI Area D expected to occur in the second half 2022.

(iv)

Onshore technology development: To process and refine collected nodules into critical metals, we have developed a flowsheet together with a metallurgical process design firm, Hatch Ltd. (“Hatch”). This flowsheet uses conventional equipment, modified for the unique nature of the polymetallic nodule resource to deliver a process that is expected to generate near zero solid waste. The key products generated by this process are nickel sulfate, cobalt sulfate, copper cathode, manganese silicate and fertilizer-grade ammonium sulfate. The processing flowsheet also provides the potential to generate an intermediate product, a nickel-copper-cobalt matte. Nickel is expected to account for almost half of future production revenues. We have completed lab-scale test work and offshore campaigns to collect a bulk sample for pilot-scale metallurgical testing. We are now in the middle of the pilot plant program. In 2021, we successfully completed calcining and smelting of nodules into a manganese silicate product and nickel-copper-cobalt alloy intermediate, followed by converting and sulfidation of the alloy into matte. We continue testing the hydrometallurgical refining phase where matte is processed to produce nickel sulfate, cobalt sulfate, copper cathode and fertilizer grade ammonium sulfate.

Additionally, we are also engaged in several technical scoping studies for a potential first small-scale production plant in Asia. On March 16, 2022 we announced a business collaboration with Epsilon Carbon Pvt., LTD. (“Epsilon Carbon”) to complete a pre-feasibility study for a commercial polymetallic nodule processing plant in India with the targeted production capacity of more than 30,000 tonnes per annum (TPA) of an intermediate nickel-copper-cobalt matte product used for active cathode material (CAM) for Nickel Manganese Cobalt (NMC) and other nickel-rich cathode chemistries for lithium-ion batteries and more than 750,000 TPA of manganese silicate by-product expected to be used in manganese alloy production for the steel industry (“Project Zero Plant”). Epsilon Carbon intends to deliver a pre-feasibility report (“PFR”) for a potential plant in India powered by renewables and with the targeted processing capacity of 1.3 million tonnes per annum (Mtpa) of wet nodules and production start in time to receive nodules collected from NORI-D area starting around Q4 2024, subject to TMC’s subsidiary NORI securing an exploitation contract from the ISA. It is anticipated that TMC and Epsilon Carbon will enter binding Heads of Terms for construction and operations of Project Zero Plant by September 30, 2022. TMC and Epsilon Carbon have both agreed not to enter into any binding agreements with any other third party for the construction and operation of a processing plant for polymetallic nodules through the earlier of TMC and Epsilon Carbon entering into binding Heads of Terms with respect to the Project Zero Plant or March 31, 2023.

Summary of Mineral Resources

Below is a summary table of estimated mineral resources in NORI and TOML contract areas as of December 31, 2021.  The estimated mineral resources in these areas were determined in 2021 as of December 31, 2020, and also reflect the estimated mineral resources as of December 31, 2021, as none of the mineral resources in these areas were depleted by mining or any other activities. See Item 2 - Properties below for additional information about our estimated mineral resources. Both of these contract areas are in the exploration stage.

Summary Mineral Resources, In-Situ, at End of the Fiscal Year Ended December 31, 2021 at 4kg/m2 abundance cut-off and based on nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu Mn.

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
	Million		Million		Million		Million
	tonnes	Grades	tonnes	Grades	tonnes	Grades	tonnes	Grades
	(wet)	(%)	(wet)	(%)	(wet)	(%)	(wet)	(%)
Ni
NORI
NORI Area A	—	—	—	—	—	—	72	1.35
NORI Area B	—	—	—	—	—	—	36	1.43
NORI Area C	—	—	—	—	—	—	402	1.26
NORI Area D	4.0	1.42	341.0	1.40	345.0	1.40	11	1.38
TOML (Areas A to F)	2.6	1.33	69.6	1.35	72.2	1.35	696	1.29
Total	6.6	1.38	410.6	1.39	417.2	1.39	1,217	1.29

Cu
NORI
NORI Area A	—	—	—	—	—	—	72	1.06
NORI Area B	—	—	—	—	—	—	36	1.13
NORI Area C	—	—	—	—	—	—	402	1.03
NORI Area D	4.0	1.16	341.0	1.14	345.0	1.14	11	1.14
TOML (Areas A to F)	2.6	1.05	69.6	1.18	72.2	1.18	696	1.14
Total	6.6	1.12	410.6	1.15	417.2	1.15	1,217	1.10

Co
NORI
NORI Area A	—	—	—	—	—	—	72	0.22
NORI Area B	—	—	—	—	—	—	36	0.25
NORI Area C	—	—	—	—	—	—	402	0.21
NORI Area D	4.0	0.13	341.0	0.14	345.0	0.14	11	0.12
TOML (Areas A to F)	2.6	0.23	69.6	0.21	72.2	0.21	696	0.20
Total	6.6	0.17	410.6	0.15	417.2	0.15	1,217	0.21

Mn
NORI
NORI Area A	—	—	—	—	—	—	72	28.0
NORI Area B	—	—	—	—	—	—	36	28.9
NORI Area C	—	—	—	—	—	—	402	28.3
NORI Area D	4.0	32.2	341.0	31.2	345.0	31.2	11	31.0
TOML (Areas A to F)	2.6	27.6	69.6	30.3	72.2	30.2	402	29.0
Total	6.6	30.4	410.6	31.0	417.2	31.0	923	28.6

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 24% w/w for NORI and 28% w/w for TOML. These estimates are presented on an undiluted basis without adjustment for resource recovery.

As reflected in the initial economic analysis of NORI Area D contained in the NORI Technical Report Summary, a discounted cash flow analysis considering the intended pre-development work in 2024, discounting at 9% per annum, and assuming metal prices for nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu Mn, indicates a NORI Area D project net present value (as of January 1, 2021) of $6.8 billion. The initial assessment included in the NORI Technical Report Summary is a conceptual study of the potential viability of NORI’s mineral resources. This initial assessment indicates that development of the NORI mineral resource is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated.

The NORI Technical Report Summary and TOML Technical Report Summary do not include the conversion of mineral resources to mineral reserves.

You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC. You are also cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and to whether they can be economically or legally commercialized. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Approximately 97% of the NORI Area D resource is categorized as measured or indicated.

Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Collection and Processing of Polymetallic Nodules

Collection and Shipping

We are planning a phased development for NORI Area D. Polymetallic nodules would be collected using offshore collection systems, comprising of collector robots on the seafloor, a riser and lifting system (RALS) in the water column, and a production support vessel on the surface. The nodules are expected to be transferred to transport vessels and shipped to onshore processing facilities.

Through our strategic partnership with Allseas, a former drillship vessel (the Hidden Gem) acquired by Allseas in February 2020 has been converted and modified to undertake a pre-production collector test in which a collector vehicle, RALS and other systems will be tested. If we obtain an exploitation contract, the first phase of commercial production (“Project Zero”) would then be expected to commence after the Hidden Gem has been upgraded to become a production support vessel that can produce up to 1.3 Mtpa (wet) of nodules. The nodules collected in Project Zero are expected to be processed through either existing third-party facilities on a tolling basis or alternatively through partnerships to construct new Rotary Kiln-Electric arc Furnace (“RKEF”) facilities. In the next phase of development (“Project One”), as outlined in the NORI – D Initial Assessment Technical Report Summary, production is expected to be expanded with an additional converted drillship (Drill Ship 2), a subsequent upgrade to the Hidden Gem, and the construction of a bespoke production support vessel (Collector Ship 1).

The intended seafloor production system operated at 4km depth (picture not to scale)

In order to test the collection system, we entered into a contract with Allseas to undertake a pre-production collector test. If such test is successful, we expect that commercial production would then commence after the upgrading of the Hidden Gem into a production vessel. If we obtain an exploitation contract, we expect to collect 1.3 Mtpa (wet) of polymetallic nodules for use in Project Zero. For Project One, we believe that a fleet of three production vessels, each with multiple dedicated seafloor collectors, would be estimated to produce approximately 12.5 Mtpa of wet nodules at steady state (expected 2030-2045), which we intend to process, either at a new facility to be constructed by us or by potential processing partners, subject to available capital, or at third-party facilities pursuant to a toll treatment model.

We believe that this phased approach to development allows for proper management of risk and for progressive improvement of engineering and operating systems. The intention is to implement the project in multiple phases that will allow the offshore collection systems to be tested and then polymetallic nodule production to be gradually ramped up. We also believe that this approach will de-risk the project for a relatively low initial capital investment. Additionally, this phased development will allow for an adaptive approach to environmental management providing learning at small-scale which would be applied as production increases in scale.

Mineral Processing and Refining and Metallurgical Testing

Pyrometallurgical processing of polymetallic nodules has been extensively studied since the early 1970s.

From an early stage, we have recognized that processing represents a key to potentially commercializing seafloor polymetallic nodules and to becoming a low-cost producer of nickel, manganese, copper and cobalt products. Moreover, we believe that there is a commercial advantage in positioning ourselves as a leader in the onshore processing of seafloor polymetallic nodules.

To this end, we have been working with a leading global process engineering group Hatch, and a professional services firm, to develop pyrometallurgical processing and hydrometallurgical refining technologies for the production of battery metals feedstocks from nodules. Hatch has developed a near-zero solid waste flowsheet and has overseen a pyrometallurgical pilot plant program consisting of several phases: the pyrometallurgical processing phase has been completed at FLSmidth’s and XPS Solutions’ (Glencore subsidiary) facilities, the hydrometallurgical refining phase is in progress at SGS facilities. Pursuant to an engineering and consulting services agreement, Hatch is assisting and advising us during the development of the pilot test program and is analyzing and interpreting the testing results through reports provided by such test facilities.

We expect that the processing of the polymetallic nodules from the NORI Contract Area would also be ramped up in phases. This plan includes initially toll treating polymetallic nodules at existing RKEF plants, utilizing existing excess industry capacity. We believe that there is significant interest to deploy underutilized RKEF plants which may have become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they have previously utilized. These RKEF plants were originally built to convert nickel laterite to nickel pig iron and could potentially be converted to smelt polymetallic nodules. While we have not completed the negotiations of any definitive agreements with RKEF plants, we believe that we may be able to do so in the future on commercially reasonable terms. In parallel, we are actively exploring two additional scenarios of either co-locating new RKEF capacity with a potential future offtake of our manganese silicate product or building a new RKEF plant with a converter isle with a partner willing to finance, build and operate such a facility.

In the future, based on the work performed by Hatch and subject to available capital, we are contemplating the construction of a processing plant(s), which may include pyrometallurgical and hydrometallurgical circuits. Nodule processing would be increased in phases by treatment in this new plant or plants.

Strategic Alliances and Key Commercial Agreements

Allseas Agreements

On March 29, 2019, we entered into a Strategic Alliance Agreement with Allseas, whereby the parties will conduct project development of an integrated offshore nodule collection system for use by our subsidiaries. As initially constituted, Allseas agreed to subscribe for (i) 6,666,667 DeepGreen Common Shares for a purchase price of $20,000,000 in cash (the “Subscription”), the entire amount of which was funded, and (ii) an additional 10,000,000 DeepGreen Common Shares in exchange for services rendered by Allseas in respect of the contemplated pilot mining test system (the “PMTS”), which would be designed, built and tested by Allseas. The 10,000,000 shares would only be issued upon completion of the pilot mining test in the CCZ using the PMTS (the “Success Fee Shares”), along with an additional $30 million cash success fee that would be payable simultaneously therewith. The Strategic Alliance Agreement also contemplated that the parties would enter into other commercial arrangements following the successful completion of the pilot trials of the PMTS in the CCZ.

On July 8, 2019, we and Allseas entered into the Pilot Mining Test Agreement (the “PMTA”), which governed the terms, design specifications, procedures, and timetable under which Allseas agreed to complete the PMTS, to be used by NORI. The PMTA was subsequently amended on September 1, 2019, February 20, 2020, and March 4, 2021. The Strategic Alliance Agreement was also amended on March 4, 2021 (collectively with the PMTA amendment of the same date, the “Amendment”), which Amendment became effective upon closing of the Business Combination. Pursuant to the Amendment, the cash fee payable pursuant to the PMTA was amended such that we would pay to Allseas (i) $10,000,000 on June 30, 2021 (which we subsequently amended with Allseas to change to within 10 business days of the Closing of the Business Combination in a further amendment; this amount was paid on October 5, 2021), (ii) $10,000,000 on the later of January 1, 2022 and such time that confirmation is received with respect to the successful completion of the North Sea drive test, and (iii) $10,000,000 upon successful completion of the pilot trials in the CCZ using the PMTS. Pursuant to the Amendment, except as provided therein, Allseas may not, without our prior written consent, terminate the Strategic Alliance Agreement or the PMTA before NORI receives an ISA exploitation contract.

Also on March 4, 2021, we issued the Allseas Warrant to Allseas, which shall vest upon successful completion of CCZ trial using the PMTS. A maximum of 11.6 million warrants to purchase common shares will vest if the CCZ trals using the PMTS are completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the CCZ trials using the PMTS are completed after September 30, 2025.  The Allseas Warrant was issued to Allseas in lieu of any future obligation to issue the Success Fee Shares. The Allseas Warrant shall vest only upon (and not before) the successful completion of the CCZ trials using the PMTS and will expire on September 30, 2026. The Warrant Credit Value shall be determined as of June 1, 2022, based on the closing trading price of the Common Shares. In the event that the Warrant Credit Value is greater than $150,000,000, then on the vesting date of the Allseas Warrant, we shall receive a “credit” for the amount by which such Warrant Credit Value exceeds $150,000,000. We will be able to exchange such credit value for future goods and services from Allseas. No amount will be due or receivable under the Allseas Warrant if the Warrant Credit Value is under $150,000,000 on June 1, 2022.

With respect to Allseas, if the CCZ trials using the PMTS is successfully completed, the PMTA will terminate by its terms, whereas the overarching Strategic Alliance Agreement will remain in place.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The PMTS developed and currently being tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 Mtpa of wet nodules and expected production readiness by the fourth quarter of 2024 ("Project Zero System"). NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero System into production currently estimated at less than EUR100 million. It is anticipated that NORI will not have to make any Project Zero System-related payments to Allseas until March 31, 2023. Once in production, NORI expects to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scales up production to 1.3 Mtpa of wet nodules. The parties intend to further detail and revise these cost estimates in the definitive agreement contemplated by the non-binding term sheet, which the parties expect to enter into no later than December 31, 2022 following the completion of the pilot collection tests. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a Samsung 10000, with the potential for it to be engineered to support a higher production rate of 3 million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Offtake Agreements

On May 25, 2012, our wholly-owned subsidiary, DGE, and Glencore, entered into a copper offtake agreement and a separate nickel offtake agreement (together, the “Glencore Offtake Agreements”), pursuant to which Glencore has the right to purchase from DGE 50% of the annual quantity of copper material and 50% of the annual quantity of nickel material produced by DGE from ore derived from the NORI Contract Area at a processing plant directly owned or controlled by DGE. Pursuant to the Glencore Offtake Agreements, for London Metal Exchange (“LME”) Codelco registered Grade “A” copper cathodes, the delivered price is the official LME Copper Grade “A” Cash Settlement quotation as published in the London Metal Bulletin averaged over the month of shipment or the following month at Glencore’s choice, plus the official long-term contract premium as announced annually by Codelco, basis CIF Main European Ports (Rotterdam, the Netherlands). For LME Registered Primary Nickel, the delivered price is the official LME Primary Nickel Cash Settlement averaged over the month of shipping or the following month at Glencore’s choice. For other copper-bearing material and other nickel-bearing material, the parties shall agree a price annually for the forthcoming calendar year on the basis of prevailing market prices for such copper products and such nickel products. The Glencore Offtake Agreements are for the life of the NORI Contract Area, and either party may terminate the agreement upon a material breach or insolvency of the other party. Glencore may also terminate either agreement by giving 12 months’ prior written notice. The Glencore Offtake Agreements do not extend to any other of our entities in the event other entities are the ultimate processing owners for metal products. The Glencore Offtake Agreements only apply with respect to metals processed and developed from the NORI areas that are processed by a facility owned or controlled by DGE and do not apply to other projects (including for example Marawa or TOML). Concurrent with entering into the Glencore Offtake Agreements, Glencore made an equity investment of $5 million into our company.

Non-Binding Memorandum of Understanding with Epsilon Carbon Pvt, LTD.

On March 16, 2022, we announced a business collaboration with Epsilon Carbon through the signing of a non-binding memorandum of understanding under which Epsilon Carbon intends to complete a pre-feasibility study for a commercial polymetallic nodule processing plant in India with the targeted production capacity of more than 30,000 tonnes per annum (TPA) of an intermediate nickel-copper-cobalt matte product used for active cathode material (CAM) for Nickel Manganese Cobalt (NMC) and other nickel-rich cathode chemistries for lithium-ion batteries and more than 750,000 TPA of manganese silicate by-product expected to be used in manganese alloy production for the steel industry (“Project Zero Plant”). Epsilon Carbon intends to deliver a pre-feasibility report (“PFR”) for a plant in India powered by renewables and with the targeted processing capacity of 1.3 million tonnes per annum (Mtpa) of wet nodules and production start in time to receive nodules collected from NORI Area D starting around the fourth quarter of 2024, subject to TMC’s subsidiary NORI securing an exploitation contract from the ISA. It is anticipated that TMC and Epsilon Carbon will enter binding Heads of Terms for construction and operations of Project Zero Plant by September 30, 2022. TMC and Epsilon Carbon have both agreed not to enter into any binding agreements with any other third party for the construction and operation of a processing plant for polymetallic nodules through the earlier of TMC and Epsilon Carbon entering into binding Heads of Terms with respect to the Project Zero Plant or March 31, 2023. There can be no assurance that we will enter into such Heads of Terms or subsequent definitive agreement(s) in a particular time period, or at all, or on terms similar to those set forth in the memorandum of understanding, or that if such Heads of Terms or definitive agreement(s) are entered into by us that the proposed plant will be financed, engineered, permitted, constructed, operated or supplied in a particular time period, or at all, or successfully.

Competition

The metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. We may be unable to compete successfully with these and other competitors, including other land-based mining operations. In addition to three contracts held by TMC’s subsidiaries and partners, 16 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules. If and when they move into the exploitation phase, each of these contract-holders could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Furthermore, several nation states are working on developing polymetallic nodule resources inside their EEZs, with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022.  There is increasing competition from new and existing marine mineral players for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. Some of our competitors may equally find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

Government Regulations

United Nations Convention on the Law of the Sea

The Area is defined as the seabed and subsoil beyond the limits of national jurisdiction (UNCLOS Article 1).

The principal policy documents governing the Area, including the CCZ, include:

●	the UNCLOS, of 10 December 1982; and
●	the 1994 Implementation Agreement.

UNCLOS deals with, among other things, navigational rights, territorial sea limits, exclusive economic zone jurisdiction, the continental shelf, freedom of the high seas, legal status of resources on the seabed beyond the limits of national jurisdiction, passage of ships through narrow straits, conservation and management of living marine resources in the high seas, protection of the marine environment, marine scientific research, and settlement of disputes.

Part XI of UNCLOS and the 1994 Implementation Agreement deal with mineral exploration and collection in the international seabed, known as the Area, providing a framework for entities to obtain legal title to areas of the seafloor from the ISA for the purpose of exploration and eventually collection of resources. UNCLOS became effective on November 16, 1994. A subsequent agreement relating to the implementation of Part XI of UNCLOS was adopted on July 28, 1994 and became effective on July 28, 1996. The 1994 Implementation Agreement and Part XI of UNCLOS are to be interpreted and applied together as a single instrument. As of August 20, 2020, UNCLOS had been signed by 167 States (countries) and the European Union.

International Seabed Authority

The ISA is an autonomous international organization established under UNCLOS and the 1994 Implementation Agreement to organize and control activities in the Area, particularly with a view to administering and regulating the development of the resources of the Area, in accordance with the legal regime established under UNCLOS and the 1994 Implementation Agreement. The ISA is comprised of UNCLOS signatories, 167 Member States, and the European Union. All parties to UNCLOS are members of the ISA. The ISA is mandated as the organization through which parties to UNCLOS shall organize and control all mineral-related activities in the Area. Two principal entities establish the policies and govern the work of the ISA: the Assembly, where all 167 members are represented (the “Assembly”), and a 37-member council elected by the Assembly (the “Council”). The Council has two advisory bodies: the Legal Technical Commission (LTC) (30 members), which advises the Council on all matters relating to the exploration and collection of non-living marine resources, such as polymetallic nodules, polymetallic sulphides and cobalt-rich ferromanganese crusts, and the Finance Committee (15 members), which deals with budgetary and related matters.

All rules, regulations, and procedures issued by the ISA to regulate prospecting, exploration, and collection of marine minerals are issued within a general legal framework established by UNCLOS and the 1994 Implementation Agreement. To date, the ISA has issued the following regulations (https://www.isa.org.jm/mining-code/Regulations):

●	The Regulations on Prospecting and Exploration for Polymetallic Nodules in the CCZ (adopted July 13, 2000, as amended in 2013; the Regulations).
●	The Regulations on Prospecting and Exploration for Polymetallic Sulphides (adopted May 7, 2010).
●	The Regulations on Prospecting and Exploration for Cobalt-Rich Ferromanganese Crusts in the CCZ (July 2012).

No commercial polymetallic nodule collection operations have started anywhere in the world. Currently, exploration activities undertaken are aimed at gathering the necessary information on the location and quality of the minerals of the seabed as well as collecting all the necessary environmental information. To date, the ISA has approved 17 contracts in the CCZ for exploration of nodules, one in the Indian Ocean and one in the Western Pacific Ocean covering more than 1.35 million square kilometers of the seabed. This represents only 0.3 percent of the world’s oceans. Twelve of these contracts are sponsored by developing countries (including the sponsors of our subsidiaries NORI — Nauru, and TOML — Tonga, and our partner Marawa which is sponsored by the Republic of Kiribati). Thirteen countries and one intergovernmental consortium currently have contracts for the exploration of polymetallic nodules, seven countries have contracts for the exploration of polymetallic sulphides, and five countries have contracts for the exploration of cobalt-rich ferromanganese crusts. To date, no exploitation contracts for extracting minerals from the seafloor within the CCZ have been granted. The ISA is currently working on the development of a legal framework to regulate the commercialization of mineral development activities, as described below.

In 2014, the ISA completed a study looking at comparative extractive regulatory regimes. This was followed in March 2014 with a stakeholder survey seeking comments on what financial, environmental, and health and safety obligations should be included under the framework (ISA 2014).

In August 2017, the Council released the first Draft Regulations on Exploitation of Mineral Resources in the CCZ, as subsequently amended. In March 2019, the Council released the advance and unedited text (English only) of the Draft Regulations on Exploitation of Mineral Resources in the CCZ (ISBA/25/LTC/WP.1) (ISA, 2018). The revised draft exploitation regulations incorporated the consideration of requests addressed to the LTC by the Council during the first part of the 24th Session in March 2018, as well as certain comments by the Commission, and also reflected the responses to the first draft from stakeholder submissions. The exploitation regulations will create the legal and technical framework for collection and related operations. Finalization of the exploitation regulations remains subject to the decision of the members of the ISA. Final exploitation regulations must be adopted by the Council. The ISA was intending to have these regulations finalized by July 2020, but the COVID-19 pandemic disrupted ISA meetings and discussions.

The current proposed application process in the draft exploitation regulations consists of the following:

We are still in the exploration phase of the project and have not yet obtained an exploitation contract from the ISA (“ISA Exploitation Contract”) to commence commercial-scale polymetallic nodule collection in the CCZ. An ISA exploitation contract application is comprised of several components, including an EIS for the proposed commercial operations, the end-product of a comprehensive ESIA program. In addition, we have also not yet obtained the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

However, Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, the Republic of Nauru submitted its notice to the ISA requesting that it complete, by July 9, 2023, the adoption of regulations necessary to facilitate the approval of plans of work for the commercial exploitation of polymetallic nodules. The notice submitted by the Republic of Nauru to the ISA has increased the likelihood that regulations will be adopted that will govern and enable commercial scale polymetallic nodule collection by mid-2023. If the ISA has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending before the ISA, the ISA shall nonetheless consider and provisionally approve such plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally at the time, (iii) the basis of the norms contained in the UNCLOS and (iv) the principle of non-discrimination among contractors.

In December 2021, the ISA held face to face meetings in Kingston Jamaica and established an ambitious work plan and road map to finalize regulations by July 2023 for the commercial exploitation of seabed minerals, including those necessary for the collection of polymetallic nodules. The road map includes two, two-week sessions of Council and one week of Assembly meetings that will be focused primarily on the finalization of the regulations in 2022. The road map also provides for a third two-week Council session in the fourth quarter of 2022, if required and subject to resources. Once adopted, these regulations will create the legal and technical framework for exploitation of the polymetallic nodules in the NORI, TOML and Marawa Contract Areas.

While, the ISA has developed a work plan and road map to complete the Final Regulations by July 2023, there can be no assurance that such regulations will be approved then, or at all. The Draft Regulations and several supporting standards and guidelines are at an advanced stage, but there remains uncertainty regarding the final form that these will take as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

The NORI Exploration Contract

In July 2011, our wholly-owned subsidiary, NORI, was granted a polymetallic nodule exploration contract by the ISA, providing it exclusive rights to explore 74,830 km2 in the CCZ pursuant to the NORI Exploration Contract (“NORI Exploration Contract”). The NORI Exploration Contract was approved by the Council on July 19, 2011, and entered into on July 22, 2011 between NORI and the ISA, and terminates on July 22, 2026, subject to extension.

The NORI Exploration Contract, which was granted pursuant to the ISA’s Regulations on Prospecting and Exploration for Polymetallic Nodules in the CCZ (the “Regulations”), formalized a 74,830 km2 exploration area, has an initial term of 15 years (subject to renewal for successive five-year periods), and provides for certain obligations with respect to exploration, training, and other programs of activities for an initial five-year period. The NORI Exploration Contract also formalized the rights of NORI around future rights. Pursuant to the Regulations, NORI has the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area (Regulation 24(2)). Such preference or priority may be withdrawn by the Council if the contractor has failed to comply with the requirements of its approved plan of work for exploration within the time period specified in a written notice or notices from the Council to the contractor indicating which requirements have not been complied with by the contractor. After a hearing process, the Council would be required to provide the reasons for its proposed withdrawal of preference or priority and shall consider any contractor’s response. The decision of the Council shall take account of that response and shall be based on substantial evidence. As soon as practicable, NORI intends to submit an application to collect polymetallic nodules in the same area as its current exploration rights. To date, no exploitation contracts for extracting minerals from the international seafloor have been granted. The ISA is currently working on the development of a legal framework to regulate the exploitation of polymetallic nodules in the Area, as described above.

In March 2016, NORI submitted to the ISA its proposed activities for the second five-year period of its exploration contract. NORI indicated that work during such period would focus on:

●	reducing project uncertainties and technical risks;
●	optimizing the onshore processing and offshore production systems (including increasing performance and reliability); and
●	improving project economics, including decreasing estimated capital and operating expenditures as well as increasing projected revenues.

NORI proposed various activities under that submission, which have been undertaken and are continuing to be undertaken. Such work has included improving metal recovery from the hydrometallurgical process then being developed, including studies to improve efficiencies, reduce costs, and increase revenue streams. During the course of this second five-year period, the metallurgical process flow sheet was revised to result in perceived lower-risk and no solid waste, and a pyrometallurgical/hydrometallurgical flowsheet was developed. Studies have also been carried out to identify potential sites for processing plants. A program of offshore campaigns has been and is in the process of being implemented, resulting in a comprehensive environmental baseline study program involving in excess of 100 separate studies from world leading researchers and institutions. This program is intended to inform NORI’s ESIA and EMMP submissions to the ISA and assist in its design and plans to manage and mitigate potential environmental impacts from operations.

NORI commenced a pre-feasibility study to analyze technical and economic viability of the collection system and metallurgical process, and revised capital and operating costs.

NORI also proposed and has implemented or will implement a range of activities pertaining to the collector test: (i) identification and ground truthing of areas potentially suitable for the collector test; (ii) confirmation of a collector test site; (iii) commencement of the environmental baseline studies pertaining to the collector EIA program; and (iv) commencing geotechnical studies pertaining to the collector test program. On July 29, 2021, NORI submitted its EIS on the NORI Collector Test for consideration by the ISA.

In 2021, NORI submitted a review of the implementation of the plan of work for the period from 2017to 2021 to the ISA. The review included a proposed plan of work for the next five-year period from 2022 to 2026. On February 3, 2022, the ISA confirmed that the Secretariat and Commission had reviewed NORI’s report and noted that the program of activities for the next five-year period was acceptable. The ISA requested clarification on a few matters and noted that the periodic review would be concluded if the clarifications were received within 30 days. On February 28, 2022, NORI provided the clarification in response to the request by the ISA.

The ISA Council may suspend or terminate the NORI Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events should occur:

●	if, in spite of written warnings by the ISA, NORI has conducted its activities in such a way as to result in serious persistent and willful violations of the fundamental terms of the NORI Exploration Contract, Part XI of UNCLOS, the 1994 Agreement and the rules, regulations and procedures of the ISA;
●	if NORI has failed to comply with a final binding decision of the dispute settlement body applicable to it; or
●	if NORI becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary, or petitions or applies to any tribunal for the appointment of a receiver or a trustee or receiver for itself or commences any proceedings relating to itself under any bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

Additionally, if the nationality or control of NORI changes or NORI’s Sponsoring State, as defined in the Regulations, terminates its sponsorship and NORI does not obtain another sponsor meeting the requirements prescribed in the Regulations, then the NORI Exploration Contract will terminate.

The NORI Sponsorship Agreement

NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. NORI is a Nauruan incorporated entity and is subject to applicable Nauruan legislation and regulations. In 2015, the Nauruan government established the Nauru Seabed Minerals Authority to regulate activities carried out by companies sponsored by Nauru.

Throughout the period of the NORI Exploration Contract, NORI must be sponsored by a State that is party to UNCLOS. If the nationality or control of NORI changes or NORI’s Sponsoring State, as defined in the Regulations, terminates its sponsorship, NORI must promptly notify the ISA. In either event, if NORI does not obtain another sponsor meeting the requirements prescribed in the Regulations and fails to submit to the ISA a certificate of sponsorship for NORI in the prescribed form within six months, the NORI Exploration Contract will terminate.

On June 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of the NORI Contract Area of the CCZ. The NORI Sponsorship Agreement will remain in force for the duration of the 15-year NORI Exploration Contract and will automatically extend for a further 20 years upon NORI reaching the minimum recovery level under an ISA Exploitation Contract, unless earlier terminated by the ISA as a result of NORI’s breach of the NORI Exploration Contract or pursuant to its terms. Upon reaching the minimum recovery level within the tenement area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the tenement area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event that NORI is granted an ISA Exploitation Contract.

During exploration, NORI is required to, among other things:

●	submit an annual report to the ISA;
●	meet certain performance and expenditure commitments;
●	pay an annual overhead charge to cover the costs incurred by the ISA in administering and supervising the contract;
●	implement training programs for personnel of the ISA and developing countries in accordance with a training program proposed by NORI in its license application;
●	take measures to prevent, reduce, and control pollution and other hazards to the marine environment arising from its activities in the CCZ;
●	maintain appropriate insurance policies;
●	establish environmental baselines against which to assess the likely effects of its program of activities on the marine environment; and
●	establish and implement a program to monitor and report on such effects.

NORI is sponsored to carry out its mineral exploration activities in the CCZ by Nauru, pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. Sponsorship of an entity requires the sponsoring State to certify that it assumes responsibility for the entity’s activities in the CCZ in accordance with UNCLOS. NORI is a Nauruan incorporated entity and is subject to applicable Nauruan legislation and regulations.

The TOML Exploration Contract

In March 2020, we acquired TOML from Deep Sea Mining Finance Limited, providing us with exclusive rights to explore a 74,713 km2 area of the CCZ seabed. TOML holds an exploration contract granted by the ISA and sponsored by the Kingdom of Tonga pursuant to the TOML Exploration Contract (“TOML Exploration Contract”). The plan of work was approved by the Council, acting on the recommendation of the LTC, on July 19, 2011. The TOML Exploration Contract was then signed on January 11, 2012 between TOML and the ISA and terminates on January 11, 2027, subject to a potential extension under the terms of the agreement.

The TOML Exploration Contract was granted pursuant to the ISA’s Regulations, as well as Article 153 of UNCLOS, and formalized a 74,713 km2 exploration area. The TOML Exploration Contract includes an initial term of 15 years, which may be extended under the contract, and a program of activities to be completed within the first five-year period of the term. The TOML Exploration Contract also formalized the rights of TOML around future rights. Pursuant to the Regulations, TOML has the priority right to apply for an ISA Exploitation Contract to collect polymetallic nodules in the same area (Regulation 24(2)). The Regulations state that a contractor who has an approved plan of work for exploration only shall have a preference and a priority among applicants submitting plans of work for collection of the same area and resources. Such preference or priority may be withdrawn by the Council if the contractor has failed to comply with the requirements of its approved plan of work for exploration within the time period specified in a written notice or notices from the Council to the contractor indicating which requirements have not been complied with by the contractor. After a hearing process, the Council shall provide the reasons for its proposed withdrawal of preference or priority and shall consider any contractor’s response. The decision of the Council shall take account of that response and shall be based on substantial evidence.

In October 2016 TOML submitted to the ISA its proposed activities for the second five-year period of its exploration contract. TOML indicated that work would focus on:

●	continued development and collection of environmental baseline data;
●	completing pilot testing;
●	completing geotechnical studies;
●	completing feasibility studies;
●	drafting of the first EIS/EMMP; and
●	continuing training.

Based on an expectation that the forthcoming environmental regulations pertaining to obtaining an ISA Exploitation Contract were to be completed, TOML submitted a plan that included a substantive program of environmental baseline survey and pilot collection monitoring. It also included fabrication and trials of pilot scale collection equipment, metallurgical test work, and other engineering and marketing studies as well as report drafting for environmental permitting and feasibility study purposes. The designing of TOML’s collection system called the Decoupled Underwater Collection Concept (“DUCC”) did progress to prefeasibility study state. TOML continued to advance its project design by conducting land-based tests and closing technology gaps in areas not previously piloted. A preliminary collection plan and collection equipment/schedule was completed for the TOML preliminary collection areas, but such plans are now subject to change by TOML.

In 2021, TOML submitted a review of the implementation of the plan of work for the period from 2017 to 2021 to the ISA. The review included a proposed plan of work for the next five-year period from2022 to 2026. The ISA is currently reviewing TOML’s review and proposed plan of work and is expected to provide a response in 2022.

The ISA Council may suspend or terminate the TOML Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events should occur:

●	if, in spite of written warnings by the ISA, TOML has conducted its activities in such a way as to result in serious persistent and willful violations of the fundamental terms of this contract, Part XI of UNCLOS, the 1994 Agreement and the rules, regulations and procedures of the ISA;
●	if TOML has failed to comply with a final binding decision of the dispute settlement body applicable to it; or
●	if TOML becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary,

●	or petitions or applies to any tribunal for the appointment of a receiver or a trustee or receiver for itself or commences any proceedings relating to itself under any bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

Additionally, if the nationality or control of TOML changes or TOML’s Sponsoring State, as defined in the Regulations, terminates its sponsorship and TOML does not obtain another sponsor meeting the requirements prescribed in the Regulations, then the TOML Exploration Contract will terminate.

The TOML Sponsorship Agreement

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. Tonga updated the sponsorship agreement with TOML in September 2021. Unless otherwise terminated by the parties, the term for the TOML Sponsorship Agreement is for the duration of TOML’s ISA Exploration Contract and will automatically extend for a further 25 years upon TOML being granted an ISA Exploitation Contract. Upon reaching the minimum recovery level within the tenement area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the tenement area. In addition, TOML will pay an administration fee each year to Tonga for such administration and sponsorship, which is subject to review and increase in the event that TOML is granted an ISA Exploitation Contract.

Under ISA requirements contractors are required to submit five-year work programs. The first TOML five-year work program was completed in 2016 and reviewed and accepted by the ISA in late 2016.

For the second five-year period ending in 2021, TOML proposed the following program: (i) continue environmental baseline work; (ii) complete pilot testing; (iii) complete geotechnical studies; (iv) complete feasibility studies; (v) first draft EIS/EMMP; and (vi) continue training. TOML noted that the program was dependent on success at each stage, subject to change based on findings at hand at any particular time and reliant on funding which in turn is dependent to some extent on macro-economic conditions and development with regards to the authority and its stakeholders.

As a result of the financial state of the previous owner of TOML, TOML did not progress at the rate intended until we purchased TOML in March 2020.

TOML plans to collaborate closely with NORI on the development of offshore technology and nodule processing solutions.

Marawa Agreements

On March 17, 2012, our wholly-owned subsidiary, DGE, entered into an Option Agreement (the “Option Agreement”) with Marawa and Kiribati. In consideration of the $250,000 option fee, Marawa granted DGE an option to purchase tenements, as may be granted to Marawa by the ISA or any other regulatory body, for $300,000, or in consideration of DGE waiving any loan and other debt obligation pursuant to the Services Agreement (as defined below) if a default event occurs. The exercise period for the option is a maximum of 40 years after the date of the execution of the Option Agreement.

On July 26, 2012, the ISA Council approved a plan of work for exploration submitted by Marawa covering the Marawa Contract Area. Marawa is in the process of preparing to submit its 5-year periodic review report to the ISA.  Due to uncertainty on the economic potential of the Marawa Contract Area, Marawa is currently considering conducting another exploration campaign to increase the geological knowledge or is considering to seek a new area. Marawa expects to finalize its decision in 2022. Marawa has delayed its 2022 geological and environmental work programs until it determines how it will move forward.

On October 1, 2013, DGE entered into an agreement (the “Services Agreement”) with the Republic of Kiribati and Marawa granting DGE the exclusive right for 40 years to carry out exploration and collection in the Marawa Contract Area as well as purchase polymetallic nodules collected from the Marawa Contract Area. The Marawa Exploration Contract was signed on January 19, 2015. Mineral resource definition work began in 2020 for the Marawa Contract Area and we expect to continue undertaking such work in the near future.

DGE has the right to terminate the Services Agreement for convenience at any time at its election by giving written notice to Marawa and Kiribati and such termination shall take effect two months following the date of the termination notice, provided that DGE shall pay to the ISA on behalf of Marawa the fees or payments legally owed to the ISA by Marawa (including the Annual ISA Exploration Fee and ISA Royalties and Taxes) that are outstanding at the date of termination or that are incurred within 12 months of the date of such termination, provided that Marawa shall have an obligation to minimize such fees and payments to the extent practicable after the date of said termination. DGE and Marawa have considered the potential to amend the current contractual arrangements to provide additional mutual benefits in the conduct of operations, though no assurances may be given that any changes will be agreed.

Royalties and taxes

Royalties and taxes payable on any future production from the CCZ will be stipulated in the ISA’s exploitation regulations. While the rates of payments are yet to be set by the ISA, the 1994 Implementation Agreement (Section 8(1)(b)) prescribes that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.”

An ad hoc ISA working group has met several times including most recently in February 2020 to discuss a number of potential royalty and taxation regimes supported by modelling conducted by the Massachusetts Institute of Technology. No final recommendations were made. However, a 2% ad valorem royalty increasing to 6% after a period of five years of production was discussed as well as a 1% ad valorem environmental levy. These amounts were used for the economic analysis included in the initial assessment contained in the NORI Technical Report Summary. Additional discussions have considered capping any proposed environmental levy once an agreed total value has been reached and might no longer be collected once sufficient funds are in trust. We can provide no assurances that any such royalties or levies will not be greater than those discussed and could be significantly greater. The road map agreed to in December 2021, has allocated two days of discussion of the development and negotiation of the financial terms during the March 2022 Council session.

Under the NORI Sponsorship Agreement between Nauru and NORI and under the TOML Sponsorship Agreement between Tonga and TOML, upon reaching a minimum recovery level within the tenement areas, NORI and TOML have agreed to pay Nauru and Tonga a seabed mineral recovery payment for polymetallic nodules recovered from the tenement area, annually adjusted (from year 5 of production) on a compounding basis based on the official inflation rate in the United States. In addition, NORI and TOML will pay an administration fee each year to Nauru and Tonga for such administration and sponsorship, which is subject to review and increase in the event that NORI or TOML are granted an ISA Exploitation Contract.

Environmental Regulation

The ISA is mandated through UNCLOS to “preserve and protect the marine environment” while developing the resources within the Area. Given the location of the NORI Contract Area, the ISA is responsible for assessing any ESIA prepared by NORI and for granting the relevant permits.

Between 1998 and 2019, the ISA held workshops and developed a number of documents to provide guidance to contractors with respect to its expectations for responsible environmental management during the exploration and collection phases of mineral development. Regulations for exploration have been established, and environmental standards and guidelines (together with environmental provisions in the Draft Regulations for Exploitation) to apply to operations are currently under development. The ISA held a workshop “towards an ISA environmental management strategy for the Area” in March 2017 in Berlin, Germany. The results of the workshop were published as ISA technical Study 17 (ISA 2017).

The ISA has issued Regulations on Prospecting and Exploration for Polymetallic Nodules (adopted on July 13, 2000, updated on July 25, 2013). The regulations are complemented by the LTC’s recommendations for the guidance of contractors on assessing the environmental impacts of exploration. The exploitation regulations on deep-seabed collection will be complemented by various standards and guidelines. The ISA is currently developing these Standards and Guidelines which are expected to be finalized by the LTC and adopted by the Council. The ISA has divided the required standards and guidelines in three phases.

●	Phase 1: Standards and guidelines deemed necessary to be in place by the time of adoption of the draft regulations on exploitation.

●	Phase 2: Standards and guidelines deemed necessary to be in place prior to the receipt of an application of a plan of work for exploitation.
●	Phase 3: Standards and guidelines deemed necessary to be in place before commercial mining activities commence in the Area.

Ten standards and guidelines have been prepared in Phase 1, provided to stakeholders for comment, reviewed and amended by the LTC and provided to Council for consideration and approval. Approximately, 20 additional standards and guidelines will be drafted as part of the development of Phase 2 in 2022 for stakeholder comment and review. Once the LTC has finalized the standards and guidelines, they will be provided to the Council for review and adoption.

Although the environmental impact review process has not yet been finalized, all contractors have been made aware that the ISA requires the completion of baseline studies and EIA, culminating in an EIS for proposed commercial operations, prior to collection. Guidance for contractors in terms of what will be expected in the EIS has been provided in ISA Technical Study No. 10 (ISA 2012a). The EIS, along with an EMMP, will be required as part of the application for an ISA Exploitation Contract for operations in the CCZ. Environmental impacts of exploration and potential collection activities have been studied, and NORI is working with several of the deep-sea research institutions that are contributing to our environmental and social impact assessment program, consisting of over 100 discrete studies.

NORI’s offshore exploration campaigns have included sampling to support environmental studies, collection of high-resolution imagery, full column physical and chemical oceanographic data and environmental baseline studies. All offshore campaigns to support environmental baseline data collection have been completed. A collector test involving trialing of collector vehicle and riser system is planned for 2022.  A key objective of this test is to monitor the environmental impact of the collection system and use these data to forecast the impacts for a full-scale commercial operation. NORI intends to manage the project under the governance of an environmental management system (“EMS”), which is to be developed in accordance with the international EMS standard, ISO 14001:2004. The EMS will provide the overall framework for the environmental management and monitoring plans that will be required.

NORI’s EMMP will specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting. The EMMP will be submitted to the ISA as part of the ISA Exploitation Contract application.

Through a consultation process initiated by the ISA in 2013 and the feedback that was obtained from multiple stakeholder groups, the environmental permitting process is expected to involve a series of checks and balances with reviews being conducted by the LTC. The recommendations of the LTC will go before the ISA Council, which will then review and, if it deems appropriate, approve the exploitation application.

In addition, the sponsoring State has a responsibility to put in place legislation to ensure the entity it has sponsored complies with UNCLOS and ISA rules and regulations. Nauru implemented the Nauru International Seabed Minerals Act in 2015 which acts as a second layer of legislation with which NORI is required to comply.

To date, NORI’s assessment is that it is in compliance with existing exploration permits and contracts. NORI estimates that it is in the middle stages of the exploitation permitting process. In addition to working on key engineering aspects of the project such as designing the nodule collector and the dewatering facility, NORI is also continuing the following tasks:

●	delineating nodule mineralization;
●	characterizing the nature of the seabed, water column and biology;
●	conducting environmental baseline studies and impact assessments;
●	characterizing the nature of any materials returned to the environment;
●	developing oceanographic and physical information to inform models (e.g., sediment plume models); and
●	developing other plans, including the EMMP and the various subordinate plans.

The potential future onshore environmental impacts have not yet been assessed because the processing plant that we expect to create or use through a tolling or other arrangement has not been determined or otherwise has not been designed in sufficient detail, and the location and host country (and hence regulatory regime) has not been confirmed. The planned metallurgical process is expected to generate near-zero solid waste products, and the deleterious elements (for example, cadmium and arsenic) content of the nodules is understood to be very low, indicating that with careful management, the environmental impacts of the processing operation is expected to be low.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain patent protection of our core technology and intellectual property, as well as that of our strategic partners, and particularly that our freedom to operate is not restricted by patents lodged by competitors or other third parties. Moreover, we rely on a combination of trade secret protection, non-disclosure and licensing agreements and trademarks to establish and protect our proprietary intellectual property. To this end, we maintain a portfolio of issued patents and pending patent applications, which relate to offshore collection systems and to the processing of polymetallic nodules for recovering metals. As we rely on a number of patents to establish and protect our intellectual property, we have obtained and filed patent applications in countries throughout North America, Europe and Asia.

We cannot conclusively state that any pending applications, existing or future intellectual property will be definitively useful in protecting or promoting our business and growth plans. Please see the section entitled “Risk Factors” for additional information on the risks associated with our intellectual property strategy and portfolio.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 a pandemic. Since then, there have been actions, of varying severity, taken around the world to mitigate and manage the spread of COVID-19. The disparate actions undertaken by local governments to mitigate or manage the spread have had and are expected to continue to have an adverse impact on supply chains and labor markets worldwide. On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide financial stimulus and support as a result of the initial economic fallout from events related to the COVID-19 pandemic.

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

While there are positive signs that the current situation is being managed well in most parts of the world and country-wide restrictions and lockdowns are subsiding, there can be no guarantee that any new COVID-19 variant would not result in reinstating restrictions which may impact our business. If significant portions of our contractors, service providers and partners are unable to work effectively, including due to illness, lockdowns, quarantine measures or other government actions, our current development activities and future operations may be impacted negatively. For instance, the final exploitation regulations were expected to be adopted by the ISA during 2020 but were delayed due to COVID-19.

Offshore, in 2021, we have safely and successfully completed five complex campaigns in our NORI Area D in the CCZ involving crew and scientists departing from and returning to San Diego from around the world. In close coordination with our partner, Maersk, we have implemented rigid quarantining and testing protocols designed to provide a safe COVID-19 free work environment. Onshore, our pilot plant program at third-party facilities has proceeded without COVID-19 related incidents. Our corporate and project development teams have adopted a virtual working environment without a traditional office setting. This means we have been minimally impacted by countrywide lockdowns across the globe. We continue to work and collaborate through virtual channels on an ongoing basis.

We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 from variants. The COVID-19 pandemic may have an adverse impact on our operations, particularly because of preventive and precautionary measures that our company, other businesses, and governments are taking. Refer to the section entitled “Risk Factors” included in this Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities. However, COVID-19 is not expected to result in any significant changes to our business or our costs in the near term. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Human Capital

As of December 31, 2021, we employed thirty-one (31) employees and contractors. None of our staff are covered by collective bargaining agreements.

Diversity and Inclusion. We are committed to attracting, developing and retaining diverse talent that is inclusive of every age, gender, gender identity, race, sexual orientation, physical capability, neurological difference, ethnicity, belief and perspective. Our goal is to develop cultural competency by seeking knowledge, increasing awareness, modeling respect and promoting inclusion. Geographically our staff are located in Tonga, Nauru, United States, Canada, Australia, United Kingdom and United Arab Emirates. Our team is comprised of highly skilled individuals with 61% of our staff holding post-graduate degrees, including 19% who hold a Ph.D. degree. Moreover, 32% of our staff are women and 29% of our staff are racially diverse.

People Engagement. As a company working to pioneer a new industry and new ways of doing things, our success depends on attracting and retaining strong, independent, entrepreneurial, and multi-talented team members capable of dealing with high levels of uncertainty and adversity. Our team is distributed across several continents and several time zones, with remote working being the norm for most of our staff. Despite physical and temporal separation, we maintain a strong sense of cohesion by attracting people who are intrinsically motivated by the company’s purpose and core values, cultivating a flat organizational structure and deep care for each other. We rely on regular management and company meetings, ongoing communication flows across different technology platforms, frequent ad hoc video communication and creating opportunities for in-person gatherings. We offer our team members flexible work schedules and autonomy in managing their time while encouraging them to set boundaries between work on our shared mission and their home lives.

Compensation and Benefits. We compensate our staff competitively, striving to be in the 50th-60th percentile of our peers for total compensation and benefits. In addition to salaries, our compensation and benefits program includes annual discretionary bonuses, equity awards, an employee stock purchase plan, a 401(k) contribution/superannuation or RRSP benefit contribution (as applicable jurisdictionally), healthcare and insurance benefits, health savings and flexible spending accounts. Our annual equity compensation is focused on company priorities that we believe create long-term value for our stakeholders.

Environment, Health & Safety (EHS). Our EHS vision is to fully integrate environmental, health and safety into our operations, and to create a workplace free of incidents. In 2021, we have relied on the EHS programs of our partners Allseas and until December 2021, Maersk. These all involve EHS systems incorporating thorough planning, risk assessment and disciplined implementation of controls as well as culturally-based safety observations systems like safe act observations and obligation of “stop work if it is unsafe to proceed”.  In 2021, the five offshore exploration campaigns have been completed without any health and safety incident and no COVID-19 outbreaks. Since 2011, fifteen NORI campaigns have been completed without any lost-time injury. In addition, construction of the collector test system has involved 416,000 person-hours, without any lost-time injury.

Available Information

Our internet address is https://themetals.co, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Corporate Information

TMC is a corporation existing under the laws of British Columbia, Canada. TMC’s registered office is currently located at 595 Howe Street, 10th Floor, Vancouver, British Columbia, Canada V6C 2T5, and its telephone number is: (604) 631-3115.

Item 1A.RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.
●	Our resource development activities are subject to changes in government regulation and political instability.
●	Changes to any of the laws, rules, regulations or policies to which we are subject could have a significant impact on our business.
●	Our exploration, collecting, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.
●	We may become subject to environmental liabilities as a result of noncompliance or newly imposed regulations.
●	The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.
●	No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.
●	Mineral resource estimates from the contract areas of NORI and TOML are only estimates.
●	Our business is subject to significant risks, and we may never develop minerals in sufficient grade or quantities to justify commercial operations.

●	Uncertainty in our estimates of polymetallic nodule deposits could result in lower-than-expected revenues and higher costs.
●	We operate in a highly competitive industry, and there are no assurances that our efforts will be successful.
●	The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.
●	We may be adversely affected by fluctuations in demand for nickel, manganese, copper, cobalt, and other commodities.
●	We may experience difficulty in creating market acceptance for a novel manganese product.
●	Negative perceptions related to the collection of polymetallic nodules could have a material adverse effect on our business.
●	Offshore nodule collection and onshore processing and refining operations pose inherent risks and costs that may negatively impact our business.
●	Our business is contingent on our ability to successfully identify, collect and process polymetallic nodules, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.
●	Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.
●	The polymetallic nodules that we may recover will require specialized treatment and processing, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.
●	Our exploration and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.
●	Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.
●	We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.
●	We depend on key personnel for the success of our business. The loss of key personnel or the hiring of ineffective personnel could negatively impact our operations and profitability.
●	We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
●	Our business is subject to a variety of risks, some of which may not be covered by our future or existing insurance policies.
●	We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
●	If we infringe, or are accused of infringing, on the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
●	The COVID-19 pandemic could have an adverse effect on our business.
●	We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.
●	Our outstanding warrants have become exercisable for our common shares beginning on October 9, 2021, which if exercised, will increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results and the value of our common shares.
●	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
●	We are involved in class action litigation that may adversely affect us, and we may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.
●	Our business is capital intensive, and we may be required to raise additional funds in the future in order to accomplish our objectives.
●	We may incur debt in the future, and our ability to satisfy our obligations thereunder remains subject to a variety of factors, many of which are not within our control.
●	An active trading market for our common shares and warrants may not be sustained, which would adversely affect the liquidity and price of our securities.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

●	We are exposed to risks in our international operations, which could adversely affect our business.
●	We may be classified as a PFIC in any taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.

I.    Regulatory and Environmental Risks.

Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.

To date, no commercial collection (also referred to as “mining,” “exploitation” or “harvesting”) of nodules has occurred on the seafloor in the area of the high seas beyond national jurisdiction (the “Area”), which includes the CCZ. Moreover, despite the release by the ISA of the Draft Regulations on Exploitation of Mineral Resources (the “Draft Regulations”), finalization of such regulations remains subject to approval and adoption by the ISA. The ISA was intending to have these regulations finalized by July 2020, but the COVID-19 pandemic disrupted ISA meetings and discussions. Once adopted, these regulations will create the legal and technical framework for exploitation of the polymetallic nodules in the NORI, TOML and Marawa contract areas.

Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete, by July 9, 2023, the adoption of regulations necessary to review NORI’s plans of work for the commercial exploitation of polymetallic nodules. The notice submitted by Nauru to the ISA has increased the likelihood that regulations will be adopted that will govern and enable commercial development of polymetallic nodules by mid-2023. If the ISA has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending before the ISA, the ISA shall nonetheless consider and provisionally approve such plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally at the time, (iii) the basis of the norms contained in the UNCLOS and (iv) the principle of non-discrimination among contractors.

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

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an ESIA, culminating in an (EIS, prior to collecting nodules. The EIS would be accompanied by an Environmental Management and Monitoring Plan (“EMMP”). The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move our exploration projects into commercial production, our wholly-owned subsidiaries, NORI and TOML will each need to obtain an ISA Exploitation Contract, as will our partner, Marawa, in addition to related permits that may be required by our commercial partners. There can be no assurance that the ISA will evaluate any Exploitation Contract application by our subsidiaries in a timely manner. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS before obtaining approval. As such, there is a risk that an ISA Exploitation Contract may not be granted by the ISA, may not be granted on a timely basis, or may be granted on uneconomic terms.

Similarly, with respect to Sponsoring State regulation, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that would limit or curtail production or development by our subsidiaries. Amendments to current laws and regulations governing the operations and activities of deep-sea mineral resources companies, or changes in interpretation thereto, or the unwillingness of countries throughout the world to enforce such laws and regulations, could have a material adverse impact on our business, and could cause increases in exploration expenses, capital expenditures, production costs, or put the security of our equipment at risk to activism or piracy. Such amendments could also cause reductions in our future production, or the delay or abandonment in the development of our polymetallic mineral resource properties. There can be no certainty that actions by governmental and regulatory authorities, including changes in regulation, taxation and other fiscal regimes, will not adversely impact our projects or our business. Further, our operations depend on the continuation of the Sponsorship Agreements between our subsidiaries NORI and TOML and each of their host Sponsoring nations, Tonga and Nauru, respectively. Each subsidiary has been registered and incorporated within such host nation and each nation has maintained effective supervision, regulation, and sponsorship over the conduct of such subsidiary. While we have beneficial ownership over such subsidiaries, we operate under the regulation and sponsorship of Nauru and Tonga. If such arrangement is challenged, or sponsorship is terminated, we may have to restructure the ownership or operations of such subsidiary to ensure continued state sponsorship. Failure to maintain sponsorship, or secure new state sponsorship, will have a material impact on such subsidiary and on our overall business and operations.

While the rates of payments are yet to be set by the ISA, the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS of 10 December 1982 (the “1994 Implementation Agreement”) prescribes a relevant framework that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.” The ISA has held workshops with stakeholders to discuss and seek comments on the potential financial regime for the collecting of polymetallic nodules in the CCZ. There can be no assurance that the ISA will put in place Final Regulations in a timely manner or at all. Such regulations may also impose burdensome obligations or restrictions on us, and/or may contain terms that do not enable us to develop our projects.

Our resource development activities are subject to changes in government regulation and political instability.

Parties carrying out exploration and collection operations in the CCZ must be sponsored by a State that is a member of the ISA. The sponsoring States of our subsidiaries NORI and TOML are Nauru and Tonga, respectively. In addition, our subsidiary, DGE, has an exclusive contract with Marawa, which is sponsored by Kiribati, that permits DGE to conduct activities in connection with the exploration contract held by Marawa with the ISA. If any of these country ceases such sponsorship, our subsidiaries or their partners (as applicable) would need to seek sponsorship elsewhere, which could impact our operations as a group.

There is a risk that a State sponsoring activities in a project area ceases to be a sponsor, or is not permitted to be a sponsor, or that NORI and TOML cease to remain as sponsored contractors by such State; and if an agreement cannot be reached with a substitute sponsoring State, or if we are unable to transfer our sponsorship to another State, such subsidiary could be forced to cease activities in the CCZ.

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

The mineral exploration activities of our subsidiaries and their future project development prospects could be affected in varying degrees by political instability and changes in government regulation relating to foreign investment and the deep-sea polymetallic collecting business, including expropriation. Operations may also be affected in varying degrees by possible natural disasters in the region, terrorism, military conflict, crime, piracy, fluctuations in currency rates, and high inflation. In addition, from time to time, governments may nationalize private businesses, including companies such as ours. There can be no assurance that the governments of countries where we or our affiliates or third-party contractors operate or the governments with which our subsidiaries work in the CCZ will not nationalize companies such as ours and our assets in the future, or impose burdensome obligations or restrictions. There can also be no assurance that the ISA will not impose burdensome obligations or restrictions on our business or our projects (or those of our affiliates and third-party contractors), or that they will not implement policies or regulations that would prevent us from accomplishing our objectives.

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

All phases of exploring for and collecting and processing polymetallic nodules will be subject to environmental regulation in various jurisdictions and under national as well as international laws and conventions. No seafloor polymetallic nodule deposit has been developed commercially, and it is not clear what environmental parameters may need to be measured to satisfy regulatory authorities for an ISA Exploitation Contract to be granted. A full ESIA for deep-sea collecting operations has yet to be completed and approved by the ISA, and the full impact of any polymetallic nodule collecting operation on the environment has yet to be determined. Further, the required standards for an ESIA have not been finalized by the ISA, which could require changes to any submissions made by our subsidiaries in connection with an ISA Exploitation Contract application. Environmental legislation is evolving in a manner which is likely to require strict standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

Nodule collection operations in the CCZ are certain to disturb wildlife in the operating area and may impact ecosystem function. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to significant uncertainty. Our studies baselining wildlife and ecosystem function, piloting the nodule collection system and assessing impacts arising from the use of this system are currently in progress and, similar to studies conducted in respect of land-based mining, may not definitively establish the impacts of activities on the biodiversity in the CCZ. Given the significant volume of deep water and the difficulty of sampling and retrieving biological specimens, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be, completely and definitively known. For the same reasons, it may also not be possible to definitively say whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known whether the risk of biodiversity loss in the CCZ could be eliminated through setting aside large representative areas of CCZ under protection (13 areas currently set aside by ISA covering 43% of the CCZ) or reduced through mitigation strategies inside operating areas or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures, such as leaving behind 15% of nodule cover (by mass) and setting aside no-take zones, would aid recruitment and recovery of nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

While we intend to collect seafloor polymetallic nodules in a way that mitigates and reduces potential damage to the seafloor, marine life and ecosystem function, we do not know whether the ISA or any other regulatory body will seek to impose onerous methods for the restoration of the disturbed area or rehabilitation obligations on our collecting process. Any such obligations, to the extent they are overly burdensome, could result in material changes to our business as currently contemplated.

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

The EMMP will also be submitted to the ISA for approval as part of the ISA Exploitation Contract application. There are no guarantees that the ISA will evaluate any exploitation contract application by our subsidiaries in a timely manner, and even if the ISA does timely evaluate such applications(s), such subsidiary may be required to submit a supplementary EIS before being approved. This may result in delays that could impact our projected timeframe. Furthermore, in the event that the ISA evaluates and approves an application in a timely manner, any aspect of such application and approval theoretically could be subject to legal challenges which could result in further delays that could detrimentally impact our business. For example, certain conservation groups have called for a ten-year moratorium on all deep-sea mineral exploration and exploitation activities. While this agenda does not appear to have directly impacted the development of proposed Final Regulations and Standards and Guidelines by the ISA, any such moratorium would have a material adverse effect on our business.

The environmental permitting process, which includes considerations of the impacts of our activities on the biodiversity of the CCZ, is expected to involve a series of checks and balances with reviews being conducted by the ISA, including technical evaluations by the ISA Secretariat and the Legal and Technical Commission (the “LTC”). The recommendations of the LTC will then go before the ISA Council (“Council”), a core policy-making body of the ISA, which will then review and, if it deems appropriate, approve the contractor’s application. It would require a two-thirds majority of the Council to reject a development proposal that is recommended to it by the LTC. There are no assurances that the work our subsidiaries have done to date, or their contemplated future operations will satisfy the final environmental rules and regulations adopted by the ISA, and any future changes could delay the timing of such submissions to the ISA or our subsidiaries operations more generally, which could have a material adverse effect on our business. Sponsoring State approvals and permits are currently and may in future be required in connection with our operations. To the extent such approvals are required and not obtained, our subsidiaries may be curtailed or prohibited from proceeding with planned exploration or development of mineral properties. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in collection operations may be required to compensate those suffering loss or damage by reason of the collection activities and may have civil or criminal fines or penalties imposed for violations of applicable laws and regulations.

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

II.Resource and Market Risks.

The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.

The grades and abundances of the seafloor polymetallic nodule deposits that we intend to develop and commercialize are estimates that may prove to be inaccurate. While limited samples have been collected and analyzed, there are no guarantees that our estimates of quality will hold true with respect to the polymetallic nodule deposits that we are able to collect from the seafloor. Actual nodule grades and abundances may vary from our estimates, which could have a material adverse impact on our projections for future revenues, cash flows, royalties, and development and operating expenditures.

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

No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our offshore collection and recovery methods and the equipment that we intend to utilize during this process may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such subsea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production pilot collection system test in which a collector vehicle, a riser and lift system and surface production vessel will be tested. Although we expect the pilot collection system test to be successful, there can be no assurance that it will be, or that their technology will eventually be adequate for full scale commercial production.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of the Project Zero System. NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero System into production currently. The parties intend to detail and revise these cost estimates in the definitive agreement contemplated by the non-binding term sheet, which the parties expect to enter into no later than December 31, 2022, following the completion of the pilot collection tests. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all and hence, we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our offshore collection and onshore processing and refining objectives.

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

The estimation of mineral reserves and mineral resources is an iterative process and is, at times, partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, experience, statistical analysis of data and industry practices. Valid estimates made at a given time may significantly change when new information becomes available.

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

In addition, inferred mineral resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. You should not assume that any part of an inferred mineral resource will be upgraded to a higher category or that any of the mineral resources will be reclassified as mineral reserves. Currently 97% of the NORI Area D resource is classified into indicated and measured categories.

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

No deep-sea polymetallic properties in the CCZ that have been identified have as of today been developed into production. Exploration and exploitation risks exist in the discovery, location, definition and recovery of seafloor polymetallic nodule deposits. Given that no seafloor polymetallic nodule deposit has ever been commercially developed, such risks may have a material impact on our ability to accomplish our objectives. Operations may be affected by the availability of suitable vessels and equipment, prevailing sea conditions, changes in meteorological conditions and climate change, currents close to the seafloor and throughout the water column, recovery of materials sampled, lack of experience in delineating deposits, or unsuitability of equipment for recovering such material in prevailing conditions. Substantial expenditures are required to establish mineral reserves, to develop metallurgical processes, and to construct collection and transportation vessels, and we will be required to rely upon the expertise of consultants and others for exploration, development, construction and operational knowhow, and such consultants and third parties may not always be available to support our operations. If we are not able to obtain such expertise or identify alternative sources of expertise, our operations and financial results will be negatively impacted.

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

We base our estimates of polymetallic nodule deposits on engineering, economic, and geological data assembled and analyzed by outside firms, which are reviewed by third-party expert consultants including engineers and geologists. Such estimates, however, are necessarily imprecise and depend to some extent on professional interpretation, including statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of the polymetallic nodules that we intend to collect and the costs associated therewith, including many factors beyond our control. Estimates of economically recoverable minerals necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

●	environmental, geological, geotechnical, collecting and processing conditions that may not be fully identified by available data or that may differ from experience;
●	changes to the strategic approach to collecting and processing, which will depend in large part on market demand, corporate strategy and other prevailing economic and financial conditions;
●	assumptions concerning future prices of products (including, most notably, battery metals and manganese ore) foreign exchange rates, production rates, process recovery rates, transportation costs, operating costs, capital costs and reclamation costs; and
●	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies and foreign government policies relating to our collecting of the mineral resources from our contract areas.

Uncertainty in estimates related to the availability of polymetallic nodules could result in lower-than-expected revenues and higher than expected costs or a shortened estimated life for our projects. Fluctuations in factors out of our control such as changes in future product pricing, foreign government policies and foreign exchange rates can have a significant impact on the estimates of mineral resources and reserves and can result in significant changes in the quantum of our resources and/or reserves period-to-period.

We operate in a competitive industry, and there are no assurances that our efforts will be successful.

The battery metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. In addition to three contracts held by TMC’s subsidiaries and partners, 16 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules. If and when they move into the exploitation phase, each of these contract-holders could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Some of these contract holders may possess greater financial and/or technical resources. Furthermore, several nation states are working on developing polymetallic nodule resources inside their EEZs, with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022.  There is increasing competition from new and existing marine mineral players for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. There is a risk that competitors may find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.

The profitability of our nodule collection operations is significantly affected by changes in the market price of battery metals (nickel, copper and cobalt) and manganese ores and the cost of power, natural gas, coal, marine fuels, among other commodities and supply requirements. Prices of such metals are affected by numerous factors beyond our control, including: military conflict; prevailing interest rates and returns on other asset classes; expectations regarding inflation, monetary policy and currency values; speculation; governmental and exchange decisions regarding the disposal of metal stockpiles; political and economic conditions; available supplies of battery metals from mine production, inventories and recycled metal; sales by holders and producers of battery metals; and demand for products containing nickel, manganese, copper and cobalt. The price of nickel, manganese, copper, cobalt and other minerals and natural gas has fluctuated widely in recent years. Depending on the prevailing price of nickel, manganese, copper, and cobalt, and the cost of power, natural gas, chemical reagents, marine fuels, cash flow from our metal production operations may not be sufficient to cover our operating costs or the costs to service any outstanding debt. In addition, our proposed full scale production plans would involve placing a large percentage of global manganese production in the market, and we may be constrained in our ability to sell such large volumes, or such production may negatively impact the market price of manganese, which would, in either case, negatively impact our overall economic position.

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

We will be producing a novel manganese silicate product which does not yet have recognition in the marketplace with customers. Metallurgical testwork, market studies by CRU International Limited and initial engagement with customers indicate that this manganese silicate product will be a premium product with high value in use as an input into silicomanganese alloy production that we believe will receive strong market acceptance. However, mineral processing industries may be slow to change feed stocks and suppliers, even in the face of potential advantages.

Additionally, manganese silicate is not a conventional mineral product and may require additional approvals for export and import from our processing facilities to our future customers.

Our ability to generate revenue will be diminished if we are unable to compete with substitutions for the minerals that we intend to process.

Technology changes rapidly in the industries and end markets that utilize our materials. If these industries introduce new technologies or products that no longer require the metals that we intend to collect and process, or if suitable substitutes become available, it could result in a decline in demand for our metal products. If the demand for our metal products decreases, it will have a material adverse effect on our business and the results of our operations and financial condition.

III.Social License and Public Perceptions Risks.

Negative perceptions related to the offshore collection of polymetallic nodules could have a material adverse effect on our business.

There exist certain negative perceptions related to acquiring metals produced from deep-sea minerals. Some companies in the EV supply chain have recently expressed reservations about using battery metals derived from deep-sea minerals (including polymetallic nodules), pending more research on the impacts of deep-sea mineral extraction operations on marine biodiversity and ecosystem function. If this position gains broad traction by governments and commercial customers alike in relation to battery metals sourced from polymetallic nodules, it could have a material impact on our business and operations.

Reduced growth in the adoption of electric vehicles by consumers may change our strategy and our business and operating results may be impacted.

Given that we have focused part of our operating plan on the sale of nodule-derived battery metals into the EV supply chain, our growth may be affected by the adoption by consumers of electric vehicles. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. While it has been projected that demand for such electric vehicles will surge over time, if the market for electric vehicles does not develop as we expect, or develops more slowly than we expect, our business and operating results may be impacted.

We and our partners may be adversely impacted by pressure and lobbying from non-governmental organizations.

Like other businesses that operate in the resources industry, our company, and our partners, are subject to pressure and lobbying from non-governmental organizations, particularly with respect to environmental concerns, including impacts on the deep-sea environment. There is a risk that the demands and actions of such non-governmental organizations may cause significant disruption to our business, which could have a material adverse effect on our operations and financial condition. It is possible that direct action from environmental groups could physically impact ongoing operation during exploration, project development and commercial operations.

IV.    Offshore and Onshore Technology Risks and Operational Risks.

Offshore collection and onshore processing and refining operations pose inherent risks and costs that may negatively impact our business.

Offshore collection and onshore processing and refining operations involve many hazards and uncertainties, including, among others:

●	technical and operational challenges in the offshore collection operations and scaling up of such operations;
●	challenges in transferring nodules to transport vessels and delivering nodules to port;
●	industrial accidents;
●	unusual and unexpected maritime conditions;
●	unexpected seafloor conditions;
●	onshore metallurgical or other processing problems;
●	unexpected environmental conditions, including contamination or leakage;
●	periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;
●	fire;
●	piracy and disruptive action by non-governmental actors opposed to deep-sea mineral extraction;
●	organized labor disputes or work slowdowns;
●	mechanical equipment failure and facility performance problems;
●	the availability of financing, market demand, critical technology and equipment, and skilled labor; and
●	the inability of suppliers to provide key process inputs like electricity, gas, coal and processing reagents on a timely basis at the prices that have been forecast.

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

In conducting our business, we will rely on continuing existing strategic relationships as well as new relationships in a variety of disciplines, including the offshore equipment and services industries, the onshore mineral processing industry, and others involved in the mineral exploration industry. We will also need to continue to develop new relationships with third-party contractors, as well as with certain regulatory and governmental departments.

For example, we have been working with Hatch, a global engineering, project management, and professional services firm, to develop onshore processing technology for the production of readily saleable copper and manganese products, as well as products such as high-grade nickel and cobalt sulfates for the electric vehicle battery markets. In connection therewith, Hatch has developed a near-zero solid waste flowsheet. We are also party to certain agreements with Allseas, pursuant to which, among other things, Allseas has agreed to design, engineer and construct an integrated offshore collection system to collect nodules from NORI Areas, and to assist with shipping efforts thereafter. Allseas is contractually required to develop a test system to demonstrate this capability, but it is not certain that Allseas will convert, or will be able to convert such system into a full-scale commercial operation or that we will reach contractual terms with Allseas for such commercial arrangements. If we are unable to enter into definitive agreements with Allseas for the use of its technology for the collection, transport and commercial production of polymetallic nodules, it will have a material adverse effect on our business.

There can be no assurance that we will be able to continue to maintain and develop our existing relationships, or that we will be able to form the new relationships that are required for our business to be successful. For example, our agreement with Maersk to provide marine cruises and management services expired in January 2022, following the completion of the NORI Area D baseline campaigns. We have solicited proposals from third parties to provide a survey vessel and specialized services required to support the implementation of the collector test monitoring survey planned for 2022. However, there can be no assurance that we will be able to secure an agreement with a third party for a new survey vessel on acceptable terms or at all.

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

Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.

Our subsidiaries will need to rely on high-value equipment for the offshore collection and transport of materials. Much of this equipment, particularly as it pertains to subsea engineering and recovery systems, has yet to have completion of engineering, and has not been constructed and fully tested, and may not be suitable or may prove unreliable, and may not be delivered to us on a timely basis, thereby delaying our contemplated timetable. Moreover, our future needs with respect to subsea engineering and recovery systems have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance associated with the necessary equipment is currently unknown. There can be no guarantees that the necessary subsea engineering and recovery systems can be developed, or if developed, that such systems will be deployable in an economically viable manner. Any equipment downtime or delayed mobilization of equipment may impact operations. Additionally, as we launch exploration, collection, and development initiatives, our subsidiaries may need to compete for the availability of suitable vessels and equipment, even though we have a close commercial relationship with our partners, there is a risk that certain vessels and equipment will be under long-term charter and will thus not be available to them when needed, if at all.

The polymetallic nodules that we may recover will require specialized onshore processing and refining, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.

The polymetallic nodules that our subsidiaries may collect, contain several base metals in varying concentrations, which will require processing and refining in metallurgical plants. To date, no nodules have been processed and refined into metal products commercially, and there is a risk that such processing and refining may not be economically viable and/or that the nodules will contain elements or compounds that would render them unsuitable for selected processing and refining flowsheet.

While Hatch, a global engineering, project management, and professional services firm, has helped us to develop a processing flowsheet with near-zero solid waste and is working with us on a pilot plant program, the actual percentage recovery of metals may vary significantly from that forecast, and we are in the process of conducting a pilot scale metallurgical test-work program to determine our ability to expand such program into a full operational system.

Should our offshore nodule collection plans become successful, we intend to develop onshore processing plants or partner with existing onshore processing partners. Furthermore, our future needs with respect to such processing plants have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance of such plants is currently uncertain. While we believe that we have identified specific sites for the potential construction of such plants (based on factors such as proximity to deep-water ports, cost access to renewable electric power and natural gas, and proximity to customers), there is a risk that we will be unable to secure one or more of these sites on suitable terms. In the event that we are unable to secure one or more of the sites we have identified, or if construction delays impact our ability to develop one or more of such sites, our ability to process polymetallic nodules would be detrimentally impacted. Additionally, there can be no guarantees that such plants can be developed, or if developed, that such plants will perform in an economically viable manner or provide the projected metal recovery rates at the estimated project capital and operating costs, which could impact projections for our future revenues, cash flows, royalties, and development and operating expenditures.

We have identified potential tolling facilities to process nodules into two products, manganese silicate and copper-nickel-cobalt alloy, or matte and developed a marketing strategy to place the latter products into existing smelting and refining facilities. There is no guarantee that these facilities will be available at the required times or that we would be able to secure them at commercially attractive rates. Additionally, even if we are able to secure appropriate processing facilities (either through ground-up construction or tolling arrangements), there is no guarantee that we will be able to provide them with the required nodule feedstocks at the required times. Accordingly, the timing in which we expand our operations may vary depending on geological, operational and financial developments, in addition to regulatory approvals from the ISA, among other factors, and these may impact our revenue and financial performance.

Our exploration and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.

Deep-sea mineral exploration and collection activities are inherently difficult and dangerous and may be delayed or suspended by severe weather events, sea conditions or other natural hazards, including volcanos, storms, hurricanes, tsunamis and unpredictable weather patterns. In addition, even though sea conditions in a particular location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. Nodule collection activities may be subject to interruptions resulting from weather and related marine conditions that adversely affect our collection operations or the ports of delivery, and any such delays could have a material adverse effect on our business.

Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply polymetallic nodules, processed minerals or products to our customers, which could adversely affect our results of operations.

Once our subsidiaries have been able to successfully collect the polymetallic nodules, they will be required to transport them to onshore facilities for processing. Furthermore, once they have reached a point of commercialization, we will need to transport our products to our future customers, wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargos, sanctions, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, vessel groundings inhibiting access to key navigation routes, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.

The actual operating costs of our subsidiaries to collect polymetallic nodules, transport, process and refine such nodules commercially will depend upon changes in the availability of financing or partners who undertake capital developments in partnership with us, and prices of labor, equipment and infrastructure, shipping costs, variances in ore recovery from those currently assumed, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement prepared by AMC and filed as exhibits to this Annual Report on Form 10-K. As a result of higher capital and operating costs, our financing ability may be impacted, and this may be further affected by lower commodity prices in the international markets that could impact production or economic returns which may differ significantly from those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement and there can be no assurance that any of our development activities will result in profitable operations.

We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. NORI currently intends to explore and collect mineral resources in the NORI areas identified in the exploration contract executed by NORI with the ISA, and we hope to expand such operations if viable in certain other parts of the CCZ, including by TOML in the TOML areas identified in the exploration contract executed between TOML and the ISA and DGE in the Marawa areas identified in the exploration contract executed by Marawa with the ISA. Although NORI expects to achieve early-stage commercial production for the NORI Area D on or around 2024, there can be no assurance that it will be able to commercially develop these properties or that it will be able to generate profits in the future.

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

A work stoppage by any of the third parties providing services in connection with our operations or those of our strategic partners (such as for onshore or offshore operations) could significantly disrupt our activities, reduce our future revenues and materially adversely affect our results of operations.

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

Our growth will depend on our ability to execute on our plans and expand our operations and controls while maintaining effective cost controls.

Deep-sea exploration, nodule collection, and processing is an emerging industry, and our ability to implement our strategy requires effective planning and management control systems. Our plans may place a significant strain on our management and on our operational, financial and personnel resources. As such, our future growth and prospects will depend on our ability to manage this growth and to continue to expand and improve operational, financial and management information and quality control systems on a timely basis, while at the same time maintaining effective cost controls. Any failure to expand and improve operational, financial and management information and quality control systems in line with our growth could have a material adverse effect on our business, financial condition and results of operations. There are also risks associated with establishing and maintaining systems of internal controls.

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

The current COVID-19 pandemic has materially impacted the global economy and commodity and financial markets. The full extent and impact of the COVID-19 pandemic is unknown and to date has included, among other things, extreme volatility in financial markets, a slowdown in economic activity, volatility in commodity prices, strained supply chains, and an increased possibility of a global recession. The response to COVID-19 has led to significant restrictions on travel, temporary business closures, quarantines, global stock market volatility and a general reduction in consumer activity and sentiment, globally. The outbreak has affected our business and operations and may continue to do so by, among others, increasing the cost of operations and reducing employee productivity, limiting travel of our personnel, adversely affecting the health and welfare of our personnel, or preventing or delaying important third-party service providers from performing normal and contracted activities crucial to the operation of our business.

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

As at December 31, 2021, we had 225,432,493 common shares and 24,500,000 warrants to acquire common shares issued and outstanding. In addition, the Allseas Warrant is exercisable for up to 11,600,000 common shares subject to the terms and conditions thereof. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 25,669,681common shares are reserved for issuance under the TMC Incentive Equity Plan, including 987,295 shares added to the plan in January 2022 pursuant to the plan’s evergreen provision, subject to adjustment in certain events. In addition, up to 136,239,964 common shares, subject to adjustment in certain events, may be issued to the holders of special shares and holders of options underlying special shares upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any common shares issued, including in connection with the exercise of warrants, upon conversion of the Special Shares or under the TMC Incentive Equity Plan, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

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

Our outstanding warrants have become exercisable for our common shares beginning on October 9, 2021, which if exercised, will increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

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

In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in the Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three-month period ended March 31, 2021 and six-month period ended June 30, 2021. For further detail regarding the restatement, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Quarterly Financial Statements” and Part II, Item 4 “Controls and Procedures” included in the Quarterly Report on Form 10-Q filed on November 15, 2021. These misstatements resulted in the Company having to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources. We have taken the following remediation measures to date:

●	appointed a Chief Financial Officer and Chief Accounting Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	until we have the full complement of accounting staff in place, we are utilizing experienced and competent contract accountants to supplement our internal accounting team;
●	developed a plan to bring our finance and accounting function in-house and are nearing completion of the transition from our outsourced accounting service provider;
●	evaluated the accounting impacts of all new contracts and arrangements through a detailed analysis against accounting standards and technical interpretations;
●	performed a thorough analysis of key issues to be addressed, have prioritized these issues and we are now in the process of addressing these issues;
●	began a project to design and implement robust controls over all our key processes and address all key company risks; and
●	started adding formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

In response to the material weaknesses, we have expended, and will continue to expend, a substantial amount of effort and resources to improve the internal controls environment, particularly those over financial reporting. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. The material weaknesses will not be considered remediated until sufficient time has elapsed to provide sufficient sample evidence that the newly designed and implemented controls are operating effectively. This is no assurance that these initiatives will ultimately have the intended effects. Although much progress has been achieved with the implementation of the above remediation measures, the material weaknesses were not fully remediated as of December 31, 2021.

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

We have restated our financial statements as of and for the three-month period ended March 31, 2021, and as of and for the six-month period ended June 30, 2021 in the unaudited condensed financial statements included in our Quarterly Report on Form 10-Q filed on November 15, 2021 as a result of deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions.

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

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives alleging that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and certain defendants violated Section 20(a) of the Exchange Act by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. See Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for additional information about this lawsuit. Although we deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit, there is no assurance that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. Additionally, this and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We expected to receive approximately $330 million of proceeds in the private placement that closed on September 9, 2021 in connection with the closing of the Business Combination (the “PIPE Financing”) but only received $110.3 million (net of transactions costs) due to two investors that failed to fulfill their funding obligations under their subscription agreements with us with respect to the PIPE Financing. We have initiated litigation against the two non-performing investors in order to enforce the funding obligations. There can be no assurances, however, that we will be successful in our efforts against these investors.

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

There are currently outstanding an aggregate of 24,500,000 warrants to acquire our common shares (not including the Allseas Warrant), which comprise 9,500,000 Private Warrants initially issued in connection with SOAC’s initial public offering, which were transferred to permitted transferees of the initial holders thereof, and 15,000,000 Public Warrants. Each of our outstanding whole warrants is exercisable commencing on October 9, 2021, for one common share in accordance with its terms. Therefore, as of December 31, 2021, if we assume that each outstanding whole warrant is exercised and one common share is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 24,500,000 shares, with approximately $281.8 million paid to us to exercise the warrants.

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

The continuing exploration and development of the NORI, TOML and Marawa contract areas may depend upon our ability to obtain dilutive and/or non-dilutive financing through debt financing, equity financing, joint ventures, or other means. Additionally, the actual amount of capital raised for our projects may vary materially from our current estimates, which could require that we raise additional funds. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated. We will not initially have any producing properties and will have no source of significant operating cash flow until 2024 at the earliest. There is no precedent for projects like ours, and therefore, debt financing may not be available in commercially available terms, or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. There can be no certainty that capital will be available to us on acceptable terms.

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

An active trading market for our securities may not be sustained. In addition, the price of our securities could fluctuate significantly for various reasons, many of which are outside our control, such as our stock performance, large purchases or sales of our common shares, legislative changes and general economic, political or regulatory conditions. The release of our financial results may also cause our share price to vary. The continued existence of an active trading market for our securities will depend to a significant extent on our ability to continue to meet Nasdaq’s listing requirements, which we may be unable to accomplish.

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

As at December 31, 2021, we had 225,432,493 common shares and 24,500,000 Warrants to acquire common shares issued and outstanding. In addition, the Allseas Warrant is exercisable for up to 11,600,000 Common Shares subject to the terms and conditions thereof. All of our public shares are freely transferable (subject to any contractual lock-up agreements), except for common shares issued in connection with the PIPE and any shares held by our and legacy DeepGreen’s “affiliates,” as that term is defined in Rule 144 under the Securities Act. Our common shares issued to Sustainable Opportunities Holdings LLC (“Sponsor”) now held by its permitted transferees and the independent directors of SOAC in exchange for their founder shares are subject to certain contractual lock-up agreements. In addition, the initial 180-day lock-up period following the close of the Business Combination recently expired allowing additional shares to become eligible to be sold in the public market. Further, up to 77,277,244 common shares may be issued to the holders upon conversion of the Special Shares if certain price thresholds are met and such common shares could be sold in the public market. Sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our common shares.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us on such terms so long as they are held by permitted transferees.

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

We may be classified as a passive foreign investment company, or PFIC, in any taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our initial assessment, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2021. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, this is a factual determination that must be made annually after the close of each taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares or Public Warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder and such holders may be subject to additional reporting requirements. See “U.S. Federal Income Tax Considerations — Tax Consequences of Ownership and Disposition of Public Shares and Public Warrants — Passive Foreign Investment Company Rules” included in our registration statement on Form S-1 filed with the SEC on October 7, 2021 for a more detailed discussion with respect to our PFIC status and the application of the PFIC rules. U.S. Holders of our common shares and Public Warrants are urged to consult their tax advisors regarding the application of the PFIC rules to them.

Canadian law and our Notice and Articles contain certain provisions, including anti-takeover provisions that limit the ability of shareholders to take certain actions and could delay or discourage takeover attempts that shareholders may consider favorable.

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

The TMC Notice of Articles and Articles will also permit us to issue an unlimited number of preferred shares, issuable in series and, subject to the requirements of the BCBCA, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine, and which may be superior to those of the common shares. The issuance of preferred shares could, among other things, have the effect of delaying, deferring or preventing a change in control and might adversely affect the market price of the common shares. Subject to the provisions of the BCBCA and the Nasdaq, we will not be required to obtain the approval of the holders of common shares for the issuance of preferred shares or to determine the maximum number of shares of each series of preferred shares, create an identifying name for each series and attach such special rights or restrictions as our board of directors may determine.

As a company incorporated in British Columbia with some of our directors and officers residing outside of the U.S., it may be difficult for investors in the U.S. to enforce civil liabilities against us based solely upon the federal securities laws of the U.S.

We are incorporated under the laws of British Columbia with our registered office located in British Columbia, Canada. Many of our directors and officers reside outside of the U.S. and all or a substantial portion of our assets and those of such persons are located outside the U.S. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon us or our directors or officers who are not residents of the U.S., or to realize in the U.S. upon judgments of courts of the U.S. predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue-sky laws of any state within the U.S. or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue-sky laws.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

NORI Contract Area

The information that follows relating to the NORI Contract Area of the CCZ is derived, for the most part, from, and in some instances is an extract from, the NORI Technical Report Summary prepared in compliance with the SEC Mining Rules. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the NORI Technical Report Summary, which has been filed as Exhibit 96.1 to this Annual Report on Form 10-K. The NORI Technical Report Summary is incorporated herein by reference and made a part hereof. In the event that we determine that any modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The NORI Contract Area is an exploration stage property.

Location of the NORI Area and access

The NORI Contract Area is located within the CCZ of the northeast Pacific Ocean. The CCZ is located in international waters between Hawaii and Mexico. The western-end of the CCZ is approximately 1,000 km south of the Hawaiian island group. From here, the CCZ extends almost 5,000 km east-northeast, in an approximately 600 km wide trend, with the eastern limits approximately 2,000 km west of southern Mexico. The region is well-located to ship nodules to the American continent or across the Pacific to Asian markets. The NORI Contract Area comprises four separate blocks (A, B, C and D) in the CCZ with a combined area of 74,830 km2.

NORI Contract Area extents

	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
	Latitude	Latitude	Longitude	Longitude	UTM X	UTM X	UTM Y	UTM Y	UTM
Area	(DD)	(DD)	(DD)	(DD)	(m)	(m)	(m)	(m)	Zone
A	11.5000	13.0000	(134.5830)	(133.8330)	545,220.4	627,276.0	1,271,339	1,437,255	8
B	13.5801	14.0000	(134.0000)	(133.2000)	607,995.7	694,759.8	1,501,590	1,548,425	8
C	12.0000	14.9350	(123.0000)	(120.5000)	500,000.0	769,458.3	1,326,941	1,652,649	10
D	9.8950	11.0833	(117.8167)	(116.0667)	410,465.2	602,326.1	1,093,913	1,225,353	11

DD — Decimal degrees, UTM — Universal Transverse Mercator map projection

As the CCZ deposit does not include any habitable land and is not near coastal waters, there is no requirement to negotiate access rights from landowners for seafloor collection operations. All personnel and material will be transported to the project area by ship.

See Section 3 of the NORI Technical Report Summary for further specific information of the location of the NORI Contract Area.

Tenements and permits

See Business-Government Regulations-The NORI Exploration Contract, Business-Government Regulations-The NORI Sponsorship Agreement and Business-Government Regulations- International Seabed Authority above for information related to tenements and permits in the NORI Contract Area.

NORI obligations and sponsorship

See Business-Government Regulations-The NORI Exploration Contract, Business-Government Regulations-The NORI Sponsorship Agreement above for information related to this agreement in the NORI Contract Area.

Royalties and taxes

See Business -Government Regulations-Royalties and taxes above for information with respect to our obligations for royalties and taxes in the NORI Contract Area.

History of previous exploration activities in the NORI Contract Area

Prior to the implementation of UNCLOS, many offshore exploration campaigns were completed by international organizations and consortia. A number of at-sea trial collection operations were successfully carried out in the CCZ in the 1970s to test potential collection concepts. These system tests evaluated the performance of self-propelled and several towed collection devices, along with submersible pumps and airlift technology for lifting the nodules from the deep ocean floor to the support vessel. Certain pioneer investors include those entities that carried out substantial exploration in the CCZ prior to the entry into force of UNCLOS, as well as those entities that inherited such exploration data.

NORI Area D was originally explored by Arbeitsgemeinschaft Meerestechnisch Rohstoffe (“AMR”). AMR subsequently joined Ocean Management Inc. (“OMI”). The OMI consortium comprised Inco Ltd (Canada), AMR (Federal Republic of Germany), SEDCO Inc. (US), and Deep Ocean Mining Co. Ltd (Japan). OMI completed a successful trial collection operation in 1978. Hydraulic pumps, an air lift system, and towed collectors were tested in approximately 4,500 m of water. Approximately 800 tonnes of nodules were recovered.

Kennecott consortium (now a division of Rio Tinto) first became seriously interested in seafloor polymetallic nodules in 1962 (Agarwal et al. 1979). In the 1970s, Kennecott developed and tested components and subsystems of a seafloor collection system, and also carried out significant polymetallic nodule metallurgical processing test work.

Using a different system to OMI, Ocean Mining Associates recovered approximately 500 tonnes of nodules during its trial collection in the 1970s.

Between 1969 and 1974, Deepsea Ventures Inc. carried out 16 survey cruises of three to four weeks’ duration each, to define the extent of the polymetallic nodule deposit discovered by them in 1969 in the CCZ. As reported by Deepsea Ventures Inc.:

“These activities included the taking of some 294 discrete samples, including the bulk dredging of some 164 tons of manganese nodules from some 263 dredge stations, 28 core stations and three grab sample stations, cutting of some 28 cores, approximately 1000 lineal miles of survey of seafloor recorded by television and still photography, etc. As a result, the deposit of nodules identified with the discovery has been proved to extend generally throughout the entire area (American Society of International Law, 1975).”

Also active in the CCZ was the Ocean Minerals Company (“OMCO”), comprising Amoco Minerals Co. (United States), Lockheed Missiles and Space Company Inc. (United States), Billiton International Metals BV, and dredging company Bos Kalis Westminster (Netherlands). In a program lasting 16 years, OMCO collected thousands of free-fall grab and box core samples of nodules from its claim area and carried out trial collection operations. Lockheed’s design efforts resulted in over 80 patents, a seafloor production system that consisted of a remote-controlled collector and crusher, a seafloor to surface slurry riser system, the first industrial-scale dynamic positioning system for a vessel, and a metallurgical processing plant.

Upon making an application, the pioneer investors were required to submit sufficient data and information to enable designation of a reserved area based on the estimated commercial value. These sample data provide the basis of a database held by the ISA and were used initially to define the areas of the NORI application.

See Section 5 of the NORI Technical Report Summary for further specific information of the history of previous exploration of the NORI Contract Area.

Geology and sampling

Seafloor polymetallic nodules occur in all oceans, but the CCZ hosts a relatively high abundance of high Ni and Cu grade nodules. The CCZ seafloor forms part of the Abyssal Plains, which are the largest physiographic province on Earth.

The average depth of the seafloor in the Project Area is 3,800 to 4,200 m. Overall, the seafloor slopes at approximately 0.57˚ (1 m per km) but the Abyssal Plains are traversed by ridges, with amplitude of 50 to 300 m (maximum 1,000 m) and wavelength of 1 to 10 km. The Abyssal Plains are punctuated by extinct volcanoes rising 500 to 2,000 m above the seafloor.

Seafloor polymetallic nodules rest on the seafloor at the seawater — sediment interface. Such nodules are composed of nuclei and concentric layers of manganese and iron hydroxides and are formed by precipitation of metals from the surrounding seawater and sediment pore waters. Nickel, cobalt and copper are also precipitated and occur within the structure of the manganese and iron minerals.

Nodules are abundant in abyssal areas with oxygenated bottom waters and low sedimentation rates (less than 10 cm per thousand years). Nodules generally range from about 1 to 12 cm in their longest dimension. Nodules of 1 to 5 cm are typically the most common in NORI Area D, where they have been classified as Type 1 nodules.

The specific conditions of the CCZ (water depth, latitude, and seafloor sediment type) are considered to be the key controls for the formation of polymetallic nodules.

Information on the mineralization within NORI Area D comprises a combination of sampling undertaken by NORI as well as free-fall grab sampler (“FFG”) and box core sampler (“BC”) data supplied by the ISA at the time of the NORI application and also supplied by the ISA to NORI in 2012. Additional regional data, assembled by the ISA as part of its Geological Model Project during 2008 to 2010 (“ISA 2010”), are available. The data provide significant coverage over NORI Area D and indicate a high abundance of nodules in this region, as has been confirmed by NORI’s exploration.

During the 2018 NORI campaign, 91% of nodules sampled were situated at surface. These include nodules on the surface and nodules with their top surfaces in the upper 1 cm of sediment. A few nodules were found at depth; most of these were usually clustered around the edges of the box core and are considered to have been pushed below surface by the box coring process. Significant nodule abundance below surface was only recorded in one out of 45 samples. The nodules vary in abundance, in some cases touching one another and covering more than 70% of the seafloor. They can occur at any depth, but the highest concentrations have been found on abyssal plains between 4,000 and 6,000 mbsl. Data analysis in Section 9 of the NORI Technical Report Summary shows that nodule abundance variability is significantly higher than metal grades, suggesting that abundance estimation will be the key variable in mineral resource estimation.

NORI completed offshore exploration campaigns in 2012, 2013, 2018, 2019 and 2020. During these campaigns a variety of data was collected including:

●	bathymetric mapping of most of NORI Areas A, B and C and all of NORI Area D using a hull-mounted Kongsberg Simrad EM120 12 kHz, full-ocean depth multibeam echo-sounding system (MBES). This system also provided backscatter data with which seafloor characteristics could be interpreted;
●	detailed seafloor survey work with an autonomous underwater vehicle (AUV), utilizing an MBES, Side Scan Sonar (SSS), Sub-Bottom Profiler (SBP), and camera payload; and
●	a total of 252 box core samples collected using a 0.75 m2 box corer, mainly on a 10 km by 10 km square grid were used for resource evaluation.

The nodules in the box cores were collected, and their characteristics measured and recorded in detail. Samples of nodules were collected in duplicate and assayed at two reputable, well-qualified laboratories: ALS and Bureau Veritas. Certified reference material, and blank samples were inserted to provide additional levels of quality control. No significant issues were identified with the assay results.

The backscatter data and the sidescan sonar and seafloor photography indicate strong continuity of nodule abundance across NORI Area D. There is a clear relationship between nodule long axis length and nodule weight and therefore it is possible to estimate nodule abundance from photographs. Several estimation techniques were tested, and methodologies were developed that are suitable for closely-packed (Type 1) and less closely-packed (Type 2 and 3) nodules.

For more information about the NORI exploration campaigns in 2012, 2013, 2018, 2019 and 2020, see Section 7 of the NORI Technical Report Summary.

Mineral resource estimate

The mineral resource was classified on the basis of the quality and uncertainty of the sample data and sample spacing, in accordance with the definitions of “inferred mineral resource,” “indicated mineral resource” and “measured mineral resource” under the SEC Mining Rules.

Mineral resources were estimated using a two-dimensional block model. Estimates of nodule abundance and nickel, manganese, cobalt, and copper grades were performed using kriging. A variety of methods was used to validate the estimates, including conditional simulation. The estimates of nodule abundance were used to calculate the tonnage of the mineral resources.

The bathymetric mapping enabled the interpretation of parts of seafloor that are possibly too steep for recovery of nodules using the systems considered by the NORI Technical Report Summary. Seafloor areas with slopes steeper than 6° were excised from the mineral resource estimate.

The measured mineral resource was assigned to the area within NORI Area D where box-core sampling was conducted on a nominal 7 km by 7 km spacing and infilled with estimates of nodule abundance from seafloor photography to a spacing of 3.5 km by 3.5 km.

The indicated mineral resource was assigned to the area within NORI Area D where box-core sampling was conducted on a nominal spacing of 7 km by 7 km or 10 km by 10 km but without additional photo-estimates of nodule abundance.

The inferred mineral resource was assigned to the areas of abyssal plain in the southeast corner of NORI Area D that are largely unsampled. The volcanic high in the southeast corner was excluded from the mineral resource estimate due to the high level of uncertainty about nodule abundance and grades in this domain.

The mineral resource estimate for NORI Area D at a 4 kg/m2 abundance cut-off is set forth below. This cut-off is derived from the estimates of costs and revenues presented in the NORI Technical Report Summary, generalized as follows: 1.7 Mt minimum annual tonnage mined; $0.25 million/km2 for offshore operating costs; 1,036 km2 collected area processed; $95/dry tonne for transport costs; $119/dry tonne for processing costs; $15/dry tonne for corporate, general and administrative costs; $33/dry tonne for ISA and state royalties; 95% recovery of nickel at an assumed price of nickel metal $16,472/t; 86% recovery of copper at an assumed price of $6,872/t copper metal; 77% recovery of cobalt at an assumed price of $46,333/t cobalt metal; and 99% recovery of manganese at an assumed price of $4.50/dmtu manganese in manganese silicate. The method of calculation for the cut-off determines the minimum average nodule abundance needed during steady state operations such that the revenue minus costs (excluding capital) is greater than zero. Revenue includes metal pricing and metallurgical processing recoveries, and the costs include the collection, transport, processing, corporate costs and royalties.

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2021 as none of the mineral resources in these areas were depleted by mining or any other activities.

NORI December 31, 2021 and December 31, 2020 In-Situ Mineral Resource estimate for NORI Area D at 4 kg/m2 abundance cut-off

		Tonnes	Abundance	Nickel	Copper	Cobalt	Manganese	Silicon
NORI Area	Category	(Mt (wet))	(wet kg/m2)	(%)	(%)	(%)	(%)	(%)
D	Measured	4	18.6	1.42	1.16	0.13	32.2	5.13
D	Indicated	341	17.1	1.40	1.14	0.14	31.2	5.46
D	Measured + Indicated	345	17.1	1.40	1.14	0.14	31.2	5.46
D	Inferred	11	15.6	1.38	1.14	0.12	31.0	5.50

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 24% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

Due to the extremely low variance in the grades and the high metal content of the nodules, a cut-off based on abundance is appropriate for determining the limits of economic exploitation. A cut-off of 4 kg/m2 abundance was chosen for the NORI Contract Area, based on the estimates of costs and revenues presented in the initial assessment contained in the NORI Technical Report Summary. The metal prices assumed in the calculation of the cut-off were: nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu. The price estimates are long term (2034 – 2046) forecasts provided in a report by CRU International Limited (CRU, October 23, 2020). The Qualified Person considered that this timeframe is reasonable in view of the likely time required to bring the majority of the NORI mineral resources into production.

Sampling of NORI Area D at a spacing of 10 km by 10 km during the 2019 campaign confirmed that the nodules have low variability and high continuity. The mineral resource estimate set forth above is 4 Mt Measured and 341 Mt indicated, and 11 Mt inferred mineral resources. Taking into account the conversion of the majority of inferred to indicated mineral resources, the remaining inferred mineral resource has decreased by 26 Mt as a result of excluding the Volcanic High domain in the south-eastern corner of NORI Area D, due to uncertainty about the occurrence of nodules in this area. The resource estimate is also slightly higher in abundance (5.4% higher), and nickel (6.1% higher), cobalt (5.4% higher) and manganese (2.2% higher) grades than the 2018 estimate.

Comparison of the area covered by inferred, indicated and measured mineral resource for the estimate and the same area in the 2018 model shows that nickel grade has increased by 6% (1.32% to 1.40% Ni) while abundance has increased by 6% (16.0 to 17.0 kg/m2). Mineral resource tonnage has increased by 10% (from 10 to 11 Mt) in the inferred area and 7% (from 320 to 341 Mt) in the indicated area. The positive conversion rates arising from infilling the sampling grid with high-quality box core sample data (rather than extending the area sampled) are exceptionally high compared to the typical outcomes from infill sampling of terrestrial mineral deposits.

While the NORI Technical Report Summary focuses primarily on the exploration operations in NORI Area D, NORI holds another three areas in the CCZ under the same title. These areas (NORI Areas A, B and C) are estimated to contain inferred mineral resources of 510 Mt (wet) at 1.28% Ni, 0.21% Co, 1.04% Cu, 28.3% Mn, at an average abundance of 11 kg (wet)/m2 at a 4 kg/m2 abundance cut-off (effective date of December 31, 2020). The polymetallic nodule mineralization in NORI Areas A, B and C has similar characteristics to NORI Area D and it is reasonable to assume that the technology proposed in the NORI Technical Report Summary would be suitable for development of these additional areas.

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2021 as none of the mineral resources in these areas were depleted by mining or any other activities.

NORI Area A, B and C December 31, 2021 and December 31, 2020 In-Situ Mineral Resource estimate at 4 kg/m2 abundance cut-off

		Nodule tonnage	Abundance	Ni	Cu	Co	Mn
NORI Area	Category	(Mt (wet))	(wet kg/m2)	(%)	(%)	(%)	(%)
A	Inferred	72	9.4	1.35	1.06	0.22	28.0
B	Inferred	36	11	1.43	1.13	0.25	28.9
C	Inferred	402	11	1.26	1.03	0.21	28.3

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 24% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

Information concerning our mineral properties in the NORI Technical Report Summary and in this Annual Report on Form 10-K includes information that has been prepared in accordance with the requirements of the SEC Mining Rules set forth in subpart 1300 of Regulation S-K. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. As used in this annual report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” are defined and used in accordance with the SEC Mining Rules set forth in subpart 1300 of Regulation S-K. You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC.

You are cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. About 97% of the NORI Area D resource is defined in the measured and indicated categories. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Development plan

NORI proposes to implement the project in multiple phases that will allow the seafloor collection systems to be tested (“Collector Test”) and then nodule collection to be gradually ramped up. The phased approach will facilitate de-risking of the project for relatively low initial capital investment. Additionally, this phased development will allow for an adaptive approach to environmental management providing learning at small-scale which would be applied as the development increases in scale.

The proposed seafloor development phases are as follows:

●	The Collector Test is designed to perform proof of concept for the methods of collecting and lifting the nodules while acquiring sufficient data to design a commercial system. The Collector Test would use a converted sixth generation drillship, the Hidden Gem. Nodules collected during the test would be stored on the Hidden Gem and brought to shore for use in large scale process pilot testing. The test would not demonstrate the transshipment of nodules to a shore-based facility.
●	Project Zero would be an extension of the Collector Test using an upgrade of the Hidden Gem to produce a sufficient and continuous quantity of nodules to support a relatively small commercial operation of about 1.3 Mtpa (wet) nodules delivered to a shore-based facility. This operation would demonstrate a more continuous collection operation at a larger scale than the Collector Test and would demonstrate the transshipment of nodules to a processing facility. It would also allow for the implementation and testing of adaptive management systems to ensure environmental compliance.

●	Project One would increase production in a further three steps: 1) introduction of a second converted drillship (Drill Ship 2) with a capacity of up to 3.6 Mtpa (wet), 2) a further upgrade of the Hidden Gem to up to 3.6 Mtpa (wet) and 3) construction of a new purpose-built production support vessel (Collector Ship 1) with capacity of up to 8.2 Mtpa (wet). Project One would benefit from lessons learned on the Collector Test and Project Zero.
●	The processing of the polymetallic nodules would also be ramped up in phases:
●	In Project Zero, NORI proposes to toll-treat polymetallic nodules at existing RKEF smelters, utilizing excess industry capacity. NORI advises there is significant interest from many parties in China to utilize RKEF plants which may become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they currently utilize. These RKEF plants were originally built to convert nickel laterite to nickel pig iron and could be converted to smelt polymetallic nodules.
●	In Project One, a purpose-built process plant would be constructed, including pyrometallurgical and hydrometallurgical circuits. Nodule production would be increased in phases by treatment in this new plant.

Collection methods

The main items of offshore infrastructure are the nodule collector vehicles, the riser, and three production support vessels (“PSV”): Hidden Gem; Drill Ship 2; and Collector Ship 1. Collector Ship 1 is intended to be supported by a collector support vessel.

The nodules are intended to be collected from the seafloor by self-propelled, tracked, collector vehicles. No rock cutting, digging, drill-and-blast, or other breakage will be required at the point of collection. The collectors are intended to be remotely controlled and supplied with electric power via umbilical cables from the PSV. The collectors are intended to traverse the seabed at a speed of approximately 0.5 m/s. Suction dredge heads on each collector are expected to recover a dilute slurry of nodules, sediment, and water from the seafloor. Each collector is expected to yield about 254 t/hr (dry) nodules. A hopper on each vehicle is expected to separate sediment and excess water, which is expected to pass out of the hopper overflow, from the nodules, which is planned to be pumped as a higher concentration slurry via flexible hoses to a riser.

The riser is a steel pipe through which nodules are planned to be transferred to the surface by means of an airlift. The riser is intended to consist of three main sections. The lower section is expected to carry the two-phase slurry of nodules and water from the collectors to the airlift injection point. The mid-section is expected to carry a three-phase mixture of slurry and air. This section will also include two auxiliary pipes: one to carry the compressed air for the airlift system, and one to return water from dewatering of the slurry to its subsea discharge point. The upper section of riser is expected to have a larger diameter to account for the expansion of air in the airlift.

The airlift is intended to work by lowering the average density of the slurry inside the riser to a level lower than seawater. The difference between the hydrostatic pressure of the seawater at depth and the pressure caused by the weight of the low-density three-phase slurry column inside the riser is expected to force the slurry column to rise. The energy to achieve the lift is planned to be supplied by compressors housed on the PSV, which are planned to be capable of generating very high air pressures — up to 15 MPa.

The PSVs are planned to each support a RALS and its handling equipment, and to house the airlift compressors, collector vehicle control stations, and material handling equipment. All power for offshore equipment, including the nodule collecting vehicles, is intended to be generated on the PSVs. The PSVs are intended to be equipped with controllable thrusters and to be capable of dynamic positioning (DP), which should allow the vessels and risers to track the collectors. The Collector Ship 1 PSV is expected to be similar in size to an Aframax or New Panamax class of tanker, displacing approximately 103,000 t, and housing a crew of around 120 personnel. Nodules are planned to be discharged from the RALS to the PSVs, where they are expected to be dewatered and temporarily stored or transferred directly to a transport vessel.

A separate collector support vessel is expected to remain at sea to support Collector Ship 1. It is expected to be configured as a subsea support platform, as commonly used in the oil industry, with a displacement of around 17,250 t. The function of the collector support vessel will be to facilitate collector maintenance and repair.

The NORI Technical Report Summary assumes that transportation of nodules will be by chartered vessels, with deadweight capacities of 35,000 to 100,000 tonnes. The vessels are expected to require dynamic positioning capability to enable them to be loaded at sea alongside the PSV. Hydraulic offloading of the nodules from the PSV to the transport ships is assumed in the NORI Technical Report Summary, but future studies will confirm the offloading mechanism.

The overall nodule collector efficiency is estimated at 80%. The recovery value is based upon test work conducted in the 1970s. Nodule recovery efficiency is the product of nodule entrainment efficiency, subsea concentrator recovery, and dewatering system efficiency. The estimate of dewatering recovery used in the NORI Technical Report Summary is higher than indicated by the 1970s test work because data that has come to light recently suggests the amount of breakup during lifting the nodules up the RALS may be significantly less than previously assumed (Kennecott (1978), DRT (2015)).

Expected Mineral Resource modifying factors

Modifying factors	Value	Description
Resource area efficiency	92%

The resource area efficiency factor is defined as the width of the collector divided by the width of the collector path. A 0.5 m undisturbed strip is to be left either side of the collector. For a 12 m wide collector, the resource area efficiency is calculated as 12/13.

Collector pick-up efficiency	90%	This is the percentage of nodule mass passed over by the collector that is picked-up up by the collector head.
Collector underflow efficiency	95%	This is the percentage of nodule mass that is picked-up up that is passed to the collector underflow.
Nodule attrition	0%	This is the percentage of mass of nodule lost through attrition from the seafloor to trans-shipment. It is included in the trans-shipment efficiency.
Trans-shipment efficiency	93%	This is the percentage of nodule mass transferred from the production vessel to trans-shipment.
Overall collector efficiency	80%

This is the percentage of nodule mass passed over by the collector that is delivered to the transport vessel. It includes losses in the pick-up, overflow, attrition and trans-shipment (90%*95%*100%*93%).

Overall resource recovery factor	73%	Is the product of the resource area efficiency * collector pick-up efficiency * collector under flow efficiency * (1 — nodule attrition (%)), * trans-shipment efficiency (92%*90%*95%*100%*93%).

For more information on polymetallic nodule collection methods, see Section 13 of the NORI Technical Report Summary.

Mineral processing and metallurgical testing

A combined pyro-metallurgical and hydro-metallurgical flowsheet was evaluated for the initial assessment included in the NORI Technical Report Summary. Similar flowsheets were investigated at various times over the last several decades. NORI has undertaken bench-scale test-work and is in the process of completing pilot-scale testing of the proposed flowsheet. This work has confirmed or improved the flowsheet that was initially developed from extensive information available in the literature.

For Project Zero, NORI proposes to toll treat polymetallic nodules at existing RKEF smelters. During Project One, NORI proposes the progressive construction and expansion of a new pyrometallurgical and hydrometallurgical process plant for the recovery of battery-grade nickel and cobalt sulfate powder, copper cathode and manganese silicate, from polymetallic nodules. This is expected to allow for the proportion of toll treatment to be reduced.

Four RKEF lines and two hydrometallurgical refineries are expected to be required to meet our expected production demand.

The pyrometallurgical front-end of the plant is expected to use RKEF lines that calcine and smelt the nodules to form an alloy. The alloy is then expected to be sulphidized to form a matte and then partially converted in a Peirce-Smith converter operation to remove iron. The matte from the sulphidation step is planned to then be sent to the hydrometallurgical refinery. The pyrometallurgical process is expected to be similar to that successfully used to process some nickel laterite ores.

The hydrometallurgical refinery concept is based on a sulfuric acid leach flowsheet. A two-stage leach would be used to produce copper cathode and a pregnant leach solution rich in nickel and cobalt, while low in copper. Further processing of the pregnant leach solution is based on mixed-sulphide precipitate processing flowsheets employing solvent extraction. The final production of battery-grade nickel and cobalt sulfates is expected to use crystallization.

The pyrometallurgical process is expected to generate a manganese silicate stream that we believe could be sold to the manganese industry and small converter slag stream that we believe could be sold for industrial applications. No value has been ascribed to converter slag in the NORI Technical Report Summary. The hydrometallurgical plant is expected to produce an ammonium sulfate by-product for sale to the fertilizer industry. Thus, together with the ability to recycle other hydrometallurgical side-streams to the pyrometallurgical process, the flowsheet is planned to have neither tailings ponds nor permanent slag repositories and should not generate substantial waste streams.

The average targeted processing rate for the new processing plant at full capacity is expected to be 6.4 Mtpa of nodules (dry basis). The location and host country of the processing operation has not yet been determined. Engineering design has not yet been undertaken. Expected metallurgical recoveries are summarized in the table below.

	Nickel	Cobalt	Copper
	Recovery	Recovery	Recovery
Process Step	(%)	(%)	(%)
Final matte	94.6%	77.4%	86.5%
Hydrometallurgical products before recycle	98.9%	98.0%	96.2%
Recycled residue	94.6%	77.4%	86.5%
Overall recovery	94.6%	77.2%	86.2%

In addition to the above base metals, 98.9% of the manganese contained in the feed is expected to be recovered in the manganese silicate product, containing 52.6% MnO. Approximately 7.3 Mt of manganese silicate is expected to be produced per annum (from steady state operation from 2030 onwards).

For more information on mineral processing and metallurgical testing, see Section 14 of the NORI Technical Report Summary.

Environmental studies, permitting, community, or social impact

Historically, a significant amount of technical work has been undertaken within the CCZ by the contractors under the ISA and a significant body of information has been acquired during the past 40 years on the likely environmental impacts of collecting nodules from the seafloor.

NORI’s offshore exploration campaigns have included sampling to support environmental studies, collection of high-resolution imagery and environmental baseline studies. Environmental compaigns in 2021 resulted in completion of the offshore environmental data collection required for the ESIA baseline studies.

NORI has commenced the ESIA process in support of an application for an exploitation contract for the commercial collection of deep-sea polymetallic nodules. A comprehensive program of metocean and biological data acquisition is largely complete, required to characterize the baseline conditions at a designated Collector Test site and control sites in the NORI Contract Area.

NORI intends to manage the project under the governance of an Environmental Management System (“EMS”), which is to be developed in accordance with the international EMS standard, ISO 14001:2004. The EMS will provide the overall framework for the environmental management and monitoring plans that will be required.

An EMMP will be required. The plan will specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting. The plan will be submitted to the ISA as part of the ISA Exploitation Contract application. This plan will involve an ecosystem approach incorporating an adaptive management system.

The social impacts of the offshore operation are expected to be positive. The CCZ is uninhabited by people, and there are no landowners associated with the CCZ. No significant commercial fishing is carried out in the area. The project is expected to provide a source of revenue to our sponsor country, Nauru, and the ISA.

The onshore environmental and social impacts have not yet been assessed because the process plant has not been designed in detail, and the location and host country (and hence regulatory regime) not confirmed. The planned metallurgical process will not generate solid waste products, and the deleterious elements (for example, cadmium and arsenic) content of the nodules is very low, indicating that with careful management the environmental impacts of the processing operation could be very low.

For more information on environmental studies, permitting and social or community impact, see Section 17 of the NORI Technical Report Summary.

Economic analysis

We have developed in-house a financial model based on estimates of future cash flows derived from extraction of nodules from the NORI Area D project. AMC reviewed the logic, input assumptions and integrity of the calculations and forecasts. The financial model is for NORI Area D only, which is at a preliminary level of planning and design.    We do not believe there have been any material changes to this model since AMC’s review.

For the initial assessment, the offshore cost estimates were developed based upon the guidelines of the AACE (Association for the Advancement of Cost Engineering) International Recommended Practice No. 18R-97. Based on engineering studies performed previously by Deep Reach Technology (DRT) for Deep Green Resources and the experience in trial mining of deep-sea nodules by DRT personnel, the cost estimate was considered to be a class 4. Offshore capital costs were estimated to accuracy levels of -30% +40%. Onshore capital costs were estimated according to an AACE Class 5 level of accuracy (–35% +50%). A contingency of 25% was applied to the offshore and onshore capital cost estimates. The collection plan considered in the NORI Technical Report Summary contemplates a 23-year production period. The expected production period is within the expected duration of a NORI Area D ISA Exploitation Contract which would be thirty (30) years (with possible extensions by periods of ten (10) years) as outlined in the current draft of the regulations for exploitation of mineral resources in the CCZ (ISBA/25/C/WP.1).

After the initial 23-year period, substantial resources will remain in the other NORI Areas that could support future collection (combined inferred mineral resource in NORI Areas A, B and C of 510 Mt (wet) at 1.28% Ni, 0.21% Co, 1.04% Cu, 28.3% Mn, at an average abundance of 11 kg (wet)/m2). The proposed project schedule is shown in the Gantt chart in Figure 19.1 of the NORI Technical Report Summary.

In Project Zero, NORI expects to toll treat the nodules in third-party pyrometallurgical plants and sell the RKEF products into the alloy market. This will be expected to generate revenue while the pyrometallurgical and hydrometallurgical facilities are planned to be built.

In Project One, NORI expects to stage the construction of its multiple pyrometallurgical and hydrometallurgical lines to flatten out capital expenditure requirements. Nodule production is expected to be directed preferentially to the NORI pyrometallurgical plants as this is expected to be the lowest operating cost option. Whenever these facilities are at maximum capacity (particularly during the ramp-up phase), the surplus nodules are expected to be sent for toll treatment.

NORI expects that it will ensure that its own hydrometallurgical refineries are filled up to maximum capacity, as this is expected to produce the highest value products. Whenever its own hydrometallurgical refineries are at full capacity, NORI expects to sell the surplus product from its pyrometallurgical plant directly to the matte market. While the matte is not as valuable as the refined products from the hydrometallurgical plant (nickel sulfate, cobalt sulfate, and copper cathode), it still provides a consistent revenue stream and assists for periods when the refineries are at full capacity.

Some of the alloy production from toll treatment of NORI nodules are expected to be shipped to the NORI hydrometallurgical plants to make use of spare capacity. This will require the alloy from the third-party RKEF to be sulphidized prior to hydrometallurgical treatment.

Based on preliminary discussions with potential buyers, NORI believes that there is sufficient demand for the alloy and matte over the life of the project.

The analysis was performed on a 100% ownership basis and excludes consideration of financing costs and forward metal sales. The analysis assumes the economic parameters listed in the table below.

Assumed Economic Inputs

Parameters	Units	Values
Hydrometallurgical plant Ni recovery	%	94.6%
Mn recovery	%	98.9%
Hydrometallurgical plant Cu recovery	%	86.2%
Hydrometallurgical plant Co recovery	%	77.2%
Pyrometallurgical plant Ni recovery	%	96.8%
Pyrometallurgical plant Cu recovery	%	93.3%
Pyrometallurgical plant Co recovery	%	92.7%
Mn silicate grade	%	40.0%
Cu cathode grade	%	99.9%
Payability of Cu content in cathode	%	100%
Nodule moisture content	%	24%
Onshore tax rate	% of taxable income	20%
Average offshore tax (to ISA)	% of taxable income	6.7%

Commodity Prices

Project revenues will come from the following sources:

●	a nickel sulfate product;
●	a copper cathode product;
●	a cobalt sulfate product;
●	a manganese silicate product;
●	an ammonium sulfate product;
●	a nickel alloy product containing copper and cobalt; and
●	a matte product from the NORI pyrometallurgical plants containing nickel, copper and cobalt, which would be sold to the matte market.

NORI has used the following payable percentages for the alloy:

●	Nickel: 80% of in-situ value in the alloy;
●	Copper: 40% of in-situ value in the alloy; and
●	Cobalt: 80% of in-situ value in the alloy.

The following estimates for treatment charges and refining charges for the alloy product were used in the NORI financial model:

●	a refining charge of $1,697/tonne of contained nickel in the alloy;
●	a refining charge of $800/tonne of contained nickel in the alloy;
●	a refining charge of $6,700/tonne of contained nickel in the alloy; and
●	a treatment charge $300/tonne of alloy.

For the matte product, NORI has used a payables figure of 83% of the market metal price of nickel, copper and cobalt. The metal recoveries for the matte and alloy are those from the pyrometallurgical plant, whilst the refined products (nickel sulfate, copper cathode and cobalt sulfate) are from the hydrometallurgical refinery metal recoveries.

The prices forecast by CRU and adopted for use in the economic analysis were derived from a report prepared by CRU dated October 23, 2020 and are listed in the table below. The Qualified Person considered the metal price assumptions underpinning the analysis to be reasonable.

Commodity prices

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034 – 2046
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Ni metal, LME cash (/t)	14,067	14,467	14,868	15,269	15,670	16,071	16,472	16,472	16,472	16,472	16,472
Ni Sulfate (/t)	15,610	16,027	16,443	16,860	17,269	17,678	18,087	18,087	18,087	18,087	18,807
SiMn, China import, 44% Mn (/dmtu)	4.80	4.70	4.70	4.60	4.60	4.50	4.50	4.50	4.50	4.50	4.50
Cu, Grade A cathode – LME cash (/t)	6,435	6,497	6,557	6,615	6,673	6,730	6,787	6,805	6,822	6,839	6,872
Co, EU Co 99.8% min (EXW) (/t)	52,881	39,914	38,204	41,526	45,137	49,062	51,106	50,600	49,126	47,695	46,333
Co Sulfate premium over Co metal (ex-China) (/t)	64,250	49,035	46,933	51,014	55,450	60,272	62,784	62,162	60,351	58,594	56,920

Production schedule

The production schedule on which the economic analysis is based was developed on an annual basis. The Qualified Person cautioned that a prefeasibility study has not been undertaken and that the seafloor production schedule is preliminary in nature and should not be interpreted as a mineral reserve. Approximately 96% of the mineral resource within NORI Area D is classified as indicated and a further 1% is classified as measured resource. The life of mine (“LOM”) production sequence includes 6 Mt (wet) of nodules that are classified as inferred mineral resources. This is approximately 2% of the total LOM production.

The production schedule assumes staged operation initially of the Hidden Gem, then Drill Ship 2 and finally Collector Vessel 1, as outlined in Section 16.1 of the NORI Technical Report Summary.

The nodule metal grades and nodule abundance varying annually according to the LOM schedule. The grades and nodule abundance for the mine plan were derived from a preliminary production schedule developed by AMC as outlined in Section 16.7 of the NORI Technical Report Summary. The higher abundance areas were targeted by the production schedule. The metal grades and abundance used in the schedule (the “IA”) are compared to the averages (of all mineral resource categories) for NORI Area D in the table below.

Comparison of IA mine plan to Mineral Resource for NORI Area D

	Mineral
	Resource in	Seafloor
	NORI Area D	production	Difference
	(all categories)	plan	(%)
Tonnage (Mt wet)	356	254	71%
Nodule abundance (kg/m2)	17.0	16.9	99%
Ni grade (%)	1.40	1.4	100%
Mn grade (%)	31.2	31.0	99%
Cu grade (%)	1.14	1.1	100%
Co grade (%)	0.14	0.14	98%

The production ramp-up discussed in Section 17 of the NORI Technical Report Summary was adopted for the production schedule. The Qualified Person considered the assumptions underpinning the initial assessment and economic analysis to be reasonable.

Capital and operating costs

The capital cost estimates for the Project are summarized below. Pre-project items include data gathering and studies that will occur prior to construction. Offshore project costs include the procurement and integration of the PSVs, the collector support vessel, the fabrication of the collectors, and the RALS. Onshore project costs consist principally of the construction of the minerals processing pyrometallurgical plant and hydrometallurgical refinery. Sustaining costs are for both onshore and offshore assets, and closure costs are principally for rehabilitation of the onshore minerals processing site.

Cost estimate
Section	($ million)
Pre-project costs	237
Project costs
Offshore project costs
Project Zero	204
Project One	2,244
Total	2,448
Onshore project costs
Project One	4,786
Total	4,786
Total project costs	7,234
Sustaining capital costs (onshore and offshore)	2,637
Closure costs	500
Total	10,607

Operating costs have been estimated at $1.8 billion per annum during steady state production (from 2030 onwards). Expenditures of a total of $37.5 billion over the life of the project on operating costs is expected. Onshore processing is the most significant operating cost.

Average operating cost estimates during steady state operation (from 2030 onwards)

	Average
	Operating Cost	Average Unit	Average Unit
	over Life of	Cost (/t – wet	Cost (/t – dry
	Mine	tonne nodules	tonne
Section	($ million pa)	recovered)	processed)
Offshore	$240.74	$19.31	$25.40
Shipping	$254.37	$20.40	$26.84
Onshore	$1,286.19	$103.14	$135.71
Other	$25.00	$2.00	$2.64
Total	$1,806.31	$144.85	$190.59

For more information on capital and operating costs, see Section 18 of the NORI Technical Report Summary.

Cash flows analysis

The economic analysis set forth in Section 19 of the NORI Technical Report Summary presents a post-tax, real (uninflated) cash flows analysis. The valuation date is January 1, 2021 and we do not believe there have been any material changes to the assumptions used in this valuation through the end of December 2021. The analysis was performed on a 100% ownership basis and excludes consideration of financing costs and forward metal sales. The initial assessment indicates a positive economic outcome. Undiscounted post-tax net cash flows of $30.6 billion is expected. An internal rate of return of 27% has been estimated from the financial model. Discounted cash flow analysis of unleveraged real cash flows, discounting at 9% per annum, indicates a pre-tax project net present value (NPV) of $11.2 billion and a post-tax project NPV of $6.8 billion, which includes the LOM production of polymetallic nodules that are presently classified as inferred mineral resources, representing approximately 2% of the total LOM production. Excluding the inferred mineral resources from the economic analysis, the post-tax project NPV is estimated at $6.7 billion, which is not a significant difference from the economic analysis that includes the inferred mineral resources. The project reaches its lowest cumulative undiscounted cash flow figure of $4.0 billion in 2026. Undiscounted payback period is 6.6 years after commencement of production.

The total cash flows are summarized below:

Value
($ million)
Cash flow item
Ni revenue	$44,106
Mn revenue	$26,785
Cu revenue	$12,685
Co revenue	$11,075
Ammonium sulfate revenue	$439
Total revenue	$95,090
Pre-project capital	$237
Offshore construction	$2,448
Onshore construction	$4,786
Offshore sustaining capital	$1,418
Onshore sustaining capital	$1,219
Closure costs	$500
Total capital	$10,607
Offshore operating costs	$5,154
Shipping costs	$5,266
Onshore operating costs	$26,544
Corporate costs	$560
Total operating costs	$37,524
Royalties	$7,195
Onshore tax	$9,123
Taxes and royalties	$16,318
Net undiscounted cash flow	$30,641

Project revenues are expected to come from the following sources: (a) a nickel sulfate product; (b) a copper cathode product; (c) a cobalt sulfate product; (d) a manganese silicate product; (e) an ammonium sulfate product; (f) a nickel alloy product containing copper and cobalt; and (g) a matte product from the NORI pyrometallurgical plants containing nickel, copper and cobalt which would be sold to the matte market.

The discounted cash flows and progressive NPVs are shown below:

The date of the investment decision is expected to be on or around June 30, 2023. The analysis assumes NORI spending of $237 million on pre-project activities between 2021 (which were progressed in 2021) and 2024. The future value of the project on June 30, 2023 (after the pre-project expenditure is sunk and time has elapsed) is expected to be $8.6 billion and the initial rate of return from that point is expected to be 29%.

The sensitivity of project economics to changes in the main variables was tested by selecting high and low values that represent a likely range of potential operating conditions. The variables with the biggest negative impact on NPV are all metal prices, total OPEX, collector speed, nickel sulfate price and development capex. In general, revenue drivers have the biggest impact, followed by OPEX variables and then CAPEX variables.

All Metal Prices
Total Opex
Nickel Sulphate Price
Development Capex
Onshore Opex
Nodule Abundance
Manganese Price
Onshore Capex
Discount Rate
Collector Speed
Collection Efficiency
Offshore System Availability
Offshore Capex
Moisture Content
Offshore Opex
Pyromet Plant Opex - Electricity
Manganese Grade
Hydromet Refinery Opex - Other Costs
Pyromet Plant Opex - Other Costs
Shipping Costs
Offshore Fuel Price
Nickel Grade
Hydromet Refinery Opex - Electricity
Pyromet Plant Opex - Coal
Study Capex
Cobalt Recovery
Nickel Recovery
Copper Recovery
0
1,000
2,000
3,000
4,000
5,000
6,000
7,000
8,000
9,000
10,000
11,000
12,000
Project NPV Real 2021 ($US million)

Tornado diagram of NPV sensitivity to variables

The initial assessment is preliminary in nature, and further planning, engineering studies, design, cost estimation and seafloor tests are required before mineral resources can be converted to mineral reserves. There is no certainty that the proposals and results presented in the initial assessment will be realized. A prefeasibility study has not yet been undertaken. Mineral resources are not mineral reserves and do not have demonstrated economic viability.

The initial assessment included in the NORI Technical Report Summary indicates that the NORI Area mineral resource is potentially economic. The Qualified Person recommended that further data gathering, analysis, design and cost estimation be undertaken to advance the project.

Internal controls and data verification

The original assay sheets for the individual samples collected by the pioneer investors from within the NORI Area are not available for auditing against the values in the database. We, AMC and NORI have not had access to the original assay sheets for the individual samples that are within the CCZ, and the quality control procedures used by the laboratories and the ISA. However, the consistency between the abundance and grade data collected by the pioneer investors, as presented in Section 9.1 of the NORI Technical Report Summary, supports the contention that the quality of the pioneer investor data is satisfactory.

It is also reasonable to infer that the pioneer investor data are of sufficient quality for resource estimation because the ISA is an independent agency with significant accountability under the UNCLOS. Part of its mandate is the receipt and storage of seafloor sampling data suitable for the estimation of nodule resources and the legally binding award of licenses. It is reasonable to assume that a reasonable level of care was applied by the ISA.

Data collected by NORI is well-documented and was subject to satisfactory quality assurance/quality control processes. Documentation verified by the Qualified Person includes photographs, daily exploration reports, digital logging sheets and original assay reports. In the opinion of the Qualified Person, the NORI data was of high quality and suitable for estimation of measured mineral resources.

Assaying of nodules collected by NORI in 2012, 2013, 2018, and 2019 confirm the mean grades of the historical grab samples and support the contention that the quality of the pioneer investor data is satisfactory for inclusion in resource estimation. The main limitation with the pioneer investor data is the likelihood that some of the abundance values were too low, due to loss of nodules from the FFG. Estimates of abundance that include pioneer investor data are therefore likely to be conservative.

For more information about quality control/quality assurance and data verification, see Section 8 and Section 9 of the NORI Technical Report Summary.

TOML Contract Area

The information that follows relating to the TOML Contract Area of the CCZ is derived, for the most part, from, and in some instances is an extract from, the TOML Technical Report Summary prepared in compliance with the SEC Mining Rules. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the TOML Technical Report Summary, which has been filed as exhibit 96.2 to this Annual Report on Form 10-K. In the event that we determine that any of modifying factors, estimates and other scientific and technical information in the report materially change, we may update or file a new technical report in the future. The TOML Contract Area is an exploration stage property.

Location of the TOML Contract Area and access

The TOML Area is located within the CCZ of the northeast Pacific Ocean. The CCZ is located in international waters between Hawaii and Mexico. The western-end of the CCZ is approximately 1,000 km south of the Hawaiian island group. From here, the CCZ extends over 4,500 km east-northeast, in an approximately 600 km wide trend, with the eastern limits approximately 2,000 km west of southern Mexico. The region is well-located to ship nodules to the American continent or across the Pacific to Asian markets. The TOML Contract Area comprises six separate blocks (A through F) in the CCZ with a combined area of 74,713 km2.

TOML Contract Area extents

	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
	Latitude	Latitude	Longitude	Longitude	UTM X	UTM X	UTM Y	UTM Y	UTM
Area	(DD)	(DD)	(DD)	(DD)	(m)	(m)	(m)	(m)	Zone
A	7.167 N	8.167 N	151.667 W	152.510 W	553,972	647,187	792,205	902,968	05N
B	13.580 N	14.667 N	132.000 W	133.200 W	694,518	824,685	1,502,009	1,623,605	08P
C	15.000 N	15.800 N	128.583 W	131.000 W	284,947	544,791	1,658,371	1,747,847	09P
D	13.125 N	14.083 N	123.583 W	125.333 W	247,293	437,022	1,451,031	1,557,860	10P
E	12.750 N	13.083 N	123.583 W	125.333 W	246,693	436,796	1,409,563	1,447,513	10P
F	9.895 N	11.083 N	117.817 W	118.917 W	289,835	410,804	1,093,917	1,225,828	11P

DD — Decimal degrees, UTM — Universal Transverse Mercator map projection

The CCZ lies between Hawaii and Mexico and is accessible by ship from various ports in the United States and South America. As the CCZ deposit does not include any habitable land and is not near coastal waters, there is no requirement to negotiate access rights from landowners for seafloor collection operations. All personnel and material will be transported to the project area by ship.

See Section 3 of the TOML Technical Report Summary for further specific information of the location of the TOML Contract Area.

Tenements and permits

See Business-Government Regulations-The TOML Exploration Contract, Business-Government Regulations-The TOML Sponsorship Agreement and Business-Government Regulations- International Seabed Authority above for information related to tenements and permits in the TOML Contract Area

TOML obligations and sponsorship

See Business-Government Regulations-The TOML Exploration Contract, Business-Government Regulations-The TOML Sponsorship Agreement above for information related to this agreement in the TOML Contract Area.

Royalties and taxes

See Business-Government Regulations-Royalties and taxes above for information with respect to our obligations for royalties and taxes in the TOML Contract Area.

History of previous exploration activities in the TOML Area

Prior to the implementation of UNCLOS, many offshore exploration campaigns were completed by international organizations and consortia. A number of at-sea trial collection operations were successfully carried out in the CCZ in the 1970s to test potential collection concepts. These system tests evaluated the performance of a self-propelled and several towed collection and collection devices, along with submersible pumps and airlift technology for lifting the nodules from the deep ocean floor to the support vessel. Certain pioneer investors include those entities that carried out substantial exploration in the CCZ prior to the entry into force of UNCLOS, as well as those entities that inherited such exploration data.

Exploration and development efforts in the CCZ started in the 1960s by state sponsored groups from Russia, France, Japan, Eastern Europe, China, Korea and Germany. Several commercial consortia also explored between the 1960s and the 1980s and in some instances their descendants are still involved to the present day. No commercial collection operations have yet been established in the CCZ. However, a variety of collectors, pick-up systems, and metallurgical processing flow sheets were tested, and several integrated “demonstration scale” systems operated in the CCZ for several months in the late 1970s. Processing test-work has encompassed a variety of hydrometallurgical and pyrometallurgical flow sheets, usually with good results.

Six exploration groups are known to have surveyed areas within the TOML Contract Area and collected samples of polymetallic nodules. Much of this work overlapped as it predated the signing of the Law of the Sea. These include the Japanese group (DORD), the South Korean group (KORDI), the Russian Federation group (Yuzhmorgeologiya), the French group (Ifremer), the German group (FIGNR or BGR), and the consortium, Ocean Minerals Company (OMCO). The timing and location (ISA, 2003) of the OMCO sampling is known but the results are not available outside of ISA published contour maps. Virtually all the samples in the TOML tenement area were obtained by FFG samplers, although a few results from box corers (BC) were also included.

See Section 5 of the TOML Technical Report Summary for further specific information of the history of previous exploration of the TOML Contract Area.

Geology and sampling

Seafloor polymetallic nodules occur in all oceans but the CCZ hosts a relatively high abundance of nodules. The CCZ seafloor forms part of the Abyssal Plains, which are the largest physiographic province on Earth. This mineral field is essentially a single mineral deposit almost 5,000 km in length and up to 600 km wide. The size and level of uniformity of mineralization is unmatched by any mineral deposit of similar value on land. The mechanism of formation of the nodules is interpreted to be essentially identical across the entire CCZ, with only minor local variations. Consequently, there is relatively little difference between the size, shape or metal content of the nodules from one area to another. Figure 6.9 to Figure 6.11 of the TOML Technical Report Summary illustrate the remarkable continuity of grades and abundances across the whole of the CCZ.

The morphological features of the seafloor are similar in the TOML and the NORI Areas, which all lie within the Abyssal Plains and are characterized by sub-parallel basaltic lava ridges called abyssal hills. The Areas are punctuated by typically extinct volcanic knolls and seamounts and scattered sediment drifts in which few nodules are preserved at the seafloor.

Seafloor polymetallic nodules rest on the seafloor at the seawater — sediment interface. Such nodules are composed of nuclei and concentric layers of manganese and iron hydroxides and are formed by precipitation of metals from the surrounding seawater and sediment pore waters. Nickel, cobalt and copper are also precipitated and occur within the structure of the manganese and iron minerals.

The specific conditions of the CCZ (water depth, latitude, and seafloor sediment type) are considered to be the key controls for the formation of polymetallic nodules. Nodules are typically 4 to 6 cm and up to 10 cm in diameter.

The exploration methods used to explore and delineate the mineral resources in the TOML and NORI areas were essentially the same. Multibeam echo-sounding system (MBES) was used to determine the depth of water (bathymetry) and the acoustic reflectance (backscatter) of the seabed. Nodule coverage was interpreted using the backscatter data. Physical sampling of the nodules was carried out initially using FFG samplers and in more recent years by BC samplers which provide a better-quality sample. Measurements of nodule abundance obtained from physical samples were supplemented with estimates of abundance made using the long-axis estimation (“LAE”) method and high-resolution photographs of the seafloor.

Data collected by TOML in 2013 and 2015 supports the historical data but also is of sufficient quantity and quality to allow estimation of an indicated mineral resource for five sub areas within TOML Areas B, C, D and F called B1, C1, D1, D2 and F1. More detailed data collected by TOML has also allowed estimation of a measured mineral resource for a single sub area within TOML Area B.

The key data sets behind the inferred mineral resource estimate for TOML Areas A through E are surface samples obtained by free fall grab samplers, although a few results from box-corers were also included. Free fall grab samplers are the standard sampling method as they are the most productive tool available. They are believed to underestimate the actual abundance, as smaller nodules may escape some grabs during ascent and larger nodules around the edge of the sampler may be knocked or fall out during the sampling process. This may introduce some conservatism to the inferred mineral resource estimates.

The key data behind the inferred mineral resource estimate for TOML Area F and the indicated and measured mineral resources are box-corers and measured photographs. Box-corers take longer to collect than free fall grab samplers, but they are believed to have less bias. Photos cover a much greater area than either free fall grabs or box-corers. The weight of individual nodules can be accurately estimated from the length of their long or major axis; a relationship first discovered in the 1970s. Using the box-core samples as calibration devices, TOML was able to measure the size of nodules on several hundred photographs in Areas B and C. Abundance is shown to be related both to nodule coverage in photos and to acoustic response (backscatter) from regional survey. These data thus provide very detailed indications of nodule abundance and continuity.

Many of the records of the sampling procedures used by the pioneer contractors were not available to the Qualified Persons, but it is likely that all of the pioneer contractors followed similar procedures to that used by TOML. Nodule abundance (wet kg/m2) was derived by dividing the weight of recovered nodules by the surface area covered by the open jaws of the sampler or corer (typically 0.25 to 0.75 m2). A split of the nodules was dried, crushed and ground to enable grade determination via standard analytical methods (typically atomic absorption spectrometry, X-ray fluorescence or inductively coupled plasma methods), either on the vessel or back on shore. Specific nodule chemical standards were used for instrument calibration. TOML also present the results of field, submitted and laboratory duplicates of nodule samples.

Analysis of the data revealed that, as a consequence of their origin, nodule grades vary only slightly across the CCZ, with spatial continuity of the abundance, Mn, Ni, Co, and Cu grades often ranging from the order of several kilometers up to several tens of kilometers. Nodule abundance is sometimes less continuous than grade, as it is also subject to local changes in net sedimentation (a consequence of seafloor slope, slumping, erosion and local currents).

For more information about the TOML exploration campaigns in 2013 and 2015, see Section 7 of the TOML Technical Report Summary.

Mineral resource estimate

The mineral resource was classified on the basis of the quality and uncertainty of the sample data and sample spacing, in accordance with the definitions of “inferred mineral resource,” “indicated mineral resource” and “measured mineral resource” under the SEC Mining Rules.

Estimation of tonnage and grade for the TOML Contract Area within the CCZ was undertaken using only sample data within the TOML Contract Area in the second quarter of 2016. The estimates are based on the historical box-core and free fall-grab nodule sampling (262 samples) supplemented with recently acquired TOML nodule box core (113 samples) and photo-profile data (20,857 frames over 587 line km). Only sample data within the TOML Contract Area was used to inform the estimates.

Six block models were constructed using the geostatistical modelling programs Gstat 1.1-3 and R 3.2.5, one for each TOML Exploration Area (A to F), in three passes. The first pass used a parent block dimension of 1.75 km by 1.75 km and filled the areas defined as measured mineral resource. The second pass for indicated mineral resource used a parent block size of 3.5 km by 3.5 km while the third pass for inferred mineral resource used a parent block size of 7.0 km by 7.0 km.

The modelling methodology used for estimating the mineral resource was determined through careful consideration of the scale of deposit, mechanism of nodule formation, geological controls and nature of the sampling method. The approach involved estimating nodule abundance and grades into a two-dimensional block model with abundance used for calculating tonnage. Abundance and grades were estimated using Ordinary Kriging (OK) with comparison (not reported) estimates using Inverse Distance Weighting (IDW) and nearest neighbor. The modelling methodology is similar to the method applied by the ISA (2010) for its global estimate which was produced by a multi-disciplinary effort that involved recognized subject matter experts.

The historical nodule sample data is considered suitable for the purpose of estimating mineral resources to an inferred level of confidence. The Qualified Person also considered that the combination of the TOML and historical nodule sample data (physical samples and photo based long axis estimates) combined with detailed backscatter, photo profiling and geological interpretation is sufficient to estimate polymetallic nodule indicated mineral resources and, in one small especially data rich area, measured mineral resources.

Inferred mineral resource classification was based on sampling by pioneer contractors on a nominal spacing of 20 km, the variation and uncertainty in the sample quality, and the likely presence of short-range variation to nodule abundance.

Indicated mineral resource classification was based on box core sampling by TOML on a nominal spacing of approximately 7 km by 7 km (including photo profiling in some cases at 7 km by 3 km), supplemented by sampling by pioneer contractors.

Measured mineral resource was based on box core sampling by TOML on a nominal spacing of approximately 7 km by 7 km plus photo-profiling on a nominal spacing of 3.5 km by 3.0 km, supplemented by sampling by pioneer contractors.

The mineral resource estimate for the TOML Contract Area, at a 4 kg/m2 abundance cut-off, is set forth below. The estimated mineral resources were determined in 2021, as of December 31, 2020, and also reflect the estimated mineral resources as of December 31, 2021 as none of the mineral resources in these areas were depleted by mining or any other activities.

Mineral Resource Estimate December 31, 2021 and December 31, 2020, In-Situ, for the TOML Contract Area within the CCZ at a 4 kg/m2 nodule abundance cut-off

	Tonnes	Abundance	Ni	Cu	Co	Mn
Mineral Resource Classification	(x10[6] wet t)*	(wet kg/m2)	(%)	(%)	(%)	(%)
Measured	2.6	11.8	1.33	1.05	0.23	27.6
Indicated	69.6	11.8	1.35	1.18	0.21	30.3
Measured + Indicated	72.2	11.8	1.35	1.18	0.21	30.2
Inferred	696	11.3	1.29	1.14	0.20	29.0

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 28% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

*        Variations in totals are due to rounding of individual values. Mn, Ni, Cu and Co assays on samples dried at 105˚C

The TOML Contract Area has sufficient samples of adequate quality to define a mineral resource for Mn, Ni, Cu and Co. The estimate of abundance and hence tonnage for the inferred mineral resource for the TOML Contract Area may be biased low due to reliance on free fall grab samples in places.

The above mineral resource estimate (measured, indicated and inferred mineral resources), which was informed by data collected by TOML in 2013 and 2015, is presented in Table 11.9 of the TOML Technical Report Summary.

Due to the extremely low variance in the grades and the high metal content of the nodules, a cut-off based on abundance is appropriate for determining the limits of economic exploitation. A cut-off of 4 kg/m2 abundance was chosen for the TOML Contract Area, based on the estimates of costs and revenues presented in the initial assessment contained in the NORI Technical Report Summary, generalized as follows: 1.7 Mt minimum annual tonnage mined; $0.25 Million/km2 for offshore operating costs; 1,036 km2 collected area processed; $95/dry tonne for transport costs; $119/dry tonne for processing costs; $15/dry tonne for corporate, general and administrative costs; $33/dry tonne for ISA and state royalties; 95% recovery of nickel at an assumed price of nickel metal $16,472/t; 86% recovery of copper at an assumed price of $6,872/t copper metal; 77% recovery of cobalt at an assumed price of $46,333/t cobalt metal; and 99% recovery of manganese at an assumed price of $4.50/dmtu manganese in manganese silicate. The metal prices assumed in the calculation of the cut-off were: nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu. The price estimates are long term (2034 – 2046) forecasts provided in a report by CRU International Limited (CRU, 2020). The Qualified Person considered that this timeframe is reasonable in view of the likely time required to bring the majority of the TOML mineral resources into production.

The initial inferred mineral resource for the TOML Contract Area was reported on March 20, 2013 by Golder Associates. The changes in the above mineral resource estimate from 2013 for the TOML Contract Area are due to:

●	the inclusion of Areas E and F for the first time, and high abundances and grades in Area F;
●	additional nodule abundance sample information (from box core and photo profile) collected during the 2015 campaign;
●	setting the abundance estimates within the no nodule domain to zero in areas covered by MBES (TOML Areas B, C, D, E, F);
●	the use of ordinary kriging (rather than inverse distance weighting) supported by short-range variogram to estimate abundance; and
●	changes in block model parent cell size related to improved sample spacing.

Comparison of the 2013 inferred mineral resource estimate and the above estimate shows that the additional data has increased the total mineral resource tonnage by 3%. In the areas with the newest data (the indicated and measured areas), abundance and grades are all higher in the new model than the 2013 model. These changes show that it is reasonable to expect that the majority of inferred mineral resources could be upgraded to indicated or measured resources with further exploration.

Information concerning our mineral properties in the TOML Technical Report Summary and in this Annual Report on Form 10-K includes information that has been prepared in accordance with the requirements of the SEC Mining Rules set forth in subpart 1300 of Regulation S-K. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” are defined and used in accordance with the SEC Mining Rules set forth in subpart 1300 of Regulation S-K. You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC.

You are cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Reasonable prospects for economic extraction

The morphological features of the seafloor are similar in the TOML and the NORI Areas, which all lie within the Abyssal Plains and are characterized by sub-parallel basaltic lava ridges called abyssal hills. The Areas are punctuated by typically extinct volcanic knolls and seamounts and scattered sediment drifts in which few nodules are preserved at the seafloor.

The exploration methods used to explore and delineate the mineral resources in the TOML and NORI areas were essentially the same. MBES was used to determine the depth of water (bathymetry) and the acoustic reflectance (backscatter) of the seabed. Nodule coverage was interpreted using the backscatter data. Physical sampling of the nodules was carried out initially using FFG samplers and in more recent years by BC samplers which provide a better- quality sample. Measurements of nodule abundance obtained from physical samples were supplemented with estimates of abundance made using the LAE method and high- resolution photographs of the seafloor.

The sample preparation and assaying procedures used in the TOML and NORI Areas were essentially the same. The pioneer investor data lacks some supporting information but all studies to date indicate that the pioneer investor data is reliable. In both Areas, high standards of quality assurance/quality control were applied to the exploration programs that were carried out by TOML and NORI. The assay data are supported by the results of certified reference materials, duplicate samples, blank samples, and duplicate analyses at a second laboratory. Sample security was of a high standard and the Qualified Persons considered that there was negligible risk of interference with the samples.

The development plan for commercial development of polymetallic nodule deposits in the CCZ were studied as described in the NORI Technical Report Summary. The commonality between the polymetallic nodule deposits in NORI Area D and the TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area.

Collection methods

Recovery and collection methods that could be employed for commercial development of polymetallic nodule deposits in the CCZ were studied as described in the NORI Technical Report Summary. The commonality between the polymetallic nodule deposits in NORI Area D and the TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area. This is discussed further in Section 11.9.4 of the TOML Technical Report Summary, which assessed the collection methods.

The main items of offshore infrastructure are the nodule collector vehicles, the riser, and three production support vessels (PSV).

The nodules are expected to be collected from the seafloor by self-propelled, tracked, collector vehicles. No rock cutting, digging, drill-and-blast, or other breakage will be required at the point of collection. The collectors are expected to be remotely controlled and supplied with electric power via umbilical cables from the PSV. Suction dredge heads on each collector are expected to recover a dilute slurry of nodules, sediment, and water from the seafloor. A hopper on each vehicle is expected to separate sediment and excess water, which is expected to pass out of the hopper overflow, from the nodules, which is expected to be pumped as a higher concentration slurry via flexible hoses to a riser.

The riser is a steel pipe through which nodules are expected to be transferred to the surface by means of an airlift. The riser is expected to consist of three main sections. The lower section is expected to carry the two-phase slurry of nodules and water from the collectors to the airlift injection point. The mid-section is expected to carry a three-phase mixture of slurry and air. This section is expected to also include two auxiliary pipes: one to carry the compressed air for the airlift system, and one to return water from dewatering of the slurry to its subsea discharge point. The upper section of riser is expected to have a larger diameter to account for the expansion of air in the airlift.

The airlift works by lowering the average density of the slurry inside the riser to a level lower than seawater. The difference between the hydrostatic pressure of the seawater at depth and the pressure caused by the weight of the low-density three-phase slurry column inside the riser forces the slurry column to rise. The energy to achieve the lift is expected to be supplied by compressors housed on the PSV, which is expected to be capable of generating very high air pressures.

The PSVs are expected to each support a RALS and its handling equipment, and are expected to house the airlift compressors, collector vehicle control stations, and material handling equipment. All power for offshore equipment, including the nodule collecting vehicles, is expected to be generated on the PSVs. The PSVs are expected to be equipped with controllable thrusters and are expected to be capable of dynamic positioning (DP), which are expected to allow the vessels and risers to track the collectors. Nodules are expected to be discharged from the RALS to the PSVs, where they are expected to be dewatered and temporarily stored or transferred directly to a transport vessel. A preliminary assessment of the transportation fleet for transfer of nodules from the CCZ to an existing deep-water industrial port equipped with bulk offloading facilities was examined. The TOML Technical Report Summary assumed that chartered vessels with 35,000 to 100,000 tonne deadweight capacities would be used to transport the dewatered nodules to the port of Lazaro Cardenas, Michoacan, Mexico, 960 nm from the NORI Area D reference site. The vessels are expected to be converted bulk mineral carriers with dynamic positioning (DP) to allow tracking behind the production support vessels during operations. The method of offloading, known as tandem offloading, is well established for offloading of oil production vessels in remote areas of the world.

Mineral processing and metallurgical testing

The polymetallic nodules in the TOML and NORI Areas have similar morphological, mineralogical, and grade characteristics. As noted in Section 10 of the TOML Technical Report Summary, all published historical work indicates that processing of nodules is technically feasible.

The commonality between the polymetallic nodule deposits in NORI Area D and TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area. This is discussed further in Section 11.9.5 of the TOML Technical Report Summary, which assessed the following mineral processing scenario.

The first part of the pyrometallurgical process is the RKEF process that is widely used in the nickel laterite industry. The second pyrometallurgical step (sulphidization of the alloy produced in the first step to form a matte and then partially conversion in a Peirce-Smith converter to remove iron), while not widely practiced, also has commercial precedent at the Doniambo plant of Societe Le Nickel in New Caledonia.

Sulfuric acid leaching of matte from the pyrometallurgical process has precedent in the platinum group minerals (PGM) industry. Although copper producers typically have a solvent extraction step before electrowinning of their copper, direct copper electrowinning is done in most PGM refineries, where nickel and cobalt are also significant pay-metals. This is to maximize nickel recovery and minimize operating expenses. The nickel and cobalt are expected to be purified using solvent extraction, ion exchange and precipitation, which are all commercially proven hydrometallurgical processes. Battery grade nickel and cobalt sulfate are expected to then be crystallized from the purified solutions.

The pyrometallurgical process is expected to form two byproducts as well as the matte for the hydrometallurgical refinery:

●	an electric furnace slag containing silica and 53% MnO that is intended to be sold as feed to the Si-Mn industry; and
●	a converter aisle slag that could be used for aggregate in road construction or other applications.

The hydrometallurgical refinery is expected to generate iron residues that would, for a stand-alone plant, require disposal. However, these streams can be recycled back to the pyrometallurgical plant for re-treatment and recovery of entrained pay metals.

Selection of ammonia as a principal reagent in the hydrometallurgical refinery means that an additional by-product — ammonium sulfate — may be generated. This could be sold into the fertilizer industry.

The copper cathode quality from direct electrowinning, without a solvent extraction step, is expected to be ≥99.9% Cu. Quality of the matte produced in the pyrometallurgical plant will have an impact on this, including the potential carryover of impurities beyond values assumed for the purpose of the IA.

The production of battery-grade nickel and cobalt sulfates is targeted instead of nickel or cobalt cathodes or other intermediate products.

In summary:

●	All parts of the proposed process have commercial precedents in similar or analogous industries, however not as a whole continuous flowsheet.
●	Pay-metals are recovered in the following forms:
●	Copper cathodes with an expected quality of ≥99.9% Cu.
●	Battery-grade nickel sulfate.
●	Battery-grade cobalt sulfate.
●	Rather than generating large waste streams, the process is expected to produce by-products including high manganese content furnace slag and ammonium sulfate.

The process assumptions used in this TOML Technical Report Summary will need to be verified as the project proceeds.

For more information on mineral processing and metallurgical testing, see Section 10 of the TOML Technical Report Summary.

Environmental studies, permitting, community, or social impact

Historically, a significant amount of technical work has been undertaken within the CCZ by contractors under the ISA and a significant body of information has been acquired during the past 40 years on the likely environmental impacts of collecting nodules from the seafloor.

TOML’s offshore exploration campaigns have included sampling to support environmental studies, collection of high-resolution imagery and environmental baseline studies. A number of future campaigns are planned to collect data on ocean currents and water quality to assist plume modelling, environmental baseline studies, box core and multicorer sampling focused on benthic ecology and sediment characteristics.

The social impacts of the offshore operation are expected to be positive. The CCZ is uninhabited by people, and there are no landowners associated with the TOML Areas. No significant commercial fishing is carried out in the area. The project is expected to provide a source of revenue to the sponsor country, Tonga, and to the ISA.

The onshore environmental and social impacts have not yet been assessed because the process plant has not been designed in detail, and the location and host country (and hence regulatory regime) not confirmed. The planned metallurgical process is not expected to generate solid waste products.

For more information on environmental studies, permitting and social or community impact, see Section 17 of the TOML Technical Report Summary.

Internal controls and data verification

Data collected by TOML in 2013 and 2015 supports the historical data but also is of sufficient quantity and quality to allow estimation of an indicated mineral resource for five sub areas within TOML Areas B, C, D and F. More detailed data collected by TOML has also allowed estimation of a measured mineral resource for a single sub area within TOML Area B. Chain of custody, sample security, Quality Assurance and Quality Control were documented in detail for the TOML data.

The database provided by the ISA contains multiple independent datasets that were independently collected and sampled using similar methods (FFG or BC sampling) but with slightly different equipment and were assayed by different laboratories. Because the database contains multiple datasets the datasets can be compared with each other for the purpose of validating the internal consistency of the data. Additionally, there are a number of published summaries of data that have not been provided to the ISA but show similar mean grades to the data within the TOML Exploration Area.

The sample data are supported by independent third-party data, have been reviewed by the ISA LTC during the process of granting licenses to the Pioneer Contractors, and are maintained by the independent ISA.

The database includes all data submitted to the ISA that were collected in the Reserved Areas of the CCZ. The data were collected by parties completely independent of TOML or the previous owner of TOML and retained exclusively in the custody of the ISA prior to their transfer. The data sets were also subject to third-party review by the ISA’s LTC, as part of the process of granting Pioneer Contractors Exploration Areas.

The original assay sheets from the laboratories for the individual nodule samples within the TOML Contract Area are not available. Neither are the quality control procedures used by the laboratories and the ISA. It is reasonable to infer that the historical data is of sufficient quality for an Inferred Mineral Resource estimate because:

●	The ISA is an independent agency with significant accountability under the Law of the Sea. Part of its mandate is the receipt and storage of seafloor sampling data suitable for the estimation of nodule resources and the legally binding award of licenses. It is reasonable to assume that a reasonable level of care was applied by the ISA.
●	Comparison of the six independent data sets from the CCZ shows a high level of consistency in abundance and grade and, conversely, provides no evidence of bias or systematic error in the TOML data.
●	Recent TOML nodule sampling confirms the existence, and abundance and grade continuity of the polymetallic nodules within the TOML Exploration Areas.

The Qualified Person considered that the combination of the TOML historical nodule sample data (physical samples and photo based long axis estimates) combined with detailed backscatter, photo profiling and geological interpretation is sufficient to estimate polymetallic nodule indicated mineral resources and, in one small especially data rich area, measured mineral resources.

The primary characteristic of the polymetallic nodule deposit that separates this deposit from typical terrestrial manganese, nickel and copper deposits is that the nodules themselves can be accurately mapped through photo-profiles and backscatter acoustic response. The bulk of the polymetallic nodules sit on top of the seabed allowing them to be photographed. However, in some areas such as TOML Area D some nodules are partially covered by sediment making it more difficult to detect the presence and abundance of the nodules. The most accurate method for determining nodule abundance is through physical sampling by box-core or free fall-grab sampling. However, these methods are costly and result in wide sample spacing. Due to the fact that nodules are visible, photography can be used in many areas to estimate nodule abundance directly. The two methods for doing this are estimating the nodule percent coverage (percent of exposed nodule surface area within the photo) and measuring each individual nodule long-axis and then using these measurements to calculate abundance using variants of the formula defined by Felix (1980). The long-axis estimation (LAE) method is the most accurate and preferred method but comes at a cost in the time to manually process each photo — limiting the number of photos that can be used for estimating abundance. The benefit of using photographs is being able to demonstrate continuity between physical sample location and accurately quantify nodule abundance. TOML is developing an automated method of doing these measurements for future application.

The Qualified Person considered the abundance estimates derived from photographs to date from TOML Areas B and C, to be suitable for estimating nodule abundance for the mineral resource.

For more information about quality control/quality assurance and data verification, see Section 8 and Section 9 of the TOML Technical Report Summary.

Item 3.LEGAL PROCEEDINGS

Except as set forth below, we are not currently a party to any material legal proceedings.

On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. On March 6, 2022, a representative plaintiff was selected.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares and Public Warrants began trading on The Nasdaq Global Select Market on September 10, 2021 under the symbols “TMC” and “TMCWW,” respectively. Prior to September 10, 2021 and before the completion of the Business Combination, the units, public shares and public warrants of Sustainable Opportunities Acquisition Corp. traded on the New York Stock Exchange under the under the symbols “SOAC.U,” “SOAC” and “SOAC WS,” respectively.

Shareholders

As of March 22, 2022, there were approximately 226,780,843 Common Shares issued and outstanding held of record by 119 holders, approximately 15,000,000 Public Warrants held of record by one holder and 9,500,000 private placement warrants issued in connection with SOAC’s initial public offering held of record by 32 holders, each exercisable for one Common Share at a price of $11.50 per share.

Such numbers do not include beneficial owners holding our securities through nominee names.

Unregistered Sales of Securities

On October 7, 2021, in lieu of cash fees for services rendered to DeepGreen in connection with the Business Combination, the Company issued an aggregate of 873,953 Common Shares to five service providers. The shares issued to such service providers were issued pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act, or a prospectus exemption under applicable Canadian securities law, as applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the Risk Factors set forth in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone ("CCZ"), about 1,300 nautical miles south-west of San Diego, California.

The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 sq mi). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, cobalt and copper in a single rock.  These four metals contained in the polymetallic nodules are critical for the transition to clean energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed shared stock of metal (a “metals common”) that can be used, recovered and reused for generations to come.  Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We have key strategic alliances with (i) Allseas Group S.A. (Allseas), a leading global offshore contractor, which is developing a pilot collection system, which is expected to be modified into an initial smaller scale commercial production system and serve as the basis for the design of a full-scale commercial production system and (ii) Glencore International AG (Glencore) which holds offtake rights on 50% of the NORI nickel and copper production. In addition, we have worked with an engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The pyromet stages of the flowsheet were tested as part of our pilot plant program at FLSmidth & Co. A/S’s and XPS Solutions’ (Glencore subsidiary) facilities and hydrometallurgical refining stages are being carried out at SGS SA. The near-zero solid waste flowsheet is in the process design that is expected to serve as the basis for our onshore processing facilities.  In March 2022, we entered into a non-binding memorandum of understanding with Epsilon Carbon Pvt, LTD. (Epsilon Carbon) in which Epsilon Carbon expressed its intent to conduct pre-feasibility work to potentially finance, engineer, permit, construct and operate a commercial polymetallic nodule processing plant in India.

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D contract area with the goal of potentially starting commercial production in 2024. To reach our objective and initiate commercial production in 2024, we are: (i) defining our resource and project economics, (ii) developing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ nor have we obtained the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

2021 Highlights

2021 was a significant year in our potential to exploit our resources and begin commercial production. Below are a few of the developments that occurred in 2021.

●	Creation of TMC the metals company Inc. - On September 9, 2021, we completed the Business Combination, creating TMC the metals company Inc. and raised gross proceeds of $137.6 million in cash prior to transaction fees.
●	Estimation of Resources - On January 15, 2021, AMC, a leading mining consulting firm, issued a revised independent resource estimate for the NORI Area D and for TOML in accordance with Canadian NI 43-101 standards, which showed an upgrade to the quantity and quality of resources over earlier estimates we had received.
●	Definition of Value – On March 17, 2021, AMC issued an independent SK 1300 compliant initial assessment report for the NORI Area D property which indicated life of project net cash flow of $30.6 billion and a project NPV of $6.8 billion using a

9% discount rate and assuming metal prices for nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu Mn.
●	Expected Regulatory Timeline - In July 2021, the Republic of Nauru exercised its right under 1994 UNCLOS Implementation Agreement by requesting that the ISA complete its adoption of the exploitation regulations within two years. The ISA met in December 2021, laying out a schedule of work to be performed in 2022 with the goal of finalizing regulations regarding the exploitation of seabed minerals in the Area by July 2023.
●	Conversion of Nodules into Salable Metal – We completed pyrometallurgical pilot testing of polymetallic nodules producing a matte product containing > 80% combined Ni, Cu and Co which is a suitable feedstock to produce critical metals essential for EV batteries and wiring. We also produced a manganese silicate product which can be sold direct to market and further processed to manganese alloy, a critical input to steel production.
●	Continued Development of Pilot Nodule Collection System - In collaboration with Allseas, the ultra-deep-water drillship, the Hidden Gem was modified and classified as the world’s first sub-sea mining vessel. Allseas progressed the development and assembly of the collector vehicle and vertical transportation system throughout 2021. We expect to complete this work in time for our pilot nodule collection tests in 2022.
●	Completion of Deep-Sea Environmental Baseline Program and Submission of Collector Test EIS – We completed five offshore campaigns in 2021, including the offshore sampling and data collection for our environmental baseline program. The EIS for the pilot test in the NORI Area D was submitted in July 2021 and the test is planned for the second half of 2022.
●	Support for Potential Reduced Impact - Independent plume modelling for the EIS was undertaken in 2021 which showed a more limited, localized impact than anticipated.
●	Enhanced Transparency – We partnered with Kongsberg Digital to develop the digital twin required to support our Adaptive Management System which will provide real time visibility to stakeholders of the sub-sea operations, and will enable us to operate safely, within acceptable boundaries.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of approximately $137.6 million.

The Business Combination was accounted for as a reverse recapitalization and DeepGreen was deemed the accounting acquirer. Under this method of accounting, SOAC was treated as the acquired company for financial statement reporting purposes. The Business Combination was accounted for as a reverse acquisition with no goodwill or intangible assets being recorded. As SOAC had no operations, the net assets acquired were recorded at their historical cost. Adjustments related to the Business Combination including consideration paid to DeepGreen shareholders and any other adjustments to eliminate the historical equity of SOAC and recapitalize the equity of DeepGreen were recorded to common shares to reflect the effective issuance of common shares to SOAC and Private Investment in Public Equity investors in the Business Combination.

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

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively, and exclusive commercial rights through our subsidiary’s (DGE), arrangement with Marawa, a company owned and sponsored by the Republic of Kiribati.

NORI. NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 km2 in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd, a leading mining consulting firm (AMC), to undertake a preliminary economic assessment (“PEA”) of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

TOML. TOML our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 km2 in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area.  The sponsorship agreement was updated on September 23, 2021. TOML commissioned a Technical Report Summary by AMC, dated March 2021, which is filed as Exhibit 96.2 to this Annual Report on Form 10-K.

Marawa. DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and we expect to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. We have not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, developing environmental regulations associated with our business and successful development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K.

Impact of Climate Change

TMC is committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our upcoming inaugural impact report, we will be providing the same type of climate-related disclosure to the one in this Annual Report on Form 10-K. We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate their negative impact of climate change and create value.

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

We are working on a plan for continuous reduction of emissions and eventually developing operations with as close to zero emissions as possible. When selecting the location of our onshore plant, one of our requirements is access to renewable energy as our metallurgical process will be the most energy intensive step in our operations. In addition, we are looking to replace metallurgical coal used as reductant during calcining of nodules and have tested potential renewable alternatives. We are also identifying the best approach for decarbonizing our offshore operations. To date, we have not experienced any material impact to our business related to potential regulations but will continue to evaluate and monitor future developments.

Public policy risks

Awareness of climate change related impacts and commitments made by companies and governments to achieve net zero emissions, continues to grow. We support the ambition of the U.S. to achieve net zero greenhouse gas emissions by no later than 2050 and to reach half of all new vehicles sales to be EVs by 2030. We are committed to achieving zero emissions and are reviewing and designing technologies to achieve this goal. The location of our onshore plant will be key, and we will be working on science-based targets and scenario analysis in 2022.

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

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 a pandemic. Since then, there have been actions, of varying severity, taken around the world to mitigate and manage the spread of COVID-19. The disparate actions undertaken by local governments to mitigate or manage the spread have had and are expected to continue to have an adverse impact on supply chains and labor markets worldwide. On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide financial stimulus and support as a result of the initial economic fallout from events related to the COVID-19 pandemic.

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

While there are positive signs that the current situation is being managed well in most parts of the world and country-wide restrictions and lockdowns are subsiding, there can be no guarantee that any new COVID-19 variant would not result in reinstating restrictions which may impact our business. If significant portions of our contractors, service providers and partners are unable to work effectively, including due to illness, lockdowns, quarantine measures or other government actions, our current development activities and future operations may be impacted negatively. For instance, the final exploitation regulations were expected to be adopted by the ISA during 2020 but were delayed due to COVID-19.

Offshore, in 2021, we have safely and successfully completed five complex campaigns in our NORI Area D in the CCZ involving crew and scientists departing from and returning to San Diego from around the world. In close coordination with our partners, we have implemented rigid quarantining and testing protocols designed to provide a safe COVID-19 free work environment. Onshore, our pilot plant program at third-party facilities has proceeded without COVID-19 related incidents. Our corporate and project development teams have adopted a virtual working environment without a traditional office setting. This means we have been minimally impacted by countrywide lockdowns across the globe. We continue to work and collaborate through virtual channels on an ongoing basis.

We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 from variants. The COVID-19 pandemic may have an adverse impact on our operations, particularly because of preventive and precautionary measures that our company, other businesses, and governments are taking. Refer to the section entitled “Risk Factors” included in this Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities. However, COVID-19 is not expected to result in any significant changes to our business or our costs in the near term. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $141.3 million for the year ended December 31, 2021, compared to a net loss of $56.6 million in the prior year. We have an accumulated deficit of approximately $304.2 million from inception through December 31, 2021.

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

Exploration and Evaluation Expenses

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation for employees, consultants and directors, including share-based compensation, consulting fees, investor relations expenses, expenses related to advertising and marketing functions, insurance costs, office and sundry expenses, professional fees (including legal, audit and tax fees), travel expenses and transfer and filing fees.

Share-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Share-based compensation costs are charged to exploration expenses and general and administrative expenses depending on the function fulfilled by the holder of the award. In instances where an award is issued for financing related services, the costs are included within equity as part of the financing costs. We recognize forfeiture of any awards as they occur.

Interest Income/Expense

Interest income consists primarily of interest income earned on our cash and cash equivalents.

Interest expense resulted from our financing transactions, specifically the convertible debentures issued in February 2021, which accrued interest at 7% per annum. The convertible debentures were fully converted into DeepGreen common shares on September 9, 2021.

Foreign Exchange Loss

The foreign exchange income or loss for the periods primarily relates to our cash held in Canadian dollars and to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

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

Results of Operations

DeepGreen was determined to be the accounting acquirer and therefore, all information prior to the Business Combination, including the prior period financial information, represent the financial condition and operating results of DeepGreen.

Comparison of the periods ended December 31, 2021 and 2020

	For the Three Months Ended			For the Year Ended
(Dollar amounts in thousands,	December 31,			December 31,
except as noted)	2021	2020	% Change	2021	2020	% Change
Exploration and evaluation expenses	$12,825	$13,137	(2)%	$93,006	$48,881	90%
General and administrative expenses	15,445	3,905	295%	56,583	7,723	633%
Change in fair value of warrants liability	(8,497)	—	N/A	(9,375)	—	N/A
Foreign exchange loss	25	43	(42)%	82	80	3%
Interest expense (income)	—	—	N/A	1,003	(53)	199%
Loss for the period	$19,798	$17,085	16%	$141,299	$56,631	150%

Full Year 2021 compared to Full Year 2020

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the year ended December 31, 2021 were $93.0 million, compared to $48.9 million for the year ended December 31, 2020. The increase of $44 million was primarily due to the recognition of $27.0 million of share-based compensation granted to personnel during the year ended December 31, 2021 as compared to $0.8 million during the same period in 2020. The share-based compensation cost for stock options and restricted share units granted to personnel involved in exploration activities is included within exploration and evaluation expenses for the periods presented. The increase in share-based compensation was mainly due to the completion of the Business Combination and increased project activity resulting in additional personnel and new incentive plans, as well as an increase in the fair value of DeepGreen common shares compared to the prior year. In addition, the cost of offshore campaigns that we undertook during the year ended December 31, 2021 was $39.0 million as compared to $28.0 million during the same period in 2020, reflecting increased activity to complete environmental baseline studies. In 2021, we had a strategic partnership with Maersk, as described below, pursuant to which we settled the costs for marine vessel services provided by Maersk through the issuance of common shares. Such common shares were recognized at their fair value and the changes in such fair value had a significant impact on exploration and evaluation expenditures in 2021. During March 2021, we revised our previous arrangement with Maersk, to require settlement of marine vessel services in cash instead of common shares. Cost incurred for the PMTS to Allseas during the year ended December 31, 2021 was $14.3 million, representing the first two milestone payments to Allseas under Amendment 3 of our PMTS agreement with Allseas compared to $11.7 million during the same period in 2020, whereby we paid $10 million and issued 3.2 million common shares to Allseas under Amendment 2 of our PMTS agreement with Allseas.

General and Administrative Expenses

G&A expenses for the year ended December 31, 2021 were $56.6 million compared to $7.7 million in 2020. The increase in G&A in 2021 was a result of higher share-based compensation which increased by $30.1 million, reflecting the impact of new incentive plans, with higher issuances and vesting, with an increased workforce, as well as an increase in the fair value of DeepGreen common shares compared to the prior year. The level of corporate activities and the number of corporate personnel increased as a result of the Business Combination.  In addition, an expense of $3.9 million was recognized in the third quarter of 2021, as the board of directors approved amendments to certain stock option grants to extend their initial terms.  Professional and consulting fees, and investor relations expenses increased by $8.6 million and $5.3 million, respectively, as compared to 2020 due to increased corporate activities as we became a public company.  We expect G&A expenses, excluding those related to the Business Combination, to continue to increase as we expand our infrastructure to prepare for commencement of production and due to additional legal, accounting, insurance and other expenses associated with being a public company.

Interest Expense

During the year ended December 31, 2021, we recognized interest expense of $1.0 million as a result of the issuance of 7% convertible debentures of $26.0 million during February 2021, prior to their conversion into our common shares in the Business Combination.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability primarily consists of the change in the fair value of the 9,500,000 warrants issued to Sustainable Opportunities Holdings LLC concurrently with SOAC’s initial public offering (the “Private Warrants”). For accounting purposes, we are considered to have issued the Private Warrants as part of the Business Combination.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross proceeds of approximately $137.6 million. As of December 31, 2021, we had cash and cash equivalents of $84.9 million.

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

Fiscal 2020 Financings

During the year ended December 31, 2020, we issued 6.6 million DeepGreen Common Shares in private placements for total proceeds of $20.4 million. Inclusive in this was a subscription from Allseas for 3.2 million DeepGreen Common Shares for total proceeds of $10 million.

We further issued 3.2 million DeepGreen Common Shares for services to Allseas at a price of $3.11 per share for total value of $10.0 million and 4.7 million DeepGreen Common Shares for marine vessel services to Maersk to settle invoiced cost of $5.1 million at an agreed upon contract price of $1.08 per share. Such shares issued to Maersk were recognized for accounting purposes at $3.11 per share.

During the year ended December 31, 2020, option holders exercised 2.6 million stock options for total proceeds of $0.9 million at an average exercise price of $0.42 per share.

Fiscal 2021 Financings

During the year ended December 31, 2021, we issued 4.2 million DeepGreen Common Shares to Maersk for marine vessel services. Such Common Shares were valued at $6.05 per DeepGreen Common Share. Certain holders of stock options exercised their rights in exchange for 6.3 million DeepGreen Common Shares. The weighted average exercise price of these stock options was $0.67 per DeepGreen Common Share resulting in total proceeds of $4.3 million.

During February 2021, we raised a total of $26 million through convertible debentures financing. The convertible debentures bear interest at the rate of 7.0% per annum, compounded annually, with a maturity date that is 24 months from the date of the financing. The debentures were automatically converted into DeepGreen Common Shares immediately prior to the Business Combination at the conversion price of $8.64 per share.

On February 18, 2021, debentures totaling $0.5 million were converted into 50,000 DeepGreen Common Shares, and then converted into 57,894 of our common shares upon closing of the Business Combination. On September 9, 2021, the Company issued 3,068,673 common shares, after adjustment for the exchange ratio, in connection with the Business Combination, upon conversion of the outstanding debentures consisting of $25.5 million and $1.0 million of principal and accrued interest, respectively.

We expect our capital expenditures and working capital requirements to increase materially in the near future as NORI and TOML seek to obtain exploitation contracts, perform the required environmental studies, complete pre-feasibility and feasibility studies. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements into the third quarter of 2023. With these funds, we expect to be able to complete pilot nodule system collection trials in 2022, complete our environmental impact studies by 2023, and lodge our application to move from exploration phase to exploitation phase in the third quarter of 2023. We may, however, need additional cash resources due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital cost escalation, currently unrecognized technical and development challenges or changes in external business environment. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to delay our exploration and/or exploitation activities or scale back our operations, which could have a material adverse impact on our business and financial prospects.

Cash Flows Summary

Comparison of the Periods Ended December 31, 2021 and December 31, 2020

The following table summarizes our sources and uses of cash for the three months and years ended December 31, 2021 and December 31, 2020.

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Year Ended
	December 31,		December 31,
(thousands)	2021	2020	2021	2020
Net cash (used in) operating activities	$(27,753)	$(5,182)	$(56,092)	$(26,532)
Net cash (used in) investing activities	$—	$—	$(3,842)	$(607)
Net cash provided by financing activities	$—	$944	$134,701	$21,292
Increase (decrease) in cash	$(27,753)	$(4,238)	$74,767	$(5,847)

Full Year 2021 compared to Full Year 2020

Cash flows used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $56.1 million, attributable to a net loss of $141.3 million, a net change in net operating assets and liabilities of $18.7 million and non-cash adjustments of $66.5 million. Non-cash adjustments primarily consisted of $12.8 million for the value of shares issued to Maersk and $60.3 million of share-based payments related to the value of the incentive stock options and RSUs recognized during the year ended December 31, 2021. The change in our net operating assets and liabilities was primarily due to a $22.0 million increase in accounts payable and accrued liabilities due to the timing of payments.

Net cash used in operating activities for the year ended December 31, 2020 was $26.5 million, attributable to a net loss of $56.6 million and a net change in net operating assets and liabilities of $2.4 million and non-cash adjustments of $27.7 million. Non-cash adjustments primarily consisted of $10.0 million expensed for the value of shares issued to Allseas and Maersk as described above, $12.9 million for the value of shares issued to Maersk at the end of 2020, $4.1 million of share-based payments related to the value of the incentive stock options recognized during the year ended December 31, 2020, and $0.6 million for amortization of equipment. The change in our net operating assets and liabilities was primarily due to a $2.5 million increase in accounts payable and accrued liabilities due to the timing of payments.

Cash flows used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $3.8 million and related to the payments made to DSMF for the deferred consideration that became due during the period. As at December 31, 2021 there was no amount outstanding for the deferred consideration pertaining to TOML Acquisition. We also spent $0.4 million for the purchase of equipment.

Net cash used in investing activities for the year ended December 31, 2020 was $0.6 million and related to the initial payments made to DSMF in connection with the TOML Acquisition.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $134.7 million related to proceeds of $104.5 million from the Business Combination, proceeds of $26.0 million from the issuance of convertible debentures and $4.2 million from the exercise of incentive stock options.

Net cash provided by financing activities for the year ended December 31, 2020 was $21.3 million related to proceeds from private placements of $20.3 million and $0.9 million from the exercise of incentive stock options.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period.  NORI had committed to spend $5 million over the five-year period from 2017 to 2021, which it has exceeded, spending close to $167 million (including over $77 million spent in 2021). The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period.  The report is being reviewed by the ISA.

Marawa Option Agreement and Services Agreement

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2021 and 2020 was Australian dollar $2 million and Australian dollar $1 million, respectively. The spending commitment for both years has been met.  The commitment for fiscal 2022, 2023 and 2024 is Australian dollar $1 million, Australian dollar $3 million and Australian dollar $2 million, respectively. Such commitment is negotiated with the ISA for five-year plans and is subject to regular periodic reviews. Marawa is in the process of preparing to submit its 5-year periodic review report to the ISA.  Due to uncertainty on the economic potential of the Marawa Contract Area, Marawa is currently considering conducting another exploration campaign to increase the geological knowledge or is considering to seek a new area. Marawa expects to finalize its decision in 2022. Marawa has delayed its 2022 geological and environmental work programs until it determines how it will move forward. We expect that the offshore engineering, onshore engineering and training work programs will continue to be advanced subject to any limitations posed by the ongoing pandemic.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period just completed and a program of activities and estimated budget for the next five-year period of $44 million. TOML had committed to spend $30.0 million over the five-year period from 2017 to 2021. Such commitment has flexibility where the amount can be reduced by the ISA and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding.

For the 2021 year, we had spent approximately $12.6 million in connection with the TOML Exploration Contract, bringing the five-year total spend to approximately $17.8 million from 2017 to 2021.

TOML has submitted its periodic 5-year review which includes the next 5-year program of work, with both program periods under consideration by the ISA.

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

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay the reasonable direct costs incurred by Tonga to administer the obligations of Tonga to the ISA. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru.

Allseas Agreements

On March 29, 2019, we entered into a strategic alliance with Allseas to develop a system to collect, lift and transport nodules from the seafloor to shore and agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. In furtherance of this agreement, on July 8, 2019, we entered into a Pilot Mining Test Agreement with Allseas (“PMTA”), which was amended on three occasions in 2020 and 2021, to develop and deploy a PMTS, successful completion of which is a prerequisite for our application for an exploitation contract with the ISA. Under the PMTA, Allseas agreed to cover the development cost of the project in exchange for a payment from us upon successful completion of the pilot trial of the PMTS in NORI Area D.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of commercial nodule collection system The pilot nodule collection system developed and currently being tested by Allseas and is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 million tonnes of wet nodules per year with expected production readiness by the fourth quarter of 2024.  NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system.  Once in production, NORI expects to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced as Allseas scales up production to 1.3 million wet tonnes per year. The parties intend to further detail and revise these cost estimates in the definitive agreement contemplated by the non-binding term sheet, which the parties expect to enter into no later than December 31, 2022 following the completion of the planned pilot collection tests.  Subject to the necessary regulatory approvals Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a Samsung 10000, with the potential for it to be engineered to support a higher production rate of three million tonnes of wet nodules. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through December 31, 2021, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas warrants to purchase 11.6 million common shares at a nominal exercise price per share in March 2021 and (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS.

As of December 31, 2021, we had the following remaining payment obligations to Allseas under the PMTA: (a) $10 million on the later of (i) January 1, 2022, and (ii) confirmation of successful completion of the North Sea drive test; and (b) $10 million upon successful completion of the pilot trial of the PMTS in NORI Area D.

Maersk Agreement

Effective March 15, 2017, we entered into a strategic partnership with Maersk to undertake the exploration, environmental baseline and offshore testing required to support development of feasibility studies for economic production of polymetallic nodules from the CCZ. Under the agreement, Maersk provided vessel services and project management services, which enabled us to undertake the various offshore campaigns to support required pre-feasibility studies. During these offshore campaigns, we undertook baseline studies required to complete an ESIA, collected nodules for metallurgical test work and collected samples and survey data for resource evaluation. The invoiced cost related to the vessel was settled through issuance of common shares at an agreed upon price of $1.08 per common share. Project management services provided by Maersk for managing these offshore campaigns are paid in cash.

On March 3, 2021, the agreement with Maersk was amended whereby all costs incurred on or after February 5, 2021, pertaining to the use of the marine vessel, would be paid in cash rather than through issuance of common shares. Under this amendment, Maersk also agreed that amounts owed to Maersk for services rendered through February 5, 2021 in the aggregate amount of $4.6 million had been satisfied by the issuance of 4.2 million common shares at a contractual price per share of $1.08.

Our agreement with Maersk ended pursuant to its terms in January 2022. We are seeking proposals from third parties to provide a survey vessel, and specialized ROV and AUV services required to support the implementation of the collector test monitoring survey planned for 2022.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included in this Annual Report on Form 10-K. We have the critical accounting policies and estimates which are described below.

TOML Acquisition

On March 31, 2020, we completed the TOML Acquisition and applied guidance from ASC 805 to understand the accounting treatment regarding this acquisition and make necessary judgements.

ASC 805 defines a business as inputs and processes, when applied to the inputs, resulting in the creation of outputs. The key input acquired in connection with the TOML Acquisition is the TOML Exploration Contract and the related intellectual property. TOML Exploration Contract is in the exploration stage and therefore does not produce outputs. ASC 805 requires that where there is no output, there must be both an input and substantive process which must include an organized workforce with the necessary skills, experience, and knowledge to develop and convert the inputs into outputs, for a group of assets to be considered a business. An organized workforce was not included in the TOML Acquisition and therefore our management deemed that the TOML Acquisition was not a business acquisition and only an acquisition of a group of assets.

Our position is supported by ASC 805’s guidance that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. We determined that the value of TOML Acquisition was substantially concentrated in the TOML Exploration Contract.

Our management also determined that other assets acquired (which included other intangible assets, such as patents and trademarks) were connected to the TOML Exploration Contract and would not hold value by themselves. Consequently, the total cost of the transaction was primarily allocated to exploration contracts.

Value of Common Share-Based Payments

We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Fair Value of Common Shares on the Date of the Grant — We used the price of the most recent private placements to assess the value of our shares on the date of the grant of incentive stock options.
●	Expected Term — We used the term of the award when calculating the expected term due to insufficient historical exercise data.
●	Expected Volatility — As our common shares were not actively traded, the volatility is based on a benchmark of comparable companies within the mining industry.

●	Expected Dividend Yield — The dividend rate used is zero as we have never paid any cash dividends on our Common Shares and do not anticipate doing so in the foreseeable future.
●	Risk-Free Interest Rate — The interest rates used are based on the implied yield available on Canadian Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

This valuation approach involves the use of estimates, judgments and assumptions that are subjective, such as those regarding the probability of future events. Changes in these estimates and assumptions impact our valuation as of the valuation date and may have a material impact on the valuation of the Company’s common shares. Changes in these assumptions used to determine the fair value of incentive stock options, including the vesting timeline of granted stock options, could have a material impact on our loss and comprehensive loss.

Valuation of warrant liability

We re-measure the fair value of the Private Warrants at the end of each reporting period. The fair value of the Private Warrants is estimated using a Black-Scholes option pricing model whereby the expected volatility is estimated using a binomial model based on consideration of the implied volatility from the Company’s Public Warrants adjusted to account for the call feature of the Public Warrants at prices above $18.00 during 20 trading days within any 30-trading day period.

Recent Accounting Pronouncements

See Note 2 to the audited consolidated financial statements included in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current low interest rate environment, we have not invested any cash in investments earning interest as at December 31, 2021.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates our transactions in foreign currencies, primarily in the Canadian dollar, the Australian dollar, and the Great British Pound. We primarily hold our cash in U.S. dollars and settle our foreign currency payables soon after the receipt of invoices thereby minimizing the foreign currency exposure.

Once we commence commercial production, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Commodity Price Risk

We expect to engage in the collection, transport, processing and sale of products containing nickel, copper, manganese and cobalt from the polymetallic nodules collected from our contract areas of the CCZ. Accordingly, we expect the principal source of future revenue to be the sale of products containing nickel, copper, manganese and cobalt. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TMC the metals company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMC the metals company Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Vancouver, Canada

March 25, 2022

TMC the metals company Inc.

Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

		As at	As at
		December 31,	December 31,
		2021	2020
ASSETS	Note		(Note 1)
Current
Cash		$84,873	$10,096
Receivables and prepayments	9	3,686	129
		88,559	10,225
Non-current
Exploration contracts	7,11	43,150	43,150
Equipment	10	1,416	1,310
		44,566	44,460

TOTAL ASSETS		$133,125	$54,685

LIABILITIES
Current
Accounts payable and accrued liabilities		26,573	4,316
Deferred acquisition costs	7	—	3,440
		26,573	7,756
Non-current
Deferred tax liability	22	10,675	10,675
Warrants liability	14	3,126	—
TOTAL LIABILITIES		$40,374	$18,431

EQUITY
Common shares (unlimited shares, no par value – issued: 225,432,493 (December 31, 2020 – 189,493,593))	15	296,051	154,431
Preferred shares (unlimited shares, no par value – issued: nil (December 31, 2020 – 509,459))	15	—	550
Class A - J Special Shares	15	—	—
Additional paid in capital		102,073	45,347
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(304,157)	(162,858)
TOTAL EQUITY		92,751	36,254

TOTAL LIABILITIES AND EQUITY		$133,125	$54,685

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 19)

Subsequent Events (Note 23)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

		For the year ended	For the year ended
		December 31,	December 31,
		2021	2020
	Note		(Note 1)
Operating expenses
Exploration and evaluation expenses	11	$93,006	$48,881
General and administrative expenses	12	56,583	7,723
Operating loss		149,589	56,604

Other items
Change in fair value of warrants liability	14	(9,375)	—
Foreign exchange loss		82	80
Interest expense (income)	13	1,003	(53)

Loss and comprehensive loss for the year		$141,299	$56,631

Loss per share
- Basic and diluted	17	$0.69	$0.32

Weighted average number of common shares outstanding – basic and diluted	17	204,926,931	178,570,876

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

	Common Shares		Preferred	Special	Additional	Accumulated Other
For the year ended December 31, 2021	Shares	Amount	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254
Exercise of stock options (Note 16)	6,312,756	14,297	—	—	(10,061)	—	—	4,236
Conversion of restricted share units (Note 16)	173,216	399	—	—	(399)	—	—	—
Common shares issued for exploration and evaluation expenses (Note 11)	4,245,031	25,664	—	—	(12,879)	—	—	12,785
Conversion of debentures (Note 13)	3,126,567	27,003	—	—	—	—	—	27,003
Share-based compensation (Note 16)	—	—	—	—	60,565	—	—	60,565
Common shares issued for services	187,575	1,296	—	—	—	—	—	1,296
Net equity from Business Combination (Note 6)	21,384,296	72,411	—	—	19,500	—	—	91,911
Conversion of preferred shares to common shares	509,459	550	(550)	—	—	—	—	—
Loss for the year	—	—	—	—	—	—	(141,299)	(141,299)
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751

	Common Shares		Preferred	Special	Additional	Accumulated Other
For the year ended December 31, 2020 (Note 1)	Shares	Amount	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2019	163,331,904	$79,824	$550	$—	$35,257	$(1,216)	$(106,227)	$8,188
Private placement (net of financing costs)	6,553,409	20,376	—	—	—	—	—	20,376
Exercise of stock options (Note 16)	2,605,189	1,790	—	—	(871)	—	—	919
Financing cost	—	(28)	—	—	—	—	—	(28)
Common shares issued for acquisition of Tonga Offshore Minerals Limited (Note 7)	9,005,595	28,000	—	—	—	—	—	28,000
Common shares to be issued for exploration and evaluation expenses (Note 11)	—	—	—	—	12,879	—	—	12,879
Share-based compensation (Note 16)	—	(397)	—	—	4,493	—	—	4,096
Common shares issued for services	7,997,496	24,866	—	—	(6,411)	—	—	18,455
Loss for the year	—	—	—	—	—	—	(56,631)	(56,631)
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Cash Flows

(in thousands of US Dollars)

		For the year ended	For the year ended
		December 31,	December 31,
		2021	2020
	Note		(Note 1)
Cash resources provided by (used in)

Operating activities
Loss for the year		$(141,299)	$(56,631)
Items not affecting cash:
Amortization		453	563
Expenses settled with share-based payments	16	74,571	27,098
Interest on convertible debentures	13	1,003	53
Change in fair value of warrants liability	14	(9,375)	—
Unrealized foreign exchange		(15)	8
Changes in working capital:
Receivables and prepayments		(3,479)	(110)
Accounts payable and accrued liabilities		22,049	2,487
Net cash used in operating activities		(56,092)	(26,532)

Investing activities
Settlement of deferred acquisition costs	7	(3,440)	—
Acquisition of exploration contract	7	—	(607)
Acquisition of equipment	10	(402)	—
Net cash used in investing activities		(3,842)	(607)

Financing activities
Proceeds from exercise of stock options	16	4,236	919
Proceeds from issuance of convertible debentures	13	26,000	—
Proceeds from issuance of common shares (net of fees and other costs)	15	—	20,373
Proceeds from Business Combination (net of fees and other costs)	6	104,465	—
Net cash provided by financing activities		134,701	21,292

Increase (decrease) in cash		74,767	(5,847)
Impact of exchange rate changes on cash		10	(8)
Cash - beginning of year		10,096	15,951
Cash - end of year		$84,873	$10,096

Supplemental cash flow information (Note 20)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

1.	Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”), formerly known as Sustainable Opportunities Acquisition Corporation (“SOAC”), was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019 and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. On September 9, 2021, the Company completed its business combination (the “Business Combination”) with DeepGreen Metals Inc. (“DeepGreen”) (Note 6). The Company’s corporate office, registered address and records office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively. In connection with closing of the Business Combination, DeepGreen merged with a wholly-owned subsidiary of SOAC and became a wholly-owned subsidiary of the Company. DeepGreen was determined to be the accounting acquirer and therefore, all information prior to the Business Combination, including the prior year financial information, represents the financial condition and operating results of DeepGreen.

The Company is a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) critical for the transition to clean energy and infrastructure buildout.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (the “ISA”), an intergovernmental organization established in 1994 pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”). ISA contracts are granted to sovereign states or have to be sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract by the ISA in January 2012 and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”) under the sponsorship of the Kingdom of Tonga (“Tonga”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). The Company entered into an option agreement with Marawa to purchase such tenements granted to exclusively collect nodules from the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system. Maersk Supply Service A/S (“Maersk”) previously provided marine vessel operations and project management services for resource definition and environmental offshore campaigns. The agreement with Maersk ended in January 2022, following the completion of the NORI Area D baseline campaigns.

The realization of the Company’s assets and attainment of profitable operations is dependent upon many factors including, among other things: financing being arranged by the Company to continue operations, development of a nodule collection system for the recovery of polymetallic nodules from the seafloor as well as development of processing technology for the treatment of polymetallic nodules, the establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and environmental permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events and may not be fully under the Company’s control.

Since March 2020, several measures have been implemented by the governments in Canada, the United States of America (“US”), Australia, and the rest of the world in the form of office closures and limiting the movement of personnel in response to the increased impact from the novel coronavirus (“COVID-19”). While the impact of COVID-19 has not been significant to the Company’s business operations to date, the current circumstances are dynamic and could negatively impact the Company’s business operations, exploration and development plans, results of operations, financial position, and cash flows.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

2.	Basis of Presentation

Statement of Compliance

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and include the accounts of TMC and its wholly-owned subsidiaries.

All share and per share amounts have been adjusted to reflect the impact of the Business Combination (Note 6).

Basis of Measurement

These consolidated financial statements have been prepared under the historical cost convention, except for warrants liability that has been measured at fair value, and are presented in US dollars.

Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries. The principal subsidiaries of the Company, their activities, and their geographic locations as at December 31, 2021 were as follows:

			Proportion of
			Interest Held
Subsidiary	Principal Activity	Location	by the Company
DeepGreen Metals ULC	Mineral exploration	Canada	100%
DeepGreen Engineering Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen Resources, LLC	Holding Company	USA	100%
Nauru Ocean Resources Inc.	Mineral exploration	Republic of Nauru	100%
Nauru Education and Training Foundation Inc. (“NEAT”)	Holding Company	Republic of Nauru	100%
Nauru Health and Environment Foundation Inc. (“NHEF”)	Holding Company	Republic of Nauru	100%
Tonga Offshore Mining Ltd.	Mineral exploration	Kingdom of Tonga	100%
Koloa Moana Resources Ltd.	Holding Company	Canada	100%
Offshore Minerals Pty. Ltd.	Mineral exploration	Australia	100%
DeepGreen TOML Singapore Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen TOML Holding 1 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Holding 2 Ltd.	Holding Company	British Virgin Islands	100%
The Metals Company Australia Pty Ltd	Dormant	Australia	100%
TMC The Metals Company UK Limited	Dormant	United Kingdom	100%

All inter-group balances have been eliminated on consolidation.

3.	Significant Accounting Policies
i.	Foreign Currencies

The functional currency is the currency of the primary economic environment in which the entity operates. The functional currency of the Company and all its subsidiaries is the U.S. Dollar, except for NEAT and NHEF, whose functional currency is the Australian Dollar.

At the end of each reporting period, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rates prevailing at that date. Non-monetary assets and liabilities carried at fair value that are denominated in currencies other than the U.S. Dollar are translated at rates prevailing at the date when the fair value was determined.  All gains

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

and losses on translation of these foreign currency transactions are included in the statements of loss and comprehensive loss.  Non-monetary items that are measured at historical cost in a foreign currency are not retranslated.

For consolidation purposes, the assets and liabilities of entities with functional currencies other than the US Dollar are translated at the period end rates of exchange, and the results of their operations are translated at average rates of exchange for the period. The resulting changes are recognized in accumulated other comprehensive loss within equity as currency translation differences.

ii.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accounting for the acquisition of TOML, the valuation of common share-based payments, including valuation of the incentive stock options (Note 16) and the common shares issued to Maersk (Notes 11 and 15), as well as the valuation of warrants liability (Note 14). Actual results could differ materially from those estimates.

iii.	Loss Per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the year. The computation of diluted loss per share assumes the conversion, exercise or contingent issuance of securities only when such conversion, exercise or issuance would have a dilutive effect on the loss per share. The dilutive effect of convertible securities is reflected in the diluted loss per share by application of the “if converted” method. The dilutive effect of outstanding options and their equivalents is reflected in the diluted loss per share by application of the treasury stock method.

iv.	Financial Instruments

Financial assets and liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument. Financial assets are derecognized when the rights to receive cash flows from the assets have expired, or have been transferred, and the Company has transferred substantially all risks and rewards of ownership. A financial liability is derecognized when the obligation specified in the contract is discharged, cancelled, or expires.

The Company’s financial instruments consists of cash and cash equivalents, receivables, accounts payable and accrued liabilities, and deferred acquisition costs which are recorded at amortized cost as well as warrants to acquire common shares of the Company which are measured at fair value.

v.	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. In accordance with U.S. GAAP, the Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

As at December 31, 2021 and 2020, the carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses and deferred acquisition costs approximate their fair values due to the short-term nature of these instruments.

vi.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and term deposits with a remaining term to maturity at acquisition of three months or less. As at December 31, 2021 and 2020, the Company had no cash equivalents.

vii.	Equipment

Equipment are stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, when it is probable that future economic benefits from such assets will flow to the Company and the cost of such assets can be measured reliably. The carrying amount of an asset is derecognized when it is replaced or taken out of service. Repairs and maintenance costs are charged to the statement of loss and comprehensive loss during the period they are incurred.

The major categories of equipment are amortized on a declining balance basis as follows:

Exploration and other equipment	30%
Office equipment	30%

The Company allocates the amount initially recognized to each asset’s significant components and depreciates each component separately. Amortization methods and useful life of the assets are reviewed at each financial period end and adjusted on a prospective basis, if required.

Gains and losses on disposals of equipment are determined by comparing the proceeds with the carrying amount of the asset and are included in the statement of loss and comprehensive loss.

viii.	Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheet. The Company does not have any finance leases.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Differences between the calculated lease payment and actual payment are expensed as incurred. Amortization of finance lease assets is recognized over the lease term. Interest expense on finance lease liabilities is recognized over the lease term in interest expense. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company elected to apply the short-term lease recognition exemption to all of its lease arrangements and recorded an expense of $132 (2020: $117) for lease payments during the year ended December 31, 2021 relating to office premises and employee accommodations. Such lease expense is disclosed under general and administrative expenses within the statement of loss and comprehensive loss and forms part of cash flow from operating activities.

ix.	Exploration Contracts

The Company is in the exploration stage with respect to its investment in exploration contracts and follows the practice of capitalizing costs related to the acquisition of such exploration contracts. The cost of exploration contracts will be charged to operations using a unit-of-production method based on proven and probable reserves once commercial production commences in the future.

x.Exploration and Evaluation Expenses

The Company expenses all costs related to exploration and development of exploration contracts. Such exploration and development costs include, but are not limited to, exploration contract management, geological, geochemical and geophysical studies, environmental studies and process development.

xi.	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Share-based compensation costs are charged to exploration and evaluation expenses or general and administrative expenses in the statement of loss and comprehensive loss. The Company recognizes forfeiture of any awards as they occur. The Company records share-based compensation from the issuance of stock options and restricted share units (“RSUs”) to employees with service-based conditions using the accelerated attribution method.

For stock options issued with performance conditions (Note 16), the Company recognizes share-based compensation cost when the specific performance targets become probable of being achieved using the accelerated attribution method. When these costs relate to equity financing, they are netted against share capital as a share issuance cost. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant date using a Black-Scholes option-pricing model.

For stock options issued with market conditions (Note 16), the Company recognizes share-based compensation cost over the expected achievement period for the related market capitalization milestone determined on the grant date. If the related market capitalization milestone is achieved earlier than its expected achievement period, then any unamortized share-based compensation cost for that milestone is recognized at that time. The fair value of market-based stock option awards is estimated on the grant date using Monte-Carlo simulations.

The Company at times grants common shares, stock options or RSUs in lieu of cash to certain vendors for their services to the Company. The Company recognizes the associated cost in the same period and manner as if the Company paid cash for the services provided.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

xii.	Warrants Liability

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to U.S. GAAP Accounting Standard Coding (“ASC”) 480, Distinguishing Liability from Equity, and ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for the Public Warrants and Private Warrants (as defined below) in accordance with the guidance contained in ASC 815 (Subtopic 40), Derivative and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), and the U.S. Securities and Exchange Commission (“SEC”) Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SEC Statement”), under which, subsequent to the Business Combination, the  15,000,000 common share warrants issued by SOAC as part of the units offered in its initial public offering (“Public Warrants”) were determined to meet the criteria for equity classification, while the  9,500,000 private placement common share warrants issued by SOAC in a private placement simultaneously with the closing of the initial public offering (“Private Warrants”) did not meet the criteria for equity classification and must be recorded as liabilities. Specifically, the terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Warrants from being classified in equity and should be classified as a liability. Accordingly, the Company classified the Private Warrants as liabilities measured at fair value and adjusts the Private Warrants to their fair value at the end of each reporting period. The warrant liability is subject to re-measurement at each balance sheet date until exercised with any changes in fair value being recognized in the Company’s statement of loss and comprehensive loss.

xiii.	Income Taxes

Income tax expense represents the sum of current tax expense and deferred tax expense.

Current tax expense is based on taxable profit for the year and includes any adjustments to tax payable in respect of previous years. Taxable profit differs from accounting profit or loss as reported in the consolidated income statement because it excludes (i) items of income or expense that are taxable or deductible in other years and (ii) items that are never taxable or deductible. The Company’s liability for current tax is calculated using tax rates that have been enacted by the balance sheet date.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of loss and comprehensive loss.

Deferred tax income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the accounting basis and tax basis of assets and liabilities, non-capital loss, capital loss, and tax credits carryforwards and are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credits carryforwards are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated income statement in the period that enactment occurs. When realization of deferred income tax assets does not meet the more likely than not criterion for recognition, a valuation allowance is provided.

4.	Significant Accounting Estimates and Judgements

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Significant management judgments and estimates were applied to the following areas:

i.	TOML Acquisition

In March 2020, the Company completed the TOML Acquisition (Note 7) and applied guidance from ASC 805, Business Combinations, to understand the accounting treatment regarding this acquisition and make necessary judgements.

ASC 805 defines a business as consisting of inputs and processes, which when the processes are applied to those inputs, have the ability to contribute to the creation of outputs. The key input acquired in connection with the TOML Acquisition is the TOML Exploration Contract (Note 7) and the related intellectual property. The TOML Exploration Contract is in the development stage and therefore does not produce outputs. ASC 805 requires that where there is no output, there must be both an input and substantive process which must include an organized workforce with the necessary skills, experience, and knowledge to develop and convert the inputs into outputs, for a group of assets to be considered a business. An organized workforce was not included in the TOML Acquisition and therefore the Company’s management deemed that the TOML Acquisition was not a business acquisition and only an acquisition of a group of assets.

The Company’s position is supported by ASC 805’s guidance that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. The value of the TOML Acquisition is considered to be primarily in the TOML Exploration Contract.

Management also determined that other assets acquired (which included other intangible assets such as patents and trademarks) were connected to the TOML Exploration Contract and would not hold value by themselves. The value of the total cost was therefore capitalized and reported as “Exploration contracts” on the Company’s balance sheet.

ii.	Valuation of Share-Based Payments

TMC recognized the cost of share-based awards granted to employees, non-employees and directors based on the estimated grant-date fair value of the awards. Prior to closing of the Business Combination, TMC determined the fair value of stock options using the Black-Scholes option pricing model, which was impacted by the following assumptions:

●	Fair Value of Common Shares on the Date of the Grant — The Company estimated the value of its common shares using the Probability Weighted Expected Return Method (“PWERM”). The Company applied the PWERM by first defining the range of potential future liquidity outcomes, including the share price used for its most recent private placements and the share price used for the Business Combination, then allocating its value based on the probability of that event occurring.
●	Expected Term—TMC used the term of the award when calculating the expected term due to insufficient historical exercise data.
●	Expected Volatility—As TMC’s shares were not actively traded prior to closing of the Business Combination, the volatility is based on a benchmark of comparable companies within the mining industry.
●	Expected Dividend Yield—The dividend rate used is zero as TMC has never paid any cash dividends on common shares and does not anticipate doing so during the expected life of the stock options.
●	Risk-Free Interest Rate—The interest rates used are based on the implied yield available on Canadian Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

This valuation approach involves the use of estimates, judgments and assumptions that are subjective, such as those regarding the probability of future events. Changes in these estimates and assumptions impact the Company’s valuation as of the valuation date and may have a material impact on the valuation of the Company’s common shares. Changes in these assumptions used to determine the fair value of incentive stock options, including the vesting timeline of granted stock options, could have a material impact on the Company’s loss and comprehensive loss.

Prior to closing of the Business Combination, TMC estimated the fair value of common shares issued for services using the PWERM described above.

iii.Valuation of Warrants Liability

The Company re-measures the fair value of the Private Warrants at the end of each reporting period. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model whereby the expected volatility was estimated using a binomial model based on consideration of the implied volatility from the Company’s Public Warrants adjusted to account for the call feature of the Public Warrants at prices above $18.00 during 20 trading days within any 30-trading day period.

5.	Recent Accounting Pronouncements Issued and Adopted
i.	Accounting for Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for convertible instruments by reducing the number of accounting models and requiring that a convertible instrument be accounted for as a single liability measured at amortized cost. Further, ASU 2020-08 amended the earnings per share guidance by requiring the diluted earnings per share calculation for convertible instruments to follow the if-converted method, with the use of the treasury stock method no longer permitted. The ASU 2020-08 is effective for fiscal periods ending on or after December 15, 2021, with early adoption permitted, but no earlier than fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The ASU 2020-08 allows either a modified retrospective method of transition or a fully retrospective method of transition, with any adjustments recognized as an adjustment to the opening balance of deficit. The Company adopted this standard on January 1, 2021. The standard did not have any impact on the Company’s historical financial statements but was applied to recognize the impact of the convertible debentures issued during February 2021 (Note 13).

6.	Business Combination

On March 4, 2021, SOAC and DeepGreen entered into a business combination agreement (“BCA”) in which SOAC would combine with DeepGreen, relist on the Nasdaq and SOAC would be renamed to TMC. The Business Combination was consummated on September 9, 2021, whereby SOAC acquired all of the outstanding common shares of DeepGreen.

Pursuant to the BCA, shareholders of DeepGreen exchanged their DeepGreen common shares at a ratio of 1.157862 TMC common shares per DeepGreen common share (“Exchange Ratio”) and received approximately 203.9 million TMC common shares and a total of 120.1 million Class A to H special shares (“Special Shares”). Each class of Special Shares automatically convert to TMC common shares if TMC common shares trade at a price on any 20 trading days within any 30- trading day period that is greater than or equal to the specific trigger price for the respective class of Special Share. The trigger prices range from $15 per share to $200 per share.

In connection with the Business Combination, the SOAC sponsors were entitled to an additional 0.5 million Class I Special Shares and 0.7 million Class J Special Shares which are convertible to TMC common shares if TMC common shares trade for a price on any 20 trading days within any 30-trading day period that is greater than or equal to $50.00 per share and $12.00 per share, respectively.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

Lastly, the warrants granted to Allseas to acquire 10 million DeepGreen common shares at a nominal value (the “Allseas Warrants”) have been assumed by TMC and have become warrants to purchase 11.6 million TMC common shares, in accordance with its terms.

Below is a summary of the Special Shares and their respective vesting thresholds, assuming the full amount of Special Shares from Rollover Options are issued:

Special Share Class	A	B	C	D	E	F	G	H	I	J
Share Trigger price ($)	15	25	35	50	75	100	150	200	50	12
Special Shares (million)	5	10	10	20	20	20	25	25	0.5	0.7

The following table reconciles the cash proceeds from the Business Combination:

Cash proceeds from SOAC	$27,328
Cash proceeds from sale of equity securities	110,300
Gross cash received by TMC from Business Combination	137,628
Less: Transaction costs settled in cash	(33,163)
Net contributions from Business Combination	$104,465

In addition to the transaction costs settled in cash above, the Company incurred $3.5 million of transaction costs which were settled by issuance of 873,953 common shares on October 7, 2021.

Prior to the Business Combination, SOAC had 30.0 million shares of Class A common shares with a par value of $0.0001 per share (“SOAC Class A Shares”) outstanding and 7.5 million shares of Class B common shares with a par value of $0.0001 per share (“SOAC Class B Shares”) held by Sustainable Opportunities Holdings LLC (the “Sponsor”).

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

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

The Company incurred transaction costs related to the Business Combination of approximately $42.1 million, of which $5.4 million, incurred prior to the closing of the Business Combination becoming probable, are included in general and administrative expenses on the consolidated statements of loss and other comprehensive loss. The remaining $36.7 million of transaction costs were capitalized to common shares on the consolidated balance sheet.

The Business Combination was accounted for as a reverse acquisition with no goodwill or intangible assets being recorded. As SOAC had no operations, the net assets acquired were recorded at their historical cost. Adjustments related to the Business Combination including consideration paid to DeepGreen shareholders and any other adjustments to eliminate the historical equity of SOAC and recapitalize the equity of DeepGreen were recorded to common shares to reflect the effective issuance of common shares to SOAC and PIPE investors in the Business Combination.

7.TOML Acquisition

On March 31, 2020, the Company entered into an acquisition agreement to wholly acquire TOML and other entities in the group (the “TOML Group”) from Deep Sea Mining Finance Ltd. (“DSMF”) (the “TOML Acquisition”). Total purchase price of the TOML Acquisition, before transaction costs, was $32.0 million. TOML holds an ISA exploration contract in the CCZ (“TOML Exploration Contract”) and some exploration related equipment. The TOML Group also holds various patents and an application right with respect to a prospecting exploration contract in Kiribati.

The purchase price of $32.0 million was settled through initial cash payments in two tranches of $0.25 million each (paid on March 31, 2020 and May 31, 2020, respectively), issuance of 9,005,595 common shares, $0.1 million payment to the ISA on behalf of DSMF and deferred consideration of $3.4 million which was originally to be paid on January 31, 2021. The common share consideration paid by the Company was valued at $3.11 per common share, based on the private placements completed by DeepGreen around the time of the TOML Acquisition, for a total of $28.0 million.

The Company had the option of settling the deferred consideration in either cash or common shares of the Company at its sole discretion. In January 2021, the arrangement with DSMF was amended to pay the entire deferred consideration with cash. The deferred consideration was fully settled on June 30, 2021.

The Company determined that the value of the TOML Acquisition was substantially concentrated in the TOML Exploration Contract and therefore considered this to be an acquisition of a group of connected assets rather than an acquisition of a business. Consequently, the total cost of the transaction was primarily allocated to exploration contracts.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The net assets acquired as part of the TOML Acquisition were as follows:

Net assets acquired
Cash payments	$560
Common shares issued (9,005,595 common shares @ $3.11)	28,000
Transaction costs paid	47
Deferred acquisition costs	3,440
Total acquisition cost	$32,047
Allocated to:
Equipment	21
Exploration contracts (Note 11)	42,701
Deferred tax liability[1]	(10,675)
Net assets acquired	$32,047
1.	A deferred tax liability was recognized by the Company on the acquisition which related to differences between the book value and the tax basis of the TOML exploration contract.
8.	Financial Instruments

Categories of Financial Instruments

	December 31 2021	December 31 2020
Financial assets
Amortized cost
Cash	$84,873	$10,096
Receivables	—	38
	$84,873	$10,134

Financial liabilities
Amortized cost
Accounts payable and accrued liabilities	$26,573	$4,316
Deferred acquisition costs	—	3,440
Fair value through profit or loss Warrants liability	3,126	—
	$29,699	$7,756

9.	Receivables and Prepayments

	December 31 2021	December 31 2020
Taxes and other receivables	$64	$56
Prepayments	3,622	73
	$3,686	$129

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

10.	Equipment

The movements in the Company’s capital equipment are as follows:

	Exploration and
Cost	other equipment	Office equipment	Total
December 31, 2019	$2,219	$21	$2,240
TOML Acquisition (Note 7)	21	—	21
December 31, 2020	2,240	21	2,261
Additions	560	—	560
December 31, 2021	$2,800	$21	$2,821

Accumulated depreciation
December 31, 2019	$(371)	$(17)	$(388)
Amortization for the year	(562)	(1)	(563)
December 31, 2020	(933)	(18)	(951)
Amortization for the year	(453)	(1)	(454)
December 31, 2021	$(1,386)	$(19)	$(1,405)

Net book value
As at December 31, 2020	$1,307	$3	$1,310
As at December 31, 2021	$1,414	$2	$1,416

11.	Exploration Contracts

Significant Exploration Agreements

NORI Exploration Contract:

The Company’s wholly-owned subsidiary, NORI, was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. The contract application fee of $0.3 million, provides NORI with exclusive rights to explore for polymetallic nodules in the NORI Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms (Note 19) and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

NORI has a right to renounce, without penalty, in whole or part of its rights in the NORI Area at any time and therefore does not have a fixed commitment with relation to the NORI Exploration Contract (Note 19).

Marawa Agreements:

Marawa executed the Marawa Exploration Contract with the ISA on January 19, 2015. The Marawa Exploration Contract provides Marawa with exclusive rights to explore for polymetallic nodules in the Marawa Area for an initial term of 15 years (subject to renewal for successive five-year periods) subject to complying with the exploration contract terms and the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

As at December 31, 2021, Marawa had no amounts owing to DGE under the Marawa Services Agreement and no purchase tenements had been granted to Marawa.

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

Strategic Partnerships

Marine Vessel Services:

Effective March 15, 2017, the Company entered into a strategic partnership with Maersk to undertake the exploration, environmental baseline and offshore testing required to support development of pre-feasibility studies for economic production of polymetallic nodules from the CCZ (the “Participation Agreement”). Under the Participation Agreement, Maersk provided marine vessel services and project management services, which enabled TMC to undertake the various offshore campaigns to support required pre-feasibility studies. During these offshore campaigns, TMC undertook baseline studies required to complete an Environmental and Social Impact Assessment (“ESIA”), collected nodules for metallurgical test work and collected samples and survey data for resource evaluation. Prior to February 5, 2021, the costs related to the marine vessel use were settled through the issuance of DeepGreen common shares, the number of which was based on a contractual price of $1.08 per common share. Project management services provided by Maersk for managing these offshore campaigns are paid in cash.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

On March 3, 2021, the Participation Agreement with Maersk was amended whereby all costs incurred on or after February 5, 2021 pertaining to the use of the marine vessel would be paid in cash rather than through issuance of common shares. By this amendment, Maersk irrevocably waived certain pro rata participation rights that it may have had under the Participation Agreement in connection with the Business Combination and acknowledged that all amounts owing to Maersk for services rendered through February 5, 2021 in the aggregate amount of $4.6 million had been satisfied by the issuance of 4.2 million common shares.

During the year ended December 31, 2021, the Company incurred costs to Maersk for offshore campaigns of $33.9 million (2020: $25.6 million). These costs were settled with the issuance of 4.2 million TMC common shares to Maersk at $6.05 per common share (2020: 4.7 million TMC common shares at $3.11 per common share), with the balance of $21.3 million (2020: $4.4 million) settled or to be settled in cash. As at December 31, 2021, TMC had outstanding payables to Maersk of $11.3 million (2020: $1.8 million) included in accounts payable and accrued liabilities. Subsequent to December 31, 2021, $3.5 million of the $11.3 million was settled in cash.

The agreement with Maersk ended in January 2022, following the completion of the NORI Area D baseline campaigns.

As at December 31, 2021, Maersk owned 20.8 million TMC common shares (2020: 16.6 million TMC common shares) which constituted 9.2% (2020: 8.8%) of the total common shares outstanding of the Company.

Strategic Alliance with Allseas Pilot Mining Test Project

On March 29, 2019, the Company and Allseas entered into a Strategic Alliance Agreement (“SAA”) with the objective to develop and operate commercial nodule collection systems in the Company’s contract areas. The SAA included the intent to develop and deploy a Pilot Mining Test System (“PMTS”), the successful completion of which would support the Company’s application for an exploitation contract with the ISA. Allseas committed to a fixed price development contract and would own all intellectual property used and generated in the development of the PMTS. Upon successful completion of the pilot trial of the PMTS in NORI Area D, the Company and Allseas agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. Under the terms of the SAA, Allseas subscribed for and ultimately received 7.7 million common shares for a total of $20.0 million paid in cash to the Company.

On July 8, 2019, as contemplated by the SAA, the Company and Allseas entered into the Pilot Mining Test Agreement (“PMTA”) which governs the terms, design specifications, procedures, and timetable under which Allseas agreed to complete a pilot trial of the PMTS in NORI Area D. Under the PMTA, in exchange for Allseas’ development efforts, upon successful delivery of the pilot trial of the PMTS in NORI Area D by Allseas, the Company agreed to pay Allseas: (a) $30.0 million in cash and (b) issue 11.6 million common shares.

Contract Amendments

On February 20, 2020, the PMTA was amended to recognize the acquisition by Allseas of the Hidden Gem, a former drillship to be converted into a surface production vessel that would first be used as part of the PMTS, and later as part of the commercial production system. The Company paid an additional: (a) $10.0 million in cash and (b) $10.0 million by issuing 3.2 million common shares valued at $3.11 per share.

On March 4, 2021 and June 30, 2021, the Company and Allseas further amended the PMTA whereby, instead of issuing 11.6 million common shares upon successful delivery of the pilot trial of the PMTS in NORI Area D, the Company issued the Allseas Warrants (Note 14).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The amendment on March 4, 2021 stipulated that if the market price of the Company’s common shares on June 1, 2022 is higher than $12.95 per common share, the aggregate value of the common shares underlying the Allseas Warrants above $150 million as at June 1, 2022 will automatically become a commercial credit from Allseas to the Company equal to the excess value. This commercial credit will be effective on the vesting date of the Allseas Warrants and the Company will be able to exchange this excess value for any future goods and services from Allseas under the nodule collection and shipping contract for one year after commercial production. There can be no assurance that such future goods and services from Allseas will occur.

The 2021 contract amendments also restructured the original $30.0 million lump sum cash payment upon successful delivery of the PMTS to:

●	$10 million within 10 business days of the closing of the Business Combination and Allseas providing confirmation of placing an order for certain equipment and demonstrating certain progress on construction of the PMTS;
●	$10 million on the later of (i) January 1, 2022, and (ii) confirmation of successful completion of the North Sea drive test; and
●	$10 million upon successful completion of the pilot trial of the PMTS in NORI Area D.

On October 5, 2021, the first $10 million payment was paid to Allseas for successfully reaching the first progress milestone, with the completion of the Business Combination and by confirming the order of certain equipment and demonstrating certain progress on construction of the PMTS.

The Company accounts for the first two milestone payments in accordance with ASC 730, Research and Development, as these payments represented progress payments. Accordingly, the Company expenses the payments according to when the services are performed. The research and development related services commenced in July 2019 and are expected to be performed through January 2023. Therefore, the Company records the expense on a straight-line basis over the life of the contract which resulted in total expenses of $14.3 million recorded as exploration and evaluation expenses for the year ended December 31, 2021. The Company will record the expense and liability for the third milestone payment upon successful completion of the pilot trial of the PMTS in the NORI Area D. The Company has not recorded a liability for the third payment as at December 31, 2021.

As at December 31, 2021, Allseas owned 16.2 million TMC common shares (2020: 14.2 million TMC common shares) which constituted 7.2% (2020: 7.5%) of total common shares outstanding. The Allseas total share ownership includes 3.2 million shares issued in a private placement in June 2020.

Reconciliation – Exploration Contracts

A reconciliation of the Company’s exploration contracts is as follows:

		Marawa
	NORI	Option	TOML
	Contract	Agreement	Contract	Total
December 31, 2019	$250	$199	$—	$449
TOML Acquisition (Note 7)	—	—	42,701	42,701
December 31, 2020	$250	$199	$42,701	$43,150
December 31, 2021	$250	$199	$42,701	$43,150

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

		NORI	Marawa	TOML
		Exploration	Option	Exploration
For the year ended December 31, 2021	General	Contract	Agreement	Contract	Total
Exploration labor	$—	$2,769	$606	$672	$4,047
Offshore campaigns	—	38,956	33	43	39,032
Share-based compensation (Note 16)	—	17,116	4,401	5,453	26,970
Amortization	—	448	—	4	452
External consulting	12	6,403	200	199	6,814
Travel, workshop and other	—	1,064	123	254	1,441
PMTS	—	11,400	1,425	1,425	14,250
	$12	$78,156	$6,788	$8,050	$93,006

		NORI	Marawa	TOML
		Exploration	Option	Exploration
For the year ended December 31, 2020	General	Contract	Agreement	Contract	Total
Exploration labor	$—	$1,558	$722	$501	$2,781
Offshore campaigns	—	23,119	2,619	2,255	27,993
Share-based compensation (Note 16)	—	449	276	108	833
Amortization	—	556	—	6	562
External consulting	40	2,829	650	649	4,168
Travel, workshop and other	—	664	191	22	877
PMTS	—	9,333	1,167	1,167	11,667
	$40	$38,508	$5,625	$4,708	$48,881

12.General and Administrative Expenses

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020
Professional and consulting fees	$10,697	$2,049
Investor relations	6,204	858
Office and sundry	2,023	303
Salaries and wages	3,412	916
Director fees	404	195
Share-based compensation	33,370	3,263
Transfer agent and filing fees	82	6
Travel expenses	341	133
Other expenses	50	—
General and Administration Expenses	$56,583	$7,723

13.Convertible Debentures

In February 2021, the Company issued a total of $26 million in convertible debentures. The convertible debentures had an interest rate of 7.0% per annum, compounded annually, and had a maturity date of 24 months from the date of issuance.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The debentures were convertible into shares of the Company at anytime at the conversion price of $8.64 per common share. Unless any accrued interest was converted prior to the maturity date, all accrued and unpaid interest was payable at the maturity date in TMC common shares at a conversion price of $8.64 per common share.

The terms of the convertible debentures provided that in the event that the Company completed the Business Combination (Note 6) or another change of control transaction at any time prior to the maturity date, the debenture value would be automatically converted into common shares at the conversion price immediately prior to the Business Combination or the change of control transaction. If the debentures, or any portion thereof, were not converted by the holder upon the earlier of the maturity date or the completion of the Business Combination or the change of control transaction, the outstanding debenture value would automatically convert into common shares at the conversion price of $8.64 per common share.

On February 18, 2021, convertible debentures with a principal amount of $0.5 million were converted into 57,894 common shares of the Company.

On September 9, 2021, the Company issued 3,068,673 common shares upon conversion of the outstanding debentures consisting of $25.5 million and $1.0 million of principal and accrued interest, respectively.

14.Warrants

For accounting purposes, the Company was considered to have issued the Public Warrants and Private Warrants as part of the Business Combination (Note 6).

Public Warrants

Each whole Public Warrant entitles the holder to purchase one TMC common share at a price of $11.50 per share beginning on October 9, 2021. As at December 31, 2021, 15,000,000 Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of common shares nor any voting rights until they exercise their warrants and receive common shares.

The Company will not be obligated to deliver any common shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act of 1933, as amended (“Securities Act”) with respect to the common shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrants will be exercisable and the Company will not be obligated to issue a common share upon exercise of a Public Warrant unless the common share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrants. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the common share underlying such unit. On October 7, 2021, the Company filed a Registration Statement on Form S-1 with respect to the common shares underlying the Public Warrants, as well as the Private Warrants, which was declared effective by the SEC on October 22, 2021.

The Company is required to file a post-effective amendment to this Registration Statement on Form S-1, which will need to be declared effective by the SEC, following the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021 in which these Notes to the Consolidated Financial Statements are included to update the information and financial statements included therein.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

As at December 31, 2021, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at December 31, 2021, 9,500,000 Private Warrants were outstanding. The Private Warrants (including the common shares issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until October 9, 2021, except to permitted transferees. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:

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

If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants are redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants. In December 2021, the Private Warrants were transferred to permitted transferees.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The Company evaluated the Private Warrants under ASC 815-40, in conjunction with the SEC Statement, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrants should be classified as a liability.

The Private Warrants were valued using a Black-Scholes model, which resulted in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s common shares. The expected volatility was estimated using a binomial model based on consideration of the implied volatility from the Company’s Public Warrants adjusted to account for the call feature of the Public Warrants at prices above $18.00 during 20 trading days within any 30-trading day period.

As at December 31, 2021, the fair value of outstanding Private Warrants of $3.1 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at September 9, 2021	$12,501
Reduction in fair value of warrants liability	(9,375)
Warrants liability as at December 31, 2021	$3,126

As at December 31, 2021, the fair value of the Private Warrants was estimated using the following assumptions:

	December 31, 2021		September 9, 2021
Exercise price	$11.50		$11.50
Share price	$2.08		$10.62
Volatility	64.6%		15.8%
Term	4.7	years	5.0	years
Risk-free rate	1.2%		0.8%
Dividend yield	0.0%		0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the year ended December 31, 2021.

Allseas Warrants

The Allseas Warrants will vest and become exercisable upon successful completion of the PMTS and will expire on September 30, 2026. A maximum of 11.6 million warrants to purchase common shares will vest if the PMTS is completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the PMTS is completed after September 30, 2025. Since the Allseas Warrants vest upon the achievement of a performance condition, being the completion of the PMTS, under U.S. GAAP, the vesting of the Allseas Warrants was not determined to be probable as at December 31, 2021. No expense or liability has been recorded as at and for the year ended December 31, 2021.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

15.Common Shares

Authorized and Issued

As at December 31, 2021, the authorized, issued and outstanding common shares and Special Shares of the Company are as follows:

		Issued and
	Authorized	Outstanding
Common shares	Unlimited, with no par value	225,432,493
Class A Special Shares	5,000,000, with no par value	4,448,259
Class B Special Shares	10,000,000, with no par value	8,896,399
Class C Special Shares	10,000,000, with no par value	8,896,399
Class D Special Shares	20,000,000, with no par value	17,792,922
Class E Special Shares	20,000,000, with no par value	17,792,922
Class F Special Shares	20,000,000, with no par value	17,792,922
Class G Special Shares	25,000,000, with no par value	22,241,179
Class H Special Shares	25,000,000, with no par value	22,241,179
Class I Special Shares	500,000, with no par value	500,000
Class J Special Shares	741,000, with no par value	741,000

The holders of the Company’s common shares are entitled to one vote for each common share held.

Each class of Special Shares do not have voting rights and do not participate in earnings. The Special Shares automatically convert to TMC common shares if TMC common shares trade at a price on any 20 trading days within any 30-trading day period that is greater than or equal to the specific trigger price for the respective class of Special Share. The trigger prices range from $15 per share to $200 per share (refer to Note 6 for details). As the Special Shares meet the indexation and equity classification criteria under ASC 815-40, the Special Shares have been classified as equity instruments at issuance.

As at December 31, 2020, the Company had 509,459 DeepGreen Class B Preferred Shares outstanding. Class B Preferred Shares were non-dividend earning and include voting rights similar to common shares. However, if any dividend was declared on common shares, the Company was required to concurrently declare and pay dividend on Class B Preferred Shares in the amount per share equal to the dividend per share paid on the common shares. These Class B Preferred Shares rank ahead of common shares in the event of liquidation. As at December 31, 2021, all Class B Preferred Shares have been converted to common shares.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Common Share Continuity

In accordance with ASC 805, under a reverse recapitalization, the equity structure reflects the equity structure of SOAC, as the legal acquirer, including the equity interests SOAC issued to affect the Business Combination. Accordingly, the Company has restated its equity structure using the Exchange Ratio of the Business Combination to reflect the number of shares of SOAC issued in the reverse acquisition. The share amounts stated below have been recast from the historical share totals of DeepGreen to reflect the Exchange Ratio.

Common shares	Number	Amount
December 31, 2019	163,331,904	$79,824
Private placement	6,553,409	20,376
Financing cost incurred – Cash	—	(28)
Financing cost incurred - Stock option-based payments	—	(397)
Issued for TOML Acquisition (Note 7)	9,005,595	28,000
Issued for services (Note 11)	7,997,496	24,866
Exercise of stock options	2,605,189	1,790
December 31, 2020	189,493,593	$154,431
Issued for services (Note 11)	4,432,606	26,960
Exercise of stock options	6,312,756	14,297
Conversion of restricted share units (Note 16)	173,216	399
Conversion of preferred shares to common shares	509,459	550
Issued in Business Combination (Note 6)	21,384,296	72,411
Conversion of debentures (Note 13)	3,126,567	27,003
December 31, 2021	225,432,493	$296,051

16.Share-Based Compensation

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

Stock options

Pursuant to the Company’s stock option plan, directors may, from time to time, authorize the issuance of stock options to directors, officers, employees, and consultants of the Company and its subsidiaries. The Board of Directors grants such options with vesting periods and exercise prices determined at its sole discretion. As described in Note 6, existing DeepGreen options were automatically adopted by TMC after application of the Exchange Ratio to both the underlying number of common shares and the exercise price and provided for additional Special Shares to be issued to option holders on a pro-rata basis, if exercised. The Rollover Options did not change in value as a result of the Business Combination. Comparative information below has been restated by adjusting for the number of options and exercise prices for the Exchange Ratio.

As at December 31, 2021, there were 15,503,748 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). The Company grants awards under the STIP and LTIP under its equity incentive plans in effect at the time of the award. The stock options currently outstanding were granted under DeepGreen’s equity incentive plan. No new stock options have been granted under the Company’s Plan.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

A continuity schedule of the Company’s stock options in the Company’s STIP is as follows:

		Weighted	Aggregate	Weighted
		average	intrinsic	average
	Number of	exercise	value of	contractual
	Options	price per	stock	life
	Outstanding	option	options	(years)
Outstanding – December 31, 2019	19,656,145	$0.60	$49,231	7.28
Granted	1,610,776	2.00
Expired	(115,786)	0.30
Cancelled/Forfeited	(2,995,968)	0.65
Exercised	(2,605,190)	0.35
Outstanding – December 31, 2020	15,549,977	$0.80	$36,126	7.34
Granted	6,373,203	2.10
Expired	(50,946)	0.39
Cancelled/Forfeited	(57,893)	0.65
Exercised	(6,310,593)	0.67
Outstanding – December 31, 2021	15,503,748	$1.40	$17,415	6.33
Vested and expected to vest – December 31, 2021	15,503,748	$1.40	$17,415	6.33
Vested and exercisable – December 31, 2021	14,175,425	$0.94	$17,406	6.32

A summary of the Company’s stock options granted and outstanding under the Company’s STIP as at December 31, 2021 is as follows:

		Weighted average	Number of	Number of
		life to expiry	Options	Options
Expiry Date	Exercise price	(years)	Outstanding	Exercisable
March 5, 2022	$0.65	0.18	634,541	634,541
March 5, 2023	$2.59	1.18	405,251	270,167
March 31, 2024	$0.65	2.25	73,811	73,811
March 5, 2025	$8.64	3.18	405,251	—
December 31, 2025	$0.65	4.00	11,578	11,578
February 2, 2026	$0.65	4.09	57,893	57,893
February 17, 2026	$0.22 - $0.52	4.13	448,861	448,861
June 1, 2028	$0.65 - $8.64	6.42	12,192,914	11,404,926
June 30, 2028	$2.59	6.50	1,273,648	1,273,648
			15,503,748	14,175,425

The total grant date fair value of STIP stock options that vested during the year ended December 31, 2021, was $30.7 million. As at December 31, 2021, total unrecognized share-based compensation expense of $2.7 million is expected to be recognized over a weighted-average recognition period of approximately one year.

During the year ended December 31, 2021, the Company granted 9,783,922 stock options under its LTIP. These stock options have an exercise price of $0.65 per option and expire on June 1, 2028. The aggregate intrinsic value of LTIP stock options as at December 31, 2021 was $14.0 million. None of the LTIP stock options were exercisable on December 31, 2021. The Company expects LTIP options to vest as and when the market and performance milestones described below are achieved. As at December 31, 2021, total unrecognized share-based compensation expense for the LTIP stock options was $30.1 million.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As at December 31, 2021, the fair value of the Company’s common shares was $2.08 per share. As at December 31, 2021, the Company used the closing market price of its common shares to determine the intrinsic value of outstanding stock options. Prior to closing of the Business Combination on September 9, 2021, there was no quoted market price for the Company’s common shares. Accordingly, the Company estimated the fair value of common shares based on the PWERM by first defining the range of potential future liquidity outcomes, including the share price used for its most recent private placements and the share price used for the Business Combination, then allocating its value based on the probability of that event occurring. The approach involves estimates, judgments and assumptions that are highly complex and subjective. Changes in any or all of these estimates and assumptions, or the relationships between these assumptions, impact the Company’s valuation of its common shares as of each valuation date which may have a material impact on the valuation of the Company’s common shares and equity awards for accounting purposes.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $39.4 million.

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

The stock options granted under the STIP expire on June 1, 2028 or earlier, have exercise prices ranging between $0.65 per share and $8.64 per share, and have vesting periods with a maximum of three years.

The fair value of the options granted under the Company’s STIP was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2021
Expected share price volatility	89.4%
Expected life of options	3.7	years
Risk-free interest rate	0.5%
Expected dividend yield	0.0%
Estimated per share fair value of the Company’s common shares	$6.05

The stock options granted under the LTIP have an exercise price of $0.65 per share and expire on June 1, 2028. The LTIP awards vest as follows:

(1)	Tranche 1 - 25% when the Company’s market capitalization equals $3 billion;
(2)	Tranche 2 - 35% when the Company’s market capitalization equals $6 billion;
(3)	Tranche 3 - 20% upon the date that the ISA grants an exploitation contract to the Company; and
(4)	Tranche 4 - 20% upon the commencement of the first commercial production following the grant of the exploitation contract.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

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

Tranche 3 and Tranche 4 of the LTIP stock options vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As at December 31, 2021, no compensation expense related to the performance based awards was recorded as the awarding of an ISA contract is outside the control of the Company. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when determined to be probable.

The fair value of awards granted under the LTIP was estimated on the date of grant using the following weighted average assumptions:

	Tranche 1 and
	Tranche 2[1]		Tranche 3[2]		Tranche 4[2]
Expected stock price volatility	91.0%		91.2%		91.2%
Expected life of options (years)	7.3	years	5.2	years	5.4	years
Risk-free interest rate	1.3%		0.8%		0.9%
Expected dividend yield	0.0%		0.0%		0.0%
Estimated per share fair value of the Company’s common shares	$6.05		$6.05		$6.05
1.	The fair value of the market-based awards granted under the LTIP was estimated on the date of grant using a Monte-Carlo model to simulate a distribution of future share prices.
2.	The fair value of the performance-based awards granted under the LTIP was estimated on the date of grant using the Black-Scholes option pricing model.

Changes in these assumptions could have a material impact on the Company’s loss and comprehensive loss.

In September 2021, the Board of Directors approved amendments for certain stock option grants to extend their term beyond the retirement provisions in the Plan, resulting in an expense of $3.9 million.

During the year ended December 31, 2021, the Company recognized $59.3 million of share-based compensation expense for stock options in the statement of loss and comprehensive loss (2020: $4.1 million).

Share-based compensation expense for stock options totaling $32.7 million related to general and administration matters were charged to the statement of loss and comprehensive loss for the year ended December 31, 2021 (2020: $3.3 million). The Company recorded a total of $26.6 million of share -based compensation expense for stock options related to exploration and evaluation activities for the year ended December 31, 2021 (2020: $0.8 million).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Restricted Share Units

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan, whether to the STIP, the LTIP or otherwise. During the year ended December 31, 2021, the Company granted 3,556,224 RSUs vesting in thirds on each anniversary of the grant date, 398,438 RSUs vesting in fourths on each anniversary of the grant date and 173,216 RSUs vesting immediately on grant date. On each vesting date, RSU holders are entitled to receive common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date. A total of $1.0 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for the year ended December 31, 2021, of which $0.4 million was recorded in exploration and evaluation expenses and $0.6 million was recorded in general and administrative expenses. As at December 31, 2021, total unrecognized share-based compensation expense for RSUs was $12.3 million.

A summary of the RSU activity is presented in the table below:

		Weighted
	Number of	average grant-
	RSUs	date fair value
	Outstanding	per RSU
Outstanding – December 31, 2020	—	$—
Granted	4,127,878	3.29
Forfeited	(8,032)	12.45
Exercised	(173,216)	2.30
Outstanding – December 31, 2021	3,946,630	$3.31

The grant date fair value of RSUs is equivalent to the closing share price of the Company’s common shares on the date of grant. As at December 31, 2021, there were no RSUs vested and exercisable.

17.Loss per Share

Basic loss per share is computed by dividing the loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted loss per share is computed by giving effect to all common share equivalents of the Company, including outstanding stock options, RSUs, warrants, Special Shares and options to purchase Special Shares, to the extent these are dilutive. Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.

Anti-dilutive equivalent common shares were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020
Outstanding options to purchase common shares	25,287,670	15,549,977
Outstanding RSUs	3,946,630	—
Outstanding warrants	36,078,620	—
Outstanding Special Shares and options to purchase Special Shares	136,239,964	—
Total anti-dilutive common equivalent shares	201,552,884	15,549,977

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

18.Related Party Transactions

The Company’s subsidiary, DGE, is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the year ended December 31, 2021 totaled $275 thousand (2020: $275 thousand), and are disclosed as external consulting and exploration labor within exploration and evaluation expenses (Note 11). As at December 31, 2021, the amount payable to SSCS was $23 thousand (2020: $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the year ended December 31, 2021 amounted to $375 thousand (2020: $367 thousand), and are disclosed as exploration labor within exploration and evaluation expenses (Note 11). As at December 31, 2021, the amount payable to Ocean Renaissance was $nil (2020 - $nil).

19.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA (Note 11), NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. NORI had committed to spend $5 million over the five-year period from 2017 to 2021, which it has exceeded. The periodic review report included a summary of work completed over the 5-year period and a program of activities and estimated budget for the next five-year period. The report is being reviewed by the ISA.

Marawa Exploration Contract

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area (Note 11), Marawa committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2021 and 2020 was Australian dollar $2 million and Australian dollar $1 million, respectively.  The spending commitment for both years has been exceeded.  The commitment for fiscal 2022, 2023 and 2024 is Australian dollar $1 million, Australian dollar $3 million and Australian dollar $2 million, respectively. Such commitment is negotiated with the ISA as part of the five-year plans submissions and is subject to regular periodic reviews.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period. TOML had committed to spend $30.0 million over the five-year period from 2017 to 2021. Such commitment has flexibility where the amount can be reduced by the ISA and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding.

For the 2021 year, the Company has  spent approximately $8.1 million in connection with the TOML Exploration Contract, bringing the five-year total spend to approximately $13.3 million, from 2017 to 2021.

Discussions with the ISA are underway to review the progress achieved to date and agree on program activities for the next 5-years.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Offtake Agreements

On May 25, 2012, the Company’s wholly-owned subsidiary, DGE, and Glencore International AG (“Glencore”) entered into a copper offtake agreement and a nickel offtake agreement. DGE has agreed to deliver to Glencore 50% of the annual quantity of copper and nickel produced at a DGE-owned processing facility from nodules derived from the NORI Area at London Metal Exchange referenced market pricing with allowances for product quality and delivery location. Both the copper and nickel offtake agreements are for the life of the Company’s rights to the NORI Area. Either party may terminate the agreement upon a material breach or insolvency of the other party. Glencore may also terminate the agreement by giving twelve months’ notice.

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

On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area (“TOML Sponsorship Agreement”). Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay reasonable direct costs incurred by Tonga to administer the obligations of Tonga to the ISA. On September 23, 2021, the Company and Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru.

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company and certain executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. The Company denies any allegations of wrongdoing and the Company has filed a motion to dismiss and intends to defend against this lawsuit. There is no assurance, however, that the Company or the other defendants will be successful in their defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

20.Supplemental Cash Flow Information

	For the year ended	For the year ended
	December 31,	December 31,
Non-Cash Investing and Financing Activities	2021	2020
Common shares issued to settle previous services (Note 11)	$13,103	$6,410
Common shares issued for TOML Acquisition (Note 7)	$—	$28,000
Additional contribution from Allseas (Note 11)	$—	$8,333
Conversion of debentures (Note 13)	$27,003	$—
Financing stock options issued (Note 16)	$—	$397

21.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical basis of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

Equipment	December 31, 2021	December 31, 2020
Nauru	$1,246	$1,292
Singapore	158	—
Tonga	10	15
North America	2	3
Total	$1,416	$1,310

22.Income Taxes

Reconciliation of Effective Tax Rate

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2020 and 2021 at a rate of 27%. The Company had no assessable profit in Canada for all periods disclosed.

The income tax expense at statutory rates for the Company can be reconciled to the reported loss for the years 2021 and 2020 per the statement of loss and comprehensive loss as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020
Net loss for the year	$(141,299)	$(56,631)
Canadian Federal and Provincial income tax rates	27.00%	27.00%
Income tax recovery based on the above rates	$(38,151)	$(15,290)
Permanent differences	8,597	981
Effect of differences in future and foreign tax rates	22,721	11,152
Foreign exchange and other	1	(142)
Expiry of losses as a result of the Business Combination (Note 6)	9,181	—
Valuation allowance changes affecting the provision of income taxes	(2,349)	3,299
Total income taxes	$—	$—

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Components of the Company’s deferred income tax assets/(liabilities) are as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets
Non-capital losses	$7,409	$10,925
Capital losses and other	—	70
Equipment	90	5
Share issuance costs	10	75
Total deferred income tax assets	$7,509	$11,075
Valuation allowance	(7,509)	(11,075)
Deferred tax asset recognized	$—	$—

Deferred Tax Liability
Difference between the book value and the tax basis of the TOML exploration contract (Note 7)	$(10,675)	$(10,675)
Deferred tax liability recognized	$(10,675)	$(10,675)

Deductible temporary differences, unused tax losses and unused tax credits are as follows:

	December 31, 2021	December 31, 2020	Expiry Date Range

Non-capital losses	$33,645	$45,313	See below
Capital losses	$—	$520	Not applicable
Equipment	$333	$19	Not applicable
Share issuance costs	$37	$276	Not applicable

As at December 31, 2021, the Company had non-capital loss carry-forwards of $34 million that may be used to offset future taxable income. Non-capital losses incurred in Canada prior to closing of the Business Combination (Note 6) have been restricted upon the acquisition of control event and may no longer be available to offset future taxable income.

These losses, if not utilized, will expire as follows:

	Canada	United States	Singapore	Tonga
2035	$—	$2	$—	$—
2041	2,675	—	—	—
No expiry	—	—	13,230	17,738
Loss carry-forwards	$2,675	$2	$13,230	$17,738

As at December 31, 2020, the non-capital loss carry-forwards of $45 million pertained to the following:

	Canada	United States	Singapore	Tonga
Loss carry-forwards	$20,704	$3	$10,214	$14,392

The Company files income tax returns in Canada, the United States, Singapore and Tonga, and is subject to examination in these jurisdictions for all years since the Company’s inception in 2011. As at December 31, 2021, all tax years are subject to examination by the tax authorities and no tax authority audits are currently underway.  Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. As at December 31, 2021, the 2021 tax year filings for the Company and its subsidiaries (where applicable) remain unfiled and have not been assessed by the relative tax authorities.

23.Subsequent Event

On March 16, 2022, the Company’s subsidiary NORI and Allseas entered into a non-binding term sheet which contemplates an upgrade of the PMTS into a commercial nodule collection system and commercial operation of this system in NORI Area D. The terms are subject to negotiation between NORI and Allseas and if successful, may result in amendments to the existing Strategic Alliance Agreement (Note 11).

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021 and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of December 31, 2021.

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

In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in our Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three-month period ended March 31, 2021 and six-month period ended June 30, 2021. For further detail regarding the restatement, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Quarterly Financial Statements” and Part II, Item 4 “Controls and Procedures” included in the Quarterly Report on Form 10-Q filed on November 15, 2021. These misstatements resulted in the Company having to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources.

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

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.OTHER INFORMATION

None.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Position
Executive Officers:
Gerard Barron	[54]	Chief Executive Officer and Chairman of the Board of Directors
Anthony O’Sullivan	[55]	Chief Development Officer
Erika Ilves	[43]	Chief Strategy Officer
Craig Shesky	[37]	Chief Financial Officer
Dr. Gregory Stone	[64]	Chief Ocean Scientist
Christelle Gedeon	[40]	Chief Legal Officer
Non-Employee Directors:
Christian Madsbjerg	[46]	Director
Andrew Hall	[57]	Director
Gina Stryker	[56]	Director
Sheila Khama	[64]	Director
Andrei Karkar	[43]	Director
Amelia Kinahoi Siamomua	[61]	Director
Kathleen McAllister	[57]	Director

Executive Officers

Gerard Barron has served as our Chief Executive Officer and Chairman of the board of directors since the closing of the Business Combination. Mr. Barron became involved in the early strategic development and financing of DeepGreen during its formation in 2011 and stepped into the role of DeepGreen’s Chairman and Chief Executive Officer in 2018. From July 2013 until becoming Chairman and Chief Executive Officer in 2017, Mr. Barron served as a strategic advisor to the DeepGreen Board and its shareholders. Mr. Barron is a seasoned entrepreneur with a track record of building global companies in battery technology, media and future-oriented resource development both as a chief executive officer and strategic investor. In 2001, Mr. Barron founded Adstream, a global advertising technology and services provider, and served as the company’s Chief Executive Officer until December 2013. During that time, Adstream grew from a single office in Sydney to over 40 offices in 30 countries around the world and over $100 million in global revenue per year. Mr. Barron has also been a first money investor in industry-leading companies including Nautilus and Sirtex Medical. Mr. Barron’s qualifications to serve as Chief Executive Officer and on the board of directors include his extensive leadership and investment experience in the technology and resource development industries.

Anthony O’Sullivan has served as our Chief Development Officer since the Closing of the Business Combination and has served as DeepGreen’s Chief Development Officer since July 25, 2017. Mr. O’Sullivan has over 30 years mining experience with a track record of delivering innovative solutions across multiple continents both in the terrestrial and marine environments. Since January 2020, Mr. O’Sullivan is serving as a non-executive director for SensOre Ltd., a company that performs mineral targeting and was listed on the ASX on February 11, 2022. From February 2017 to December 2019, Mr. O’Sullivan served as the Chief Executive Officer of Sasak Minerals Pty Ltd., a company focused on deploying machine learning and mineral exploration. Since February 2017, Mr. O’Sullivan served as the Principal and Owner of International Resources, a firm focused on creating value through the discovery and development of mineral resources. From November 2014 until January 2017, he served as Vice President Exploration for Quantum Pacific Exploration, where he engaged in planning, development, and management of the exploration company, including developing corporate strategies, overseeing exploration activities, evaluating existing and potential new assets, establishing an exploration team and identifying a suite of new opportunities. In December 2005, Mr. O’Sullivan began serving as Chief Operating Officer of Nautilus, a position he held until December 2012. While serving as Chief Operating Officer of Nautilus, Mr. O’Sullivan led exploration, engineering and design, project development, permitting and product marketing culminating in the declaration of 43-101 compliant resources, grant of the environmental permit and mining lease from the Government of Papua New Guinea, ore sales agreement with one of China’s leading copper producers, Tongling Nonferrous Metals Group, and the completion of project design and commencement of project construction. Mr. O’Sullivan was previously part of the BHP Billiton Global Exploration Leader Team with responsibility for the company’s iron ore, bauxite, coal and non-porphyry base metal exploration portfolios. Mr. O’Sullivan is the named co-inventor on five subsea mining patents. Mr. O’Sullivan earned a M.Sc. in Mineral Exploration from the University of Western Australia and a B.Sc. (Hons) in Geology from the University of Western Australia.

Erika Ilves has served as our Chief Strategy Officer since the Closing of the Business Combination and has served as DeepGreen’s Head of Strategy and Business Development since September 2018. During her time at DeepGreen, Erika has focused on developing alliances with offshore partners, resource companies and EV supply chain, overseeing DeepGreen lifecycle impact studies as well as developing a transparent provenance strategy to enable DeepGreen to establish clean metals as a new purchasing category. From November 2015 until December 2018, Ms. Ilves served as a director and Head of Machine Learning for OffWorld, Inc., an industrial robotics company that she co-founded, where she led a team of machine learning engineers to develop teachable mining robots. From November 2013 until November 2016, Ms. Ilves also served as Chief Strategy Officer for Shackleton Energy, a company she co-founded, where she developed an international public-private consortium to create technologies to extract water ice from the moon in order to fuel deep space missions from low Earth orbit, drastically reducing the costs of such missions. Ms. Ilves’ 15 years of strategy consulting experience started with McKinsey & Company, where she served global and emerging markets financial institutions on strategy, performance and operational transformations; and later founded the Executive Office which advised governments and investors of the Gulf Cooperation Council on transitioning to a green economy. From 2006 to 2007, Ms. Ilves served as Chief Organization Officer of TANDBERG, an OSE-listed videoconferencing technology firm acquired by Cisco Systems Inc. in 2010, where she was responsible for developing leadership and sales capability for the firm’s global sales force and partner network of over 3,000 people. In 1999, Ms. Ilves attended Emory Law School as a research scholarship recipient. Ms. Ilves earned a LL.M. from the Central European University and a LL.B.magna cum laude from the University of Tartu.

Craig Shesky has served as our Chief Financial Officer since the Closing of the Business Combination and has served as DeepGreen’s Head of Financial Markets and Investor Relations since February 2021. Mr. Shesky has over 15 years combined experience in public investing, metals research and investment banking in New York. From August 2008 until July 2020, Mr. Shesky was employed by King Street Capital Management, most recently as senior analyst in charge of recommending investments in the global metals and mining space. Mr. Shesky has analyzed electrification trends, battery chemistries and the resulting impacts on supply and demand for critical base metals, with particular expertise in nickel and copper. He also has significant experience navigating complex, legal-driven investments around the world, as King Street was one of the largest creditors in over a dozen global Lehman Brothers entities. From July 2006 to July 2008, Mr. Shesky served as an analyst on the insurance and asset management investment banking team at Morgan Stanley. Mr. Shesky graduated magna cum laude with a B.S. in Finance from the University of Notre Dame.

Gregory Stone, Ph.D. has served as our Chief Ocean Officer since the Closing of the Business Combination and has served as a Director and Chief Ocean Officer of DeepGreen since February 2018. In January 2020, Dr. Stone founded Pole-to-Pole, a non-profit organization with a mission to apply practical solutions to the problems facing Earth’s ocean, and has been serving as the organization’s Chairman since that time. Dr. Stone is an ocean scientist and explorer with over 10,000 dives throughout Earth’s ocean down to 18,000 feet using submarines, SCUBA, underwater habitats and robotics. Dr. Stone is also widely known as a global thought leader who finds ways for humanity and the ocean to co-exist and support each other in the modern world. Dr. Stone was a catalyst at the genesis of the Ocean Health Index, a scientific framework used to measure oceans’ health, and specializes in sustainable fishing, aquaculture, climate adaptation and seamount ecology. Dr. Stone’s ability to communicate complex science is illustrated by his compelling TED and World Economic Forum talks, and his appearances in documentaries for the Discovery Channel and National Geographic. Dr. Stone has authored hundreds of publications including articles for Nature, National Geographic, and four books, one of which is a National Outdoor Book Award winner. Dr. Stone’s numerous accolades and professional associations include the Explorers Club, Pew Fellowship for Marine Conservation, National Geographic Hero, the Boston Sea Rover’s Diver of the year, Order of Kiribati Medal, the U.S. National Science Foundation/Navy Antarctic Service medal, and a NOGI Award from National Academy of Underwater Arts and Sciences. Dr. Stone is also a Senior Science Advisor to the Special Envoy for Ocean and the World Economic Forum Ocean Program. From September 2008 to February 2018, Dr. Stone served as Chief Scientist for Conservation International and head of the Global Ocean Program. Dr. Stone earned a Ph.D. in Marine Science from the University of the South Pacific, a M.Sc. in Marine Policy from the University of Rhode Island and a B.A. in Human Ecology and Marine Biology from the College of the Atlantic.

Christelle Gedeon, Ph.D., has served as the Chief Legal officer since October 2021. Christelle is an established public company CLO having previously held a similar position in a 5-billion-dollar market cap dual-listed (Nasdaq and TSX) entity, active in more than 10 countries. She enhances the TMC management team with her expertise in navigating complex regulatory regimes, corporate governance, government relations, as well as with her deep experience in intellectual property portfolio management. Prior to joining The Metals Company, Christelle was a partner at a prominent Canadian law firm and spent several years advising life sciences clients on corporate commercial as well regulatory matters including negotiations with government agencies, securing operating licenses and internal compliance monitoring and auditing. Dr Gedeon received her LL.B/B.C.L. from McGill University and holds a Ph.D. in Clinical Pharmacology and Toxicology from the University of Toronto.

Non-Employee Directors

Andrew Hall has served on our board of directors since the closing of the Business Combination in September 2021 and is currently the Lead Independent Director and Chair of the Audit Committee. Mr. Hall is an internationally experienced executive and non-executive in the renewable energy technologies and services sector. Since July 2018, Mr. Hall has served as Managing Director of Saxjo Limited, a renewable energy consultancy company. Previously, Mr. Hall was Group Chief Financial Officer at Siemens Gamesa Renewable Energy SA, one of the largest companies in the wind and renewables industry, from April 2017 to November 2017. From October 2015 to March 2017, Mr. Hall served as Group Chief Financial Officer and Executive Director at Siemens Wind Power GmbH & Co KG, a wind turbine original equipment manufacturer. Prior to that, Mr. Hall held a number of senior positions in other divisions of Siemens AG, including Chief Financial Officer and Board Member at Siemens Holdings plc & Cluster North West Europe in London from 2012 to 2015 and Chief Financial Officer and Board Member at Siemens Ltd & Cluster Africa in Johannesburg from 2008 to 2012. Mr. Hall currently serves on the board of a portfolio of venture capital, private equity and family office-backed companies in the renewable energy sector. Since September 2019, Mr. Hall has been Executive Chair of Star Windco Limited, a company providing wind turbine erection services. Since October 2018, Mr. Hall has been a non-executive director of Time to Act Limited, which specializes in metal coatings for the gas turbine and hydrogen industries. Additionally, Mr. Hall has served as Chair of New Motion Labs Limited, which licenses technology for the manufacture of mechanical drives, since June 2019, and as Senior Independent Director of Hero Future Energies Global Limited, a global renewable energy developer, since February 2019. Previously, Mr. Hall served as a board member of A2Sea AS from 2015 to 2017, Voith Hydro GmbH & Co KG from 2015 to 2017 and Mimica Labs from 2014 to 2017. Mr. Hall earned a M.Sc. & B.Sc. from the University of Cape Town and an M.B.A. from the London Business School. Mr. Hall’s qualifications to serve on the board of directors include his extensive international experience leading large, capital-intensive businesses in the renewable energy sector.

Christian Madsbjerg has served on our board of directors since the closing of the Business Combination in September 2021. Christian currently serves as the Chair of the Nomination and Governance Committee. Since 2019, Mr. Madsbjerg has served on the board of directors of Fritz Hansen A/S Copenhagen. Since August 2018, Mr. Madsbjerg has served as Professor of Applied Humanities at The New School for Social Research. Since January 2009, Mr. Madsbjerg has served as a director and senior partner of the consulting firm, ReD Associates, which he co-founded in August 2007. Mr. Madsbjerg is also a writer whose work has been featured in publications such as The Wall Street Journal, Financial Times, The Washington Post, Der Spiegel, and Bloomberg Businessweek. His latest book, Sensemaking: The Power of the Humanities in the Age of the Algorithm, was published in the spring of 2017 by Hachette Book Group. His book The Moment of Clarity, co-written with ReD partner Mikkel B. Rasmussen, was published by Harvard Business Press in the fall of 2014. He studied philosophy and political science in Copenhagen and London and has a Masters from the University of London. Mr. Madsbjerg’s qualifications to serve on the board of directors include his expertise in advising senior executives, including the practical application of the human sciences in business.

Sheila Khama has served on our board of directors since the closing of the Business Combination in September 2021. Ms. Khama is a consultant, policy advisor and former mining industry executive with expertise in corporate governance and sustainable development of minerals, oil and gas resources. Sheila currently serves as the Chair of the Sustainability and Innovation Committee. Since April 2019, Ms. Khama has been an independent consultant on oil and gas governance and policy reforms for SK Consulting Pty, Ltd. From November 2016 to March 2019, Ms. Khama served as Practice Manager and Coordinator of Donor Relations and Partnerships at The World Bank, where she led an international team of mineral, oil and gas specialists in implementing support programs ranging from policy reforms, technical assistance, research and knowledge dissemination for various countries. From November 2013 to November 2016, Ms. Khama served as Director African Natural Resources Center at the African Development Bank in Tunisia, where she led a support program for African governments to improve development outcomes from renewable and non-renewable resources. From 2010 to 2013, Ms. Khama served as Director of the Extractives Advisory Program at the African Center for Economic Transformation, a pan-African think tank based in Ghana. Ms. Khama also previously held a number of senior roles in the private sector, including Chief Executive Officer of De Beers Botswana from 2005 to 2010, Head of Marketing and Communication at the First National Bank of Botswana Ltd from 2002 to 2005, and Group Secretary of the Anglo-American Corporation Botswana from 1994 to 2002. Ms. Khama also currently serves as a Non-Executive Director for Tullow Oil plc, a position she has held since June 2019. Ms. Khama received an M.B.A. in General Management from Edinburgh University and a B.A. from the University of Botswana. Ms. Khama’s qualifications to serve on the board of directors include her extensive experience as a corporate strategist and her deep understanding of regulatory frameworks in the minerals, oil and gas industry.

Andrei Karkar has served on our board of directors since the closing of the Business Combination in September 2021 and served as a director of DeepGreen since March 2019. Andrei currently serves as the Chair of the Compensation Committee. Since 2006, Mr. Karkar has served as Chief Executive Officer of ERAS Holdings, The Karkar Family Office, with its origins in Karkar Electronics founded in 1959 by Edward Karkar. ERAS Holdings engages in a broad range of investment activities and invests in a wide variety of asset classes. Since July 2019, Mr. Karkar has served as a member of the board of directors of CognitionX, a private company based in the United Kingdom, and is a board member of Shepherd OÜ based in Estonia Mr. Karkar received a B.A. from Georgetown University. Mr. Karkar’s qualifications to serve on the board of directors include his experience as an advisor and investor in public and private companies.

Amelia Kinahoi Siamomua has served on our board of directors since the closing of the Business Combination in September 2021. Ms. Siamomua has over 35 years of experience as a development economist and an international civil servant with a strong focus on gender equality and sustainability issues. Since March 2021, Ms. Siamomua has been an independent consultant on gender and social inclusion for the Government of Nauru. From June 2015 until February 2021, Ms. Siamomua served as Head of Gender, Economic, Youth & Sustainable Development Directorate of the Commonwealth Secretariat based in London, United Kingdom, where she represented the Secretary General at the United Nations (“UN”) High-level Group on Women’s Access to Justice and the UN Commission on the Status of Women. Between 2012 and 2014, Ms. Siamomua held a position as Inter-Regional Advisor (Small Island Developing States) within the Division for Sustainable Development at the UN Department of Economic and Social Affairs, where she analyzed best practices on sustainable development and provided policy advice to governments and relevant stakeholders in developing countries. Prior to that, Ms. Siamomua served as senior advisor in Papua New Guinea from 2010-2012 and as project coordinator in Fiji from 2008-2009 as part of the UN Development Programme. Ms. Siamomua has earned a B.A. in Economics and Politics and an M.B.A. from the University of the South Pacific. Ms. Siamomua’s qualifications to serve on the board of directors include her sustainable development expertise and her extensive knowledge of economic and social policies of developing countries.

Gina Stryker has served on our board of directors since the closing of the Business Combination in September 2021. Ms. Stryker has 20 years of tax experience in corporate settings as well as 14 years of senior management experience. Since May 2020, Ms. Stryker has served as General Counsel and Corporate Secretary of SOAC. Since August 2019, Ms. Stryker has also been a part of 3920 Partners LLC, a company focused on sustainable investment, where she now serves as Partner. From July 2018 to January 2019, Ms. Stryker served as Senior Advisor to EVP Restructuring at GenOn Energy, Inc. (“GenOn”), where she led tax and business strategy engagement as GenOn prepared to emerge from Chapter 11. Prior to July 2018, Ms. Stryker managed a family office. Ms. Stryker has earned a B.S. in Applied Science from Youngstown State University, a J.D. from University of Pittsburgh, an LLM from New York University and an M.B.A. from Rice University. Ms. Stryker’s qualifications to serve on the board of directors include her prior experience advising on tax and business strategy in the energy industry.

Kathleen McAllister has served on the board of directors since February 9, 2022. Ms. McAllister is a Chartered Professional Accountant (CPA) and former President and CEO and CFO of TransOcean Partners LLC. Ms. McAllister brings a broad range of strategic perspective to the complex challenges of operating cyclical businesses and raising capital and corporate governance in the marketplace. She currently serves as an independent director for Black Hills Corporation and Hoegh LNG Partners LP. She serves on the Audit Committee of both companies and on the Hoegh LNG Partners Conflict Committee. Previously, Ms. McAllister also served on the board of Mawersk Drilling and chaired the Audit and Risk Committee. Kathleen has broad experience in global business operations, capital raising and allocation, business transformation, risk oversight, SEC reporting, mergers and acquisitions, internal controls, tax, treasury and talent development.

There are no family relationships between or among any of our directors or executive officers.

Role of Board in Risk Oversight

The board of directors have extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent the board of directors by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the board of directors all areas of risk and the appropriate mitigating factors. In addition, the board of directors will receive periodic detailed operating performance reviews from management.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is declassified, and the directors will be elected annually.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that Andrew Hall, Gina Stryker, Sheila Khama, Christian Madsbjerg, Amelia Kinahoi Siamomua, Andrei Karkar and Kathleen McAllister, representing seven (7) of the Company’s eight (8) directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq. Andrew Hall serves as the Lead Independent Director of the board of directors.

Board Committees

The standing committees of the board of directors consist of an audit committee, a compensation committee, a nominating and corporate governance committee and the sustainability and innovation committee. The board of directors may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the board of directors will provide appropriate risk oversight of our activities.

Audit Committee

Our audit committee consists of Andrew Hall, who serves as the chairperson, and Gina Stryker. Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. We expect that Kathleen McAllister will be appointed to the audit committee to serve as its chairperson and as the “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K on or about April 1, 2022.

The board of directors has determined that Mr. Hall qualifies as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist the board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm.

The board of directors has adopted a written charter for the audit committee, which is available on the Company’s website at www.metals.co under Investors — Governance — Governance Documents.

Compensation Committee

Our compensation committee consists of Andrei Karkar, who serves as the chairperson, Sheila Khama and Gina Stryker.

The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of its executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The board of directors has adopted a written charter for the compensation committee, which is available on the Company’s website at www.metals.co under Investors — Governance — Governance Documents.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Christian Madsbjerg, who serves as the chairperson, Sheila Khama and Andrei Karkar. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with the criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for re-election and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of shareholders, (3) identifying members of the board of directors qualified to fill vacancies on any committee of the board of directors and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to the Company, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The board of directors have adopted a written charter for the nominating and corporate governance committee, which is available on the Company’s website at www.metals.co under Investors — Governance — Governance Documents.

Sustainability and Innovation Committee

Our sustainability and innovation committee consists of Sheila Khama, who serves as the chairperson, Christian Madsbjerg and Amelia Kinahoi Siamomua.

The purpose of the sustainability and innovation committee is to assist the board of directors in discharging its responsibilities relating to oversight of our policies, programs, performance and related risks and opportunities that concern key sustainability and innovation matters, including issues of significance to us and our stakeholders that may affect its business, strategy, operations, performance, or reputation.

The board of directors have adopted a written charter for the sustainability and innovation committee, which is available on the Company’s website at www.metals.co under Investors — Governance — Governance Documents.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.metals.co under Investors — Governance — Governance Documents. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendment or waiver is then permitted by Nasdaq rules.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of our chief executive officer management succession planning. A copy of our corporate governance guidelines is posted on our website at www.metals.co under Investors — Governance — Governance Documents.

Item 11.EXECUTIVE COMPENSATION

Introduction

SOAC

None of SOAC’s executive officers or directors received any cash compensation for services rendered to SOAC. SOAC agreed to pay an affiliate of the Sponsor a total of $10,000 per month, for up to 18 months, for office space, secretarial and administrative services provided to members of its management team. The Sponsor, executive officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

DeepGreen and TMC

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. The number of securities and exercise prices, as applicable, described in this section have been adjusted based on the exchange ratio calculated pursuant to the terms of the Business Combination Agreement to reflect the number of securities and exercise prices following the Business Combination.

We are currently considered a “smaller reporting company” within the meaning of the Securities Exchange Act of 1934, as amended, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to the following “Named Executive Officers” or “NEOs,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers for the fiscal year ended December 31, 2021. As of December 31, 2021, our NEOs were:

●	Gerard Barron, Chief Executive Officer;
●	Anthony O’Sullivan, Chief Development Officer; and
●	Erika Ilves, Chief Strategy Officer

In 2021, our compensation program consisted of two components: (1) compensation for services related to DeepGreen prior to the Business Combination and (2) compensation for services related to us after the Business Combination.

Prior to September 9, 2021, DeepGreen’s compensation program included base salaries, annual cash bonus, and stock option grants. The options granted on March 4, 2021 were awarded in lieu of cash bonuses to retain DeepGreen employees in furtherance of the Business Combination. The DeepGreen board had the sole discretion to award these options and exercised its discretion to do so, as it had not consistently awarded cash bonuses to its employees, despite multiple years of service. Some of the options were granted subject to the achievement of significant long-term performance goals of DeepGreen and remain unvested.

Our current executive compensation plan has been in place since September 9, 2021 and is the ongoing compensation program post-Business Combination. Our current executive compensation plan includes base salaries, Short-Term Incentive Program (paid in restricted share units for 2021), and a Long-Tterm Incentive Program (granted in the form of restricted share units grants for 2021).

In 2021, our executive compensation program was designed to provide our named executive officers with meaningful incentives and rewards, while effectively balancing the short-term and long-term interests of our shareholders with our ability to attract and retain talented executives. The compensation committee of our Board, post Business Combination (the “Compensation Committee”), has the primary responsibility for establishing our executive compensation philosophy and determining the specific components and levels of each named executive officers’ compensation. Our executive compensation program is based on four guiding principles. We have created a compensation program that combines short-term and long-term components, cash, equity, fixed and performance-based contingent payments, in the proportions that we believe achieve these four guiding principles:

●	enhance shareholder value by aligning the financial interests of our named executive officers with those of our shareholders;
●	enable us to attract, motivate and retain the people needed to define and lead our industry;
●	integrate compensation closely with the achievement of our business and performance objectives; and
●	reward the individual performance that contributes to our short-term and long-term success.

The Compensation Committee utilized and relied significantly on a competitive market analysis when determining the size, components and mix of our named executive officers’ compensation packages.

Our Named Executive Officers’ target annual compensation consists of three principal components: (a) base salary, (b) an annual performance Short-Term Incentive Plan (“STIP”) and (c) long-term equity incentive compensation under our Long-Term Incentive Plan (“LTIP”). The base salary component is primarily designed to provide a predictable level of financial stability. The STIP is designed to reward the achievement of annual goals that are aligned with our strategic plan. The base salary and STIP are referred to as the cash component of the compensation plan. The LTIP is the equity compensation component and is primarily designed to incentivize and retain our executives over a multi-year period and to reward the achievement of our long-term financial and strategic objectives.

Elements of Compensation

Our executive compensation program consists of three principal components: base salary, STIP (together with base salary, “total cash compensation”), and the LTIP. The LTIP consists primarily of restricted share units (“RSUs”), and prior to the Business Combination, stock options, that each vest over time based on continued employment and, in some cases, the achievement of performance and market goals.

Key Components of Our 2021 Compensation Plans

Compensation Element	Primary Purpose	Performance Period	Details
Cash Compensation
Base Salary	Reward for ongoing work performed, executive tenure and role	Ongoing	Provided in cash each pay period.
Short Term Incentive Plan (STIP)	Reinforce and drive short-term priorities and business results	1 year	Target award based on a percentage of salary.
Recognize and reward corporate and individual performance

Awards may be earned from 0% to 100% of target based on achievement of pre-determined corporate short-term objectives that are aligned with our strategic plan as well as individual performance.

Awards are paid in cash upon the completion of the fiscal year; however, for 2021, STIP awards were paid in immediately-vested RSUs.

Equity Compensation
Long-term incentives (LTIP)	Reinforce and drive long-term shareholder value Retain executives over a multi-year period Incentivize the achievement by management of multi-year performance goals	3 or 4 years

Grants post-Business Combination were in the form of RSUs that generally vest one-third per year over three years or in fourths over four years.

Grants made by DeepGreen prior to the Business Combination related to service prior to the Business Combination were in the form of stock options that vest over time based on continued employment as well as upon the achievement of performance and market goals. Time-based options vest one third per year over 3 years beginning from an individual’s start date, while performance-based options vest based on the achievement of four pre-established goals within a 7-year performance period.

Equity Compensation

We use long-term equity-based compensation to incentivize and retain our executive officers by linking their awards to the achievement of our long-term strategic goals. We typically award long-term equity-based compensation with restricted share units that vest over time so long as the executive remains employed with the Company.

The Compensation Committee determines the size of equity award grants after considering the following factors:

●	the competitive equity compensation practices for comparable positions identified in the applicable market analysis;
●	the executive’s level of responsibility and duties;
●	a comparison to grant levels of other executive officers;
●	individual named executive officers’ performance;
●	our corporate performance;

●	our total equity compensation costs relative to total expenses;

The Compensation Committee does not take into consideration an executive’s aggregate equity holdings or equity carrying value in determining annual long-term equity incentive awards.

In 2021, the DeepGreen board prior to the Business Combination and our Compensation Committee approved the grant of equity awards to our Named Executive Officers. They considered, to the extent applicable, our corporate performance and individual contributions in 2021 as well as in prior years. The Compensation Committee determined the value of each equity award as time-based RSUs that vest one-third per year over three years based on the potential equity compensation expense and the target award size, as well as the retention and incentive aspects of the award.  The total value was also informed by the competitive analysis conducted by FW Cook, an independent compensation consulting firm engaged by our Compensation Committee to provide competitive market data as well as advice on pay levels and compensation program structure.  The stock awards disclosed in the summary compensation table below represent the RSUs approved by our Compensation Committee, which were issued and valued on November 22, 2021, using a share price of $3.20.

Option awards disclosed in the summary compensation table below were granted by the DeepGreen board on March 4, 2021 and were valued on that date using a Black-Scholes valuation model, which ascribed a fair value between $5.42 and $5.59 per option.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our NEOs for the fiscal year ended December 31, 2021 and 2020.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Gerard Barron,	2021	565,000	296,625	2,500,000	10,833,401	—	14,195,026
Chief Executive Officer	2020	565,000	—	—	—	—	565,000

Anthony O’Sullivan,	2021	475,000	166,250	1,000,000	4,539,262	12,838	6,193,350
Chief Development Officer	2020	475,000	—	—	—	14,998	489,998

Erika Ilves,	2021	395,000	138,250	750,000	4,778,763	—	6,062,013
Chief Strategy Officer	2020	395,000	—	—	—	—	395,000
(1)	For the year ended December 31, 2021, the Company awarded an annual STIP bonus at 70% of target in the form of RSUs. The number of RSUs granted is 180,869 units for Gerard Barron, 101,372 units for Anthony O'Sullivan, and 84,299 units for Erika Ilves. The RSUs were granted on February 9, 2022 and were fully vested upon the grant date (at a fair value per RSU of $1.64).
(2)	Stock awards consists of RSUs granted during the year ended December 31, 2021. The grant date fair value is computed based on the closing market price on the date of grant in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).
(3)	The amounts shown in this column represents the aggregate grant date fair value of the time-based stock option awards and performance-based stock option awards granted by DeepGreen prior to the Business Combination, computed in accordance with FASB ASC Topic 718. Under SEC rules, these performance-based option awards are valued based on the probable outcome of the performance conditions associated with these awards, which a portion was determined to be not probable at grant. As a result, the amount determined to be not probable at grant in respect to the performance-based stock options granted in 2021 has been excluded in the table above. The grant date fair value of these performance-based stock option awards, assuming the performance conditions are achieved in full, is $15,954,495 for Gerard Barron, $6,815,302 for Anthony O’Sullivan, and $7,054,804 for Erika Ilves. Additional information can be found in note 16 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.
(4)	Consists of Australian superannuation contributions made by TMC/DeepGreen during the years 2021 and 2020.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the NEOs as of December 31, 2021. The number of securities and exercise prices, as applicable, described in this section have been adjusted based on the exchange ratio calculated pursuant to the terms of the Business Combination Agreement to reflect the number of securities and exercise prices following the Business Combination.

		Option Awards				Stock Awards
		Number of	Number of
		Securities	Securities			Number of	Market value
		Underlying	Underlying			shares or	of shares or
		Unexercised	Unexercised	Option		units of stock	units of stock
		Options	Options	Exercise	Option	that have not	that have not
		Exercisable	Unexercisable	Price	Expiration	vested	vested
Name	Grant Date	(#)	(#)(1)	($)	Date	(#)(2)	($)(3)
Gerard Barron	05/16/2019	3,473,586	—	$0.65	06/01/2028	—	—
	03/04/2021	604,458	2,275,334	0.65	06/01/2028	—	—
	11/22/2021	—	—	—	—	781,250	1,625,000
Anthony O’Sullivan	05/16/2019	466,965	—	$0.65	06/01/2028	—	—
	03/04/2021	218,707	1,011,259	0.65	06/01/2028	—	—
	11/22/2021	—	—	—	—	312,500	650,000
Erika Ilves	09/01/2018	1,099,968	—	$0.65	06/01/2028	—	—
	03/04/2021	262,109	1,011,259	0.65	06/01/2028	—	—
	11/22/2021	—	—	—	—	234,375	487,500
(1)	These stock options vest as follows, subject to continued service through each vesting threshold: (i) 25% if our market capitalization equals or exceeds $3.0 billion; (ii) 35% if our market capitalization equals or exceeds $6.0 billion; (iii) 20% if the International Seabed Authority grants us an exploitation contract; and (iv) 20% upon the commencement of the first commercial production following the grant of the exploitation contract.
(2)	Stock awards consists of RSUs that were granted on November 22, 2021 and vest one third on each anniversary of the grant date.
(3)	Market value of shares based on TMC’s closing market share price at December 31, 2021.

Other Compensation and Benefits

We believe that establishing a competitive benefit package consistent with companies with which we compete for employees is an important factor in attracting and retaining talented employees. Thus, we provide our Named Executive Officers with employee benefits on the same basis as offered to our full time non-executive employees, including health and dental benefits and a 401(k) plan (or equivalent as determined by employee’s jurisdiction of employment).

Employment Arrangements

DeepGreen entered into an employment agreement with Mr. Gerard Barron on January 1, 2018, an employment agreement with Mr. Anthony O’Sullivan on July 25, 2017, and an employment agreement with Ms. Erika Ilves on September 1, 2018, each in connection with their services as executive officers with DeepGreen, the material terms of which are described below. In addition, each NEO has agreed to non-competition, non-solicitation and non-interference covenants that apply during the term of employment and for 12 months thereafter, as well as assignment of intellectual property and confidentiality obligations, each as set forth in his or her respective employment agreement.

Mr. Barron began his current position as DeepGreen’s Chief Executive Officer in January 2018. Mr. O’Sullivan began his current position as DeepGreen’s Chief Development Officer in July 2017. Ms. Ilves began her current position as Head of Strategy and Business Development in September 2018 and continues as our Chief Strategy Officer.

Gerard Barron

DeepGreen entered into an employment agreement with Mr. Barron, who accepted and commenced his role as DeepGreen’s Chief Executive Officer on the agreement effective date, January 1, 2018 (the “Barron Employment Agreement”). Under the Barron Employment Agreement, Mr. Barron’s initial annual base salary was $450,000, which DeepGreen agreed to review on a year-to-year basis, in accordance with DeepGreen’s payroll practices. Mr. Barron’s current annual base salary is $565,000. In addition, DeepGreen issued Mr. Barron up to 187,500 common shares, upon the execution of the Barron Employment Agreement, to be paid in lieu of cash for services provided by Mr. Barron from July 2017 through November 2017. As DeepGreen’s Chief Executive Officer, Mr. Barron is eligible to participate in DeepGreen’s benefit plans and to be considered for an annual performance incentive bonus, to be granted at the discretion of the board of directors on a year-to-year basis (the “Employment Bonus”). Under the Barron Employment Agreement, if Mr. Barron is deemed eligible to receive an Employment Bonus for a particular year, then the terms of such Employment Bonus shall be provided under a separate agreement and paid as soon as practicable after the first quarter of the first financial year following the year that Mr. Barron earns such bonus.

Pursuant to the Barron Employment Agreement, Mr. Barron also received an option grant for 3,473,586 shares of DeepGreen common shares, at an exercise price of $0.65 per share, subject to the terms and conditions set forth in a stock option agreement between the parties, dated July 23, 2018 (the “Barron Stock Option Agreement”). Under the Barron Stock Option Agreement, the parties agreed that (i) 2,894,655 options would be issued as part of DeepGreen’s Long-Term Incentive Plan, with (x) 60% of such shares vesting in equal 20% installments on each of January 1, 2019, January 1, 2020 and January 1, 2021, and (y) 20% of such shares vesting upon the DeepGreen raising $20,000,000 in cash following the date of grant and (z) 20% of such shares vesting upon DeepGreen raising a total of $40,000,000 in cash following the date of grant, provided that Mr. Barron remained an employee of DeepGreen on such dates, and (ii) 578,931 options would be issued as part of Mr. Barron’s board of directors remuneration, with 50% of such shares vesting as of the grant date and 50% of such shares vesting as of January 1, 2019. Any vested options under the Barron Stock Option Agreement are set to expire on June 1, 2028. All stock options granted to Mr. Barron are governed by the terms of the DeepGreen Plan (as defined below), as well as the Barron Stock Option Agreement. In the event that Mr. Barron’s employment with DeepGreen is terminated without cause, Mr. Barron will receive a payment equal to either (i) 3 months of his then annual base salary, or (ii) in the event that DeepGreen had raised (y) $20,000,000 in equity as of January 1, 2018 and (z) DeepGreen has greater than $10,000,000 cash-on-hand as of the date of such termination, then Mr. Barron shall receive an amount equal to 12 months of his base salary as a salary continuance in accordance with the Barron Employment Agreement and DeepGreen’s standard monthly payroll practices (the “Barron Severance Benefits”). In the event that, following a change of control of DeepGreen, Mr. Barron is terminated without “cause” or resigns as a result of a “triggering event,” Mr. Baron will also be eligible to receive the Barron Severance Benefits.

Anthony O’Sullivan

DeepGreen entered into an employment agreement with Mr. O’Sullivan, who accepted and commenced his role as DeepGreen’s Chief Development Officer on July 25, 2017 (the “O’Sullivan Employment Agreement”). Pursuant to the terms of the O’Sullivan Employment Agreement, Mr. O’Sullivan’s initial annual base salary was equal to AUD$400,000, less applicable deductions (including Australian Pay As You Go withholding tax or such other withholding tax applicable to the jurisdiction in which Mr. O’Sullivan resides at the time). Mr. O”Sullivan current annual base salary is US$475,000. DeepGreen agreed to review the initial annual base salary on a year-to-year basis in accordance with the terms of the agreement. Mr. O’Sullivan is eligible to participate in DeepGreen’s employee benefit plans, short-term incentive plan and the long-term incentive plan. In connection with his hiring, Mr. O’Sullivan was granted certain stock options pursuant to the DeepGreen Plan. Subject to the terms and conditions set forth by that certain stock option agreement, made effective July 23, 2018, by and between DeepGreen and Mr. O’Sullivan (the “Sullivan Stock Option Agreement”), Mr. Sullivan was granted 2,026,258 common shares at an exercise price of $0.65 per share, subject to (i) thirty-four percent (34%) of the shares vesting as of the grant date, (ii) thirty-three percent (33%) of the shares vesting on June 1, 2019, and (iii) thirty-three percent (33%) of the shares vesting on June 1, 2020, provided that Mr. O’Sullivan remains an employee of DeepGreen on such dates. The vested options are set to expire on June 1, 2028, under the vesting and expiration conditions of the Sullivan Stock Option Agreement. In the event that Mr. O’Sullivan’s employment with DeepGreen is terminated, then any unvested options will expire on the Termination Date. If Mr. O’Sullivan’s employment with DeepGreen is terminated without “cause” or, within six months following a change of control of DeepGreen, Mr. O’Sullivan experiences a “triggering event,” Mr. O’Sullivan will receive any earned, but unpaid, annual bonus.

Erika Ilves

DeepGreen entered into an employment agreement with Ms. Ilves, who accepted and commenced her role as DeepGreen’s Head of Strategy and Business Development on September 1, 2018 (the “Ilves Employment Agreement”). Pursuant to the terms of the Ilves Employment Agreement, Ms. Ilves’ initial annual base salary was $180,000, which increased to $300,000 per annum, effective January 1, 2019. Ms. Ilves’ current annual base salary is $395,000. As a DeepGreen employee, Ms. Ilves is eligible to participate in DeepGreen’s employee benefit plans, short term incentive plan and long-term incentive plan. In connection with her hiring, Ms. Ilves was granted certain stock options under the DeepGreen Plan, subject to the terms and conditions set forth by her stock option agreement with DeepGreen, dated September 1, 2018 (the “Ilves Stock Option Agreement”). Under the Ilves Stock Option Agreement, Ms. Ilves was granted 1,099,968 common shares, at an exercise price of $0.65 per share, subject to (i) thirty-four percent (34%) of the shares vesting as of the grant date, (ii) thirty-three percent (33%) of the shares vesting on September 1, 2019, and (iii) thirty-three percent (33%) of the shares vesting on September 1, 2020. The vested options are set to expire on June 1, 2028 under the vesting and expiration conditions of the Ilves Stock Option Agreement. If Ms. Ilves’ employment with DeepGreen is terminated without “cause” or, within six months following a change of control of DeepGreen, Ms. Ilves experiences a “triggering event,” Ms. Ilves will receive any earned, but unpaid, annual bonus.

A “triggering event” is generally defined under the employment agreements as a material adverse change to any of the employee’s duties, powers or title as they existed immediately prior to a change of control, a material adverse change in the office or body to whom the employee reports immediately prior to a change in control, the employee being required to work more than 50 km from the employee’s primary place of work, or a material adverse change in the employee’s remuneration.

Employee Benefits

Our NEOs participate in employee benefit programs available to its employees generally. DeepGreen did not maintain any executive-specific benefit or perquisite programs in 2021.

Stock Option Plans and Stock Option Awards

DeepGreen Plan

As a consequence of the Business Combination, we adopted and assumed the DeepGreen Metals Inc. Stock Option Plan, as amended (the “DeepGreen Plan”), and each option to purchase DeepGreen Common Shares, whether vested or unvested, that was outstanding immediately prior to the time the arrangement pursuant to the court-approved plan of arrangement became effective (the “Effective Time”) was assumed by us and became an option (vested or unvested, as applicable) to purchase a number of our Common Shares equal to the number of DeepGreen Common Shares subject to such option immediately prior to the Effective Time multiplied by the Per Share Consideration, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Per Share Consideration, rounded up to the nearest whole cent. No further awards will be granted out of the DeepGreen Plan.

The DeepGreen Board adopted, and DeepGreen’s shareholders approved, the DeepGreen Plan on September 17, 2013. The DeepGreen Plan has been periodically amended, most notably: on July 23, 2018 in order to increase the number of shares of DeepGreen common shares available for issuance pursuant to the DeepGreen Plan to a maximum of 20% of the issued and outstanding common shares, and on May 16, 2019 in order to clarify the application with respect to certain provisions of employee scheme legislation in Australia. The DeepGreen Plan permits the grant of options of DeepGreen’s common shares, as defined by the DeepGreen Plan (the “Options”). Options may be granted only to (i) a bona fide director, senior officer, employee of DeepGreen, (ii) a company that is wholly-owned by any of the foregoing, or (iii) a consultant of DeepGreen. The board of directors, in its sole discretion, may accelerate the vesting of any unexercised options in accordance with the change of control provisions set forth in the DeepGreen Plan.

The board of directors is authorized to administer the DeepGreen Plan. In addition, consistent with the terms of the DeepGreen Plan, the board of directors may determine the number of shares issuable for the exercise of each Option, the Option Price, as defined by the DeepGreen Plan, and the times when any such Options will be granted, exercisable and expire under the DeepGreen Plan. No further awards will be granted pursuant to the DeepGreen Plan.

Upon any time when an Option granted under the DeepGreen Plan remains unexercised with respect to any common shares and a transaction is proposed that the majority of the board of directors determines is reasonably likely to be considered a Change of Control Event, as defined by the DeepGreen Plan (a “Change of Control Event”), then the board of directors, in its sole discretion, may require that: (i) DeepGreen accelerate the vesting of the Option and the time for the fulfilment of any conditions or restrictions on such vesting; (ii) the Option granted under the DeepGreen Plan be exercised (whether or not such Option has vested at any time up to and including (but not after) the effective time of the Change of Control Event, and any Options not exercised by the effective time of the Change of Control Event will be deemed to have expired; (iii) the Option granted under the DeepGreen Plan, if acceptable by the holder, be cancelled by DeepGreen for a cash payment equal to the difference between (y) the closing price of such shares on a trading day that is a determined number of days prior to the effective time of the Change of Control Event and (z) the price of the Option; or (iv) the Option granted under the DeepGreen Plan be exchanged for an Option to acquire the number of securities as are distributed to the securityholders of DeepGreen equal to (y) the exchange ratio of the shares multiplied by (z) the number of shares subject to such Option immediately prior to the effective time of the Change of Control Event, provided that any such replacement Option survives for a period of not less than one year from the effective time of the Change of Control Event, regardless of the continuing directorship, officership or employment of the holder.

The board of directors may amend, suspend, or terminate the DeepGreen Plan at any time. The board of directors Board must obtain shareholder approval of any plan amendment to the extent required by the DeepGreen Plan.

TMC Incentive Equity Plan

Eligibility

The TMC the metals company Inc. 2021 Incentive Equity Plan (the “TMC Incentive Equity Plan”) allows for grants, under the direction of the board of directors or compensation committee, as the plan administrator, of stock options, stock appreciation rights, restricted stock awards, stock awards, restricted share units and other stock or equity-related cash-based awards to employees, consultants and non-employee directors who, in the opinion of the plan administrator, are in a position to make a significant contribution to our long-term success. All of our employees, non-employee directors and consultants and our affiliates will be eligible to participate in the TMC Incentive Equity Plan.

Shares Available for Issuance

The TMC Incentive Equity Plan provides for the future issuance of 24,682,385 Common Shares, provided that 1/11 of the Common Shares available under the Plan will only be available to our non-employee directors. Notwithstanding the foregoing, the number of future shares that may be issued will increase automatically on the first day of each fiscal year during the period beginning with fiscal year 2022 and ending on the tenth anniversary of the closing of the Business Combination, equal to the lesser of (a) 4% of the number of outstanding Common Shares on such date, and (b) an amount determined by the plan administrator.

Generally, Common Shares reserved for awards under the TMC Incentive Equity Plan that lapse or are forfeited or cancelled will be added back to the share reserve available for future awards. However, shares delivered to or withheld to pay withholding taxes or any applicable exercise price will not be available for issuance under the TMC Incentive Equity Plan. In addition, any shares repurchased on the open market using exercise price proceeds will not be available for issuance under the TMC Incentive Equity Plan.

The aggregate grant date fair value of shares granted to any non-employee director under the TMC Incentive Equity Plan and any other cash compensation paid to any non-employee director in any calendar year may not exceed $500,000; increased to $750,000 in the year in which such non-employee director initially joins the board of directors.

Stock Options

The terms and conditions of our ability to grant stock options are governed by the TMC Incentive Equity Plan. Notably, we have established a sub-plan to the TMC Incentive Equity Plan (the “U.S. Sub-Plan”) for the purpose of granting stock options to employees who are residents of the United States or who are or may become subject to U.S. tax. Stock options granted under the U.S. Sub-Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options. Incentive stock options may be granted to employees of TMC and its affiliates, and the aggregate fair market value of a Common Share determined at the time of grant with respect to incentive stock options that are exercisable for the first time by a participant during any calendar year may not exceed $100,000. Non-qualified options may be granted to our employees, non-employee directors and consultants and our affiliates. If an incentive stock option is granted to an individual who owns 10% or less of the combined voting power of all classes of our stock or our affiliate, the exercise price of the stock option may not be less than 100% of the fair market value of the Common Shares on the date of grant, and the term of the stock option may not be longer than ten years. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our stock of or our affiliate, the exercise price of the stock option may not be less than 110% of the fair market value of the Common Shares on the date of grant, and the term of the stock option may not be longer than five years.

Award agreements for stock options include rules for exercise of the stock options after termination of service. Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement. Generally, stock options will be exercisable for three months after termination of service for any reason other than death or total and permanent disability, and for one (1) year after termination of service on account of death or total and permanent disability but will not be exercisable if the termination of service was due to cause.

Restricted Stock

Restricted stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain time or performance-based vesting conditions. If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited. During the restricted period, the holder of restricted stock has the rights and privileges of a regular shareholder, except that generally dividend equivalents may accrue but will not be paid during the restricted period, and the restrictions set forth in the applicable award agreement apply. For example, the holder of restricted stock may vote the restricted shares, but he or she may not sell the shares until the restrictions are lifted.

Restricted Share Units

Restricted share units vest in accordance with terms and conditions established by the plan administrator and when the applicable restrictions lapse, the grantee will be entitled to receive a payout in cash, shares or a combination thereof based on the number of restricted share units as specified in the award agreement. Dividend equivalents may accrue but will not be paid prior to and only to the extent that, the restricted stock unit award vests. The holder of restricted share units does not have the rights and privileges of a regular shareholder, including the ability to vote the restricted share units.

Other Share-Based Awards and Performance-Based Awards

The TMC Incentive Equity Plan also authorizes the grant of other types of share-based compensation including, but not limited to share appreciation rights and unrestricted share awards. The plan administrator may award such share-based awards subject to such conditions and restrictions as it may determine. We may grant an award conditioned on satisfaction of certain performance criteria. Such performance-based awards also include performance-based restricted shares and restricted share units. Any dividends or dividend equivalents payable or credited to a participant with respect to any unvested performance-based award will be subject to the same performance goals as the shares or units underlying the performance-based award.

Plan Administration

In accordance with the terms of the TMC Incentive Equity Plan, the board of directors may administer the TMC Incentive Equity Plan or authorize the compensation committee to administer the TMC Incentive Equity Plan. The compensation committee may delegate part of its authority and powers under the TMC Incentive Equity Plan to one or more of our directors and/or officers, but only the compensation committee can make awards to participants who are subject to the reporting and other requirements of Section 16 of the Exchange Act. In accordance with the provisions of the TMC Incentive Equity Plan, the plan administrator determines the terms of awards, including, which employees, directors and consultants will be granted awards, the number of shares subject to each award, the vesting provisions of each award, the termination or cancellation provisions applicable to awards, and all other terms and conditions upon which each award may be granted in accordance with the TMC Incentive Equity Plan.

In addition, the plan administrator may, in its discretion, amend any term or condition of an outstanding award provided (i) such term or condition as amended is not prohibited by the TMC Incentive Equity Plan and does not require shareholder approval under the rules of Nasdaq, and (ii) any such amendment will be made only with the consent of the participant to whom such award was made, if the amendment is adverse to the participant unless such amendment is required by applicable law or necessary to preserve the economic value of such award.

Stock Dividends and Stock Splits

If the Common Shares are subdivided or combined into a greater or smaller number of shares or if we issue any common shares as a stock dividend, the number of common shares deliverable upon exercise of an option issued or upon issuance of an award will be appropriately increased or decreased proportionately, and appropriate adjustments will be made in the exercise price per share of stock options or purchase price, if any, and performance goals applicable to performance-based awards, if any, to reflect such subdivision, combination or stock dividend.

Corporate Transactions

Upon a merger or other reorganization event, the plan administrator or the board of directors of any entity assuming our obligations may take any one or more of the following actions pursuant to the TMC Incentive Equity Plan, as to some or all outstanding options and awards:

●	provide that all outstanding options will be assumed or substituted by the successor corporation;
●	upon written notice to a participant, provide that the participant’s unexercised options must be exercised within a specified number of days of the date of such notice, at the end of which period such unexercised options will terminate;
●	in the event of a merger pursuant to which holders of Common Shares will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to option holder participants equal to the difference between the merger price times the number of Common Shares subject to such outstanding options, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options;
●	with respect to other stock awards, provide that outstanding awards will be assumed or substituted by the successor corporation;
●	with respect to stock awards, and in lieu of any of the foregoing, provide that, upon consummation of the transaction, each outstanding stock award will be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such transaction to a holder of the number of Common Shares comprising such award (to the extent such stock grant or award is no longer subject to any forfeiture or repurchase rights then in effect or, at the discretion of the board of directors or an authorized committee, all forfeiture and repurchase rights being waived upon such transaction); and
●	upon consummation of a Corporate Transaction, to the extent not assumed or substituted by the successor or cashed out, the outstanding awards will terminate.

Amendment and Termination

The TMC Incentive Equity Plan may be amended by our shareholders. It may also be amended by the board of directors or the compensation committee, provided that any amendment which is of a scope that requires shareholder approval as required by (i) the rules of Nasdaq or (ii) for any other reason, is subject to obtaining such shareholder approval. However, no such action may adversely affect any rights under any outstanding award without the holder’s consent unless such amendment is required by applicable law or necessary to preserve the economic value of such award.

Duration of Plan

The TMC Incentive Equity Plan will expire by its terms in April 2031.

Director Compensation

On September 9, 2021, we adopted a non-employee director compensation policy. Pursuant to the policy, the annual cash retainer for non-employee directors is $90,000. Annual cash retainers for committee membership are as follows:

Position	Retainer
Lead director	$30,000
Audit Committee chairperson	$22,500
Audit Committee member	$7,500
Compensation Committee chairperson	$15,000
Compensation Committee member	$5,000
Nominating and Corporate Governance Committee chairperson	$15,000
Nominating and Corporate Governance Committee member	$5,000
Sustainability and Innovation Committee chairperson	$15,000
Sustainability and Innovation Committee member	$5,000

These fees are payable in arrears in quarterly installments as soon as practicable following the last business day of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on the board of directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the board of directors and any committee of the board of directors on which they serve and in connection with other business related to the board of directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to the board of directors a number of restricted share units (“RSUs”) (each RSU relating to one share of Common Shares), having an aggregate fair market value equal to $100,000, determined by dividing (A) $100,000 by (B) the closing price of the Common Shares on Nasdaq on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to the board of directors. Each of these grants shall vest in equal annual installments over three years from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

The table below summarizes the compensation of each person serving as a non-employee director of TMC and DeepGreen for the fiscal year ended December 31, 2021. Gerard Barron, our Chief Executive Officer, did not receive any additional compensation for his service as a director of DeepGreen in 2021. The compensation of Mr. Barron as a NEO is set forth above under “— Summary Compensation Table.”

	Fees Earned
	or Paid in	Stock	Option		All Other
	Cash	Awards	Awards		Compensation	Total
Name	($)	($)(1)	($)		($)	($)
Andrew Hall	$39,560	$99,998	$—		$—	$139,558
Sheila Khama	$35,682	$99,998	$—		$—	$135,680
Andrei Karkar	$34,130	$99,998	$1,055,485	(2)	$—	$1,189,614
Gina Stryker	$31,803	$99,998	$—		$—	$131,801
Scott Leonard	$34,906	$99,998	$—		$—	$134,904
Amelia Kinahoi-Saimomua	$29,476	$99,998	$—		$—	$129,474
Christian Madsbjerg	$34,130	$99,998	$—		$—	$134,129
Jonas Munch Agerskov	$41,671	$—	$—		$—	$41,671
Paul Matysek	$22,947	$—	$1,129,224	(3)	$—	$1,152,171
Brian Paes-Braga	$45,144	$—	$1,371,246	(4)	$—	$1,416,389
(1)	Consists of 8,032 RSUs granted during the year ended December 31, 2021. The grant date fair value is computed based on the closing market price on the date of grant in accordance with ASC 718.
(2)	Consists of 63,682 STIP options and 126,407 LTIP options granted under the DeepGreen Plan during the year ended December 31, 2021. Refer to note 16 in the Company’s audited consolidated financial statement for details on the grant date fair value of the option awards , computed in accordance with ASC 718.
(3)	Consists of 5,789 STIP options and 101,126 LTIP options granted under the DeepGreen Plan during the year ended December 31, 2021. Refer to note 16 in the Company’s audited consolidated financial statement for details on the grant date fair value of the option awards , computed in accordance with ASC 718.
(4)	Consists of 126,407 LTIP options granted under the DeepGreen Plan during the year ended December 31, 2021. Refer to note 16 in the Company’s audited consolidated financial statement for details on the grant date fair value of the option awards, computed in accordance with ASC 718.

The following lists all outstanding equity awards held by non-employee directors as of December 31, 2021:

	Aggregate	Number of
	Number of	Shares or Units
	Shares Underlying	of Stock That
	Outstanding	Have Not Vested
Name	Options (1)	(2)
Andrew Hall	—	8,032
Sheila Khama	—	8,032
Andrei Karkar	769,020	8,032
Gina Stryker	—	8,032
Scott Leonard	—	8,032
Amelia Kinahoi-Saimomua	—	8,032
Christian Madsbjerg	716,916	8,032
Jonas Munch Agerskov	—	—
Paul Matysek	685,846	—
Brian Paes-Braga	126,407	—
(1)	Consists of STIP options granted under the DeepGreen Plan which are fully vested, and have an exercise price ranging from $0.52 to $2.60 and expiration date between February 17, 2026 to June 30, 2028 and LTIP options granted under the DeepGreen Plan which vest as follows, subject to continued service through each vesting threshold: (i) 25% if our market capitalization equals or exceeds $3.0 billion; (ii) 35% if our market capitalization equals or exceeds $6.0 billion; (iii) 20% if the International Seabed Authority grants us an exploitation contract; and (iv) 20% upon the commencement of the first commercial production following the grant of the exploitation contract. LTIP options have an exercise period of $0.65 and expiration date of June 1, 2028.
(2)	Consists of RSUs which vests in thirds on each anniversary of the grant date.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Shares as of February 28, 2022 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Common Shares;
●	each of the Company’s executive officers and directors; and
●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Common Shares issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of Common Shares is based on 226,828,919 Common Shares issued and outstanding as of February 28, 2022.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Common Shares beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o TMC the metals company Inc., 595 Howe Street, 10th Floor, Vancouver, British Columbia, Canada V6C 2T5.

		Percentage
	Number of	of Shares
	Common	Beneficially
Name and Address of Beneficial Owner	Shares(1)	Owned (%)
Directors and Executive Officers:
Gerard Barron(2)	18,654,997	8.1%
Anthony O’Sullivan(3)	1,362,154	*
Erika Ilves(4)	1,694,157	*
Craig Shesky(5)	564,025	*
Dr. Gregory Stone(6)	1,433,516	*
Christelle Gedeon(7)	21,894	*
Gina Stryker(8)	496,588	*
Christian Madsbjerg(9)	590,509	*
Andrew Hall	—	—
Sheila Khama	—	—
Andrei Karkar(10)	45,678,305	20.0%
Amelia Kinahoi Siamomua	—	—
Kathleen McAllister	—	—
All Directors and Executive Officers of the Company as a Group (11 Individuals)(11)	70,494,145	29.9%
Five Percent Holders:
ERAS Capital(12)	45,035,692	19.7%
Maersk Supply Service A/S(13)	20,820,816	9.2%
Allseas Group S.A.(14)	16,451,648	7.3%
*	Indicates beneficial ownership of less than 1%.
(1)	Excludes Special Shares.
(2)	Consists of (i) 14,487,559 Common Shares, (ii) 4,078,044 Common Shares underlying options that are exercisable within 60 days of February 28, 2022, and (iii) 89,394 Common Shares underlying warrants held by Mr. Barron. Does not include 2,275,334 Common Shares underlying options that are not exercisable and 781,250 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Mr. Barron.
(3)	Consists of (i) 575,110 Common Shares held by The O’Sullivan Family Trust No. 1 and 101,372 Common Shares held by Mr. O’Sullivan, (ii) 685,672 Common Shares underlying options that are exercisable within 60 days of February 28, 2022 held by Mr. O’Sullivan. Does not include 1,011,259 Common Shares underlying options that are not exercisable and 312,500 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by O’Sullivan. Anthony O’Sullivan is the sole director of JOZEM Pty Ltd. which is the trustee of The O’Sullivan Family Trust No. 1.
(4)	Consists of (i) 301,398 Common Shares held by Ms. Ilves, (ii) 1,362,077 Common Shares underlying options that are exercisable within 60 days of February 28, 2022 held by Ms. Ilves, and (iii) 30,682 Common Shares held of record by Ms. Ilves’ children. Does not include 1,011,259 Common Shares underlying options that are not exercisable and 234,375 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Ms. Ilves.

(5)	Consists of 428,941 Common Shares and (ii) 135,084 Common Shares underlying options that are exercisable within 60 days of February 28, 2022 held by Mr. Shesky. Does not include 522,981 Common Shares underlying options that are not exercisable and 234,375 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Mr. Shesky.
(6)	Consists of (i) 109,903 Common Shares and (ii) 1,323,613 Common Shares underlying options that are exercisable within 60 days of February 28, 2022 held by Mr. Stone. Does not include 505,630 Common Shares underlying options that are not exercisable and 156,250 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Dr. Stone.
(7)	Consists of (i) 21,894 Common Shares held by Ms. Gedeon. Does not include 265,625 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Ms. Gedeon.
(8)	Consists of (i) 151,585 Common Shares held by Ms. Stryker, (ii) 147,672 Common Shares held by the Gina Thomas Stryker 2008 Children’s Trust U/A DTD 12/09/2008 JRT, (iii) 147,672 Common Shares held by the Gina Thomas Stryker 2008 Children’s Trust U/A DTD 12/09/2008 MET, (iv) 209,221 Common Shares underlying warrants held by Ms. Stryker, (v) 202,528 Common Shares underlying warrants held by the Gina Thomas Stryker 2008 Children’s Trust U/A DTD 12/09/2008 JRT and (vi) 202,528 Common Shares underlying warrants held by the Gina Thomas Stryker 2008 Children’s Trust U/A DTD 12/09/2008 MET. Ms. Stryker is the trustee of each of these trusts.
(9)	Consists of 590,509 Common Shares underlying options that are exercisable within 60 days of February 2, 2022 held by Mr. Madsbjerg. Does not include 126,407 Common Shares underlying options that are not exercisable and 8,032 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Mr. Madsbjerg.
(10)	Consists of (i) 642,613 Common Shares underlying options that are exercisable within 60 days of February 28, 2022 held by Mr. Karkar, (ii) 43,620,976 Common Shares held by ERAS Capital LLC (“ERAS”), and (iii) 1,414,716 Common Shares underlying warrants held by ERAS. Does not include 126,407 Common Shares underlying options that are not exercisable and 8,032 Common Shares underlying restricted share units that do not vest within 60 days of February 28, 2022 held by Mr. Karkar. Mr. Karkar has voting and dispositive control over the securities held by ERAS and therefore Mr. Karkar may be deemed to have beneficial ownership of the shares held by ERAS.
(11)	See footnotes 2 through 10.
(12)	The address of ERAS is 323 Marina Boulevard, San Francisco, California 94123. Consists of (i) 43,620,976 Common Shares and (ii) 1,414,716 Common Shares issuable upon exercise of warrants owned by ERAS. Andrei Karkar has voting and dispositive control over the securities held by ERAS and therefore Mr. Karkar may be deemed to have beneficial ownership of the shares held by ERAS.
(13)	The address of Maersk Supply Service A/S is Esplanaden 50 Copenhagen K, DK-1098 Denmark. Maersk Supply Service A/S is a subsidiary of AP Moller-Maersk A/S.
(14)	The address of Allseas Group S.A. is 18 Route de Pra de Plan, Case Postale, 411 1618 Chatel-Saint-Denis, Switzerland. Excludes 1,000,000 Common Shares held by Argentum Cedit Virtuti GCV, which has an ownership interest in Allseas Group S. A., to which Allseas Group, S.A. does not have voting or investment power with respect thereto.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	(a)		(b)		(c)
Number of securities
remaining available
	Number of securities				for future issuance
	to be issued		Weighted-average		under equity
	upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders	29,234,300	(1)	$1.11	(2)	20,735,756	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	29,234,300		$1.11		20,735,756

(1)	Consists of (i) 25,287,670 shares to be issued upon exercise of outstanding options under the DeepGreen Plan and (ii) 3,946,630 shares to be issued upon exercise of outstanding RSUs under the TMC Incentive Equity Plan.
(2)	Consists of the weighted-average exercise price of the 25,287,670 options outstanding on December 31, 2021.
(3)	Consists of shares that remained available for future issuance under the TMC Incentive Equity Plan as of December 31, 2021. No shares remained available for future issuance under the DeepGreen Plan as of December 31, 2021.

The TMC Incentive Equity Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the TMC Incentive Equity Plan to be added on the first day of each fiscal year, beginning in fiscal year 2022 and ending on the tenth anniversary of the closing of the Business Combination. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding Common Shares on such date and (ii) an amount determined by the plan administrator.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions — SOAC

Founder Shares

On December 31, 2019, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of SOAC’s Class B ordinary shares, par value $0.0001 for an aggregate price of $25,000. In March 2020, the Sponsor transferred 30,000 Founder Shares to each of SOAC’s independent directors. The Founder Shares became our common shares prior to the Business Combination. The Sponsor had agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20% of SOAC’s issued and outstanding shares after the initial public offering. The over-allotment option expired in June 2020; thus, these Founder Shares were forfeited accordingly.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial business combination; or (B) subsequent to the initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which SOAC completes a liquidation, merger, share exchange or other similar transaction that results in all of SOAC’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, SOAC consummated the private placement of 9,500,000 private placement warrants at a price of $1.00 per private placement warrant to the Sponsor, generating gross proceeds of $9.5 million with each private placement warrant exercisable for one whole Class A ordinary share at a price of $11.50 per share.

A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by permitted transferees.

The Sponsor and SOAC’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until October 9, 2021.

Related Party Loans

On December 31, 2019, the Sponsor agreed to loan SOAC an aggregate of up to $300,000 to cover expenses related to SOAC’s initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the initial public offering. The Sponsor paid an aggregate of approximately $163,000 to cover expenses on SOAC’s behalf under the Note. On May 8, 2020, SOAC repaid the Note in full.

Administrative Support Agreement

SOAC entered into an agreement, commencing on May 8, 2020, through the earlier of the SOAC’s consummation of a Business Combination and its liquidation, to reimburse the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. SOAC incurred and paid $80,000 in expenses in connection with such services and recorded in general and administrative expenses in the statements of operations for each of the years ended December 31, 2021 and 2020.

PIPE Financing

In the private placement of common shares, consummated on September 9, 2021, Allseas Group SA and Argentum Cedit Virtuti, an affiliate of Allseas, purchased $20 million and $10 million of our Common Shares, respectively.

Certain Relationships and Related Person Transactions — Legacy DeepGreen

2019 Private Placement

In 2019, DeepGreen sold 11,793,764 DeepGreen Common Shares at a price per share ranging from $1.51 to $2.59 in a private placement transaction for total gross proceeds of $26,158,504. In connection therewith, ERAS Capital, an entity controlled by Andrei Karkar and an owner of more than 5% of our Common Shares, purchased 3,308,177 shares in the offering for an aggregate purchase price of $5,000,000.

2020 Private Placement

In 2020, DeepGreen sold 6,553,409 DeepGreen Common Shares at a price per share of $3.11 in a private placement transaction for total gross proceeds of $20,375,712. In connection therewith, (i) Gerard Barron, our Chief Executive Officer and Chairman of our board of directors and an owner of more than 5% of our Common Shares, purchased 241,800 DeepGreen Chares in the offering for an aggregate purchase price of $749,999 on August 7, 2020, and (ii) ERAS Capital, an entity controlled by Andrei Karkar and an owner of more than 5% of our Common Shares, purchased 2,412,212 DeepGreen Shares in the offering for an aggregate purchase price of $7,499,999 on July 13, 2020.

Consulting Agreements

DGE is party to a consulting agreement with SSCS Pte. Ltd. (“SSCS”), an entity that is wholly-owned by John Machin, our Head of Offshore Engineering, to manage offshore engineering studies. Mr. Machin is also a director of DGE. Consulting services during the year ended December 31, 2021 amounted to $275,000, and consulting services for the year ended December 31, 2020 amounted to $275,000. As of December 31, 2021, the amount payable to SSCS amounted to $23,000.

Gregory Stone, our Chief Ocean Scientist, regularly provides consulting services to us through Ocean Renaissance LLC (“Ocean Renaissance”), where he is a principal. Consulting services during the year ended December 31, 2021 amounted to $375,000, and consulting services during the year ended December 31, 2020 amounted to $366,667. As of December 31, 2021, the additional amounts payable to Ocean Renaissance amounted to $nil.

Allseas

On March 29, 2019, the Company and Allseas entered into a Strategic Alliance Agreement (“SAA”), which provides the foundation for DeepGreen and Allseas to conduct project development of an integrated offshore nodule collection system for the Company’s subsidiaries. As initially constituted, Allseas agreed to subscribe for (i) 7.7 million DeepGreen Common Shares for a purchase price of $20,000,000 in cash (the “Subscription”), the entire amount of which was funded, and (ii) an additional 11.6 million common shares in exchange for services rendered by Allseas in respect of the contemplated pilot mining test system (the “PMTS”), which would be designed and built by Allseas. The 11.6 million shares would only be issued upon completion of the PMTS (the “Success Fee Shares”), along with an additional $30 million cash success fee that would be payable simultaneously therewith. The SAA also contemplated that the Company and Allseas would enter into other commercial arrangements following the successful completion of the PMTS.

On July 8, 2019, the Company and Allseas entered into the Pilot Mining Test Agreement (the “PMTA”), which governed the terms, design specifications, procedures, and timetable under which Allseas agreed to complete the PMTS, and which agreement is intended to be used by NORI. The PMTA was subsequently amended on September 1, 2019, February 20, 2020, and March 4, 2021. The SAA was also amended on March 4, 2021 (collectively with the PMTA amendment of the same date, the “Amendment”), which Amendment became effective upon closing of the Business Combination Under the PMTA, in exchange for Allseas’ development efforts, upon successful delivery of the pilot trial of the PMTS in NORI Area D by Allseas, we agreed to pay Allseas: (a) $30.0 million in cash and (b) issue 11.6 million common shares.

On February 20, 2020, the PMTA was amended to recognize the acquisition by Allseas of the Hidden Gem, a former drillship to be converted into a surface production vessel that would first be used as part of the PMTS, and later as part of the commercial production system. We paid an additional: (a) $10.0 million in cash and (b) $10.0 million by issuing 3.2 million common shares valued at $3.11 per share.

On March 4, 2021 and June 30, 2021, the Company and Allseas further amended the PMTA whereby, instead of issuing 11.6 million common shares upon successful delivery of the pilot trial of the PMTS in NORI Area D, we issued the Allseas Warrant (Note 14).

The amendment on March 4, 2021 stipulated that if the market price of the Company’s common shares on June 1, 2022 is higher than $12.95 per common share, the aggregate value of the common shares underlying the Allseas Warrant above $150 million as at June 1, 2022 will automatically become a commercial credit from Allseas to the Company equal to the excess value. This commercial credit will be effective on the vesting date of the Allseas Warrant and the Company will be able to exchange this excess value for any future goods and services from Allseas under the nodule collection and shipping contract for one year after commercial production. There can be no assurance that such future goods and services from Allseas will occur.

The 2021 contract amendments also restructured the original $30.0 million lump sum cash payment upon successful delivery of the PMTS to:

●	$10 million within 10 business days of the closing of the Business Combination and Allseas providing confirmation of placing an order for certain equipment and demonstrating certain progress on construction of the PMTS;
●	$10 million on the later of (i) January 1, 2022, and (ii) confirmation of successful completion of the North Sea drive test; and

●	$10 million upon successful completion of the pilot trial of the PMTS in NORI Area D.

On October 5, 2021, the first $10 million payment was paid to Allseas for successfully reaching the first progress milestone, with the completion of the Business Combination and by confirming the order of certain equipment and demonstrating certain progress on construction of the PMTS.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The PMTS developed and currently being tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 Mtpa of wet nodules and expected production readiness by the fourth quarter of 2024. NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero System into production currently estimated at less than EUR100 million. It is anticipated that NORI will not have to make any Project Zero System-related payments to Allseas until March 31, 2023. Once in production, NORI expects to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scales up production to 1.3 Mtpa of wet nodules. The parties intend to further detail and revise these cost estimates in the definitive agreement contemplated by the non-binding term sheet, which the parties expect to enter into no later than December 31, 2022 following the completion of the pilot collection tests. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a Samsung 10000, with the potential for it to be engineered to support a higher production rate of 3 million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Maersk

On March 21, 2017, the Company entered into four charter vessel agreements with Maersk and one charter vessel agreement with Maersk UK (together, the “Maersk Supply Agreements”) pursuant to which Maersk and Maersk UK agreed to supply the Company with vessels and offshore services for a total of five marine campaigns. By letter agreement on March 3, 2021, the Company and Maersk agreed to extend the arrangement until 2022.

Pursuant to the Maersk Investment and Participation Agreement dated March 15, 2017 (the “Participation Agreement”), the Company agreed, among other things, that in return for marine cruises and related project management services provided by Maersk and Maersk UK, the Company will issue that number of common shares as is equal to the final cost of each marine cruise divided by $1.08 (subject to adjustment as described therein), upon completion of each marine cruise, and after agreement between the parties as to the calculation of the final cost to Maersk or Maersk UK for such cruise.

On March 3, 2021, the Participation Agreement with Maersk was amended whereby all costs incurred on or after February 5, 2021 pertaining to the use of the marine vessel would be paid in cash rather than through issuance of common shares. By this amendment, Maersk irrevocably waived certain pro rata participation rights that it may have had under the Participation Agreement in connection with the Business Combination and acknowledged that all amounts owing to Maersk for services rendered through February 5, 2021 in the aggregate amount of $4.6 million had been satisfied by the issuance of 4.2 million common shares.

Our arrangements with Maersk all ended in January 2022.

Amended and Restated Registration Rights Agreement

Registration Rights

At the closing of the Business Combination, we, the initial shareholders, including the Sponsor (the “Sponsor Group Holders”), and certain holders of DeepGreen securities immediately prior to the Effective Time (the “DeepGreen Holders”) entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which, among other things, the Sponsor Group Holders and the DeepGreen Holders were granted certain registration rights with respect to their respective Common Shares on the terms and subject to the conditions therein.

Lock-Up Restrictions

Under the Amended and Restated Registration Rights Agreement, the Sponsor Group Holders and the DeepGreen Holders also agreed not to effect any sale or distribution of certain of our equity securities held by them during the period ending on the earlier of (A) 180 days after the Closing, which ended on March 8, 2022, and (B) the date on which (x) the Common Shares have traded at a price that is greater than or equal to $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) during any 20 trading days within any 30 consecutive trading days after the Closing, or (y) we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Common Shares for cash, securities or other property. Certain Common Shares held by the Sponsor Group Holders shall not be offered, sold, pledged or distributed for periods of six months, which expired on March 8, 2022, or twelve months, as applicable, and certain Common Shares held by the DeepGreen Holders shall not be offered, sold, pledged or distributed for periods of six months, which expired on March 8, 2022, or eighteen months, as applicable, subject to the exceptions described in the Amended and Restated Registration Rights Agreement.

Indemnity Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with the Business Combination, the Company entered into indemnity agreements with each of its directors and executive officers. Each indemnity agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to the Company, or, at the Company’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law. The Company also maintains a general liability insurance policy, which covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company or any of its subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

●	any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year;
●	a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of the Company’s last fiscal year;
●	any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities (a “Significant Shareholder”); or
●	any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Shareholder of the Company.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

The Company has implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of the Company’s voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of the board of directors) for review.

To identify Related Person Transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the related person’s interest in the transaction;
●	the approximate dollar value of the amount involved in the transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of business of the Company;
●	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third-party;
●	the purpose of, and the potential benefits to the Company of, the transaction; and
●	any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP (“EY”) for the audit of the Company’s annual financial statements for the years ended December 31, 2021, and December 31, 2020, and fees billed for other services rendered by EY during those periods.

	2021	2020
Audit fees:(1)	$705,795	$381,330
Audit related fees:	—	—
Tax fees:	—	—
All other fees:	—	—
(1)	Consist of aggregate fees for professional services provided in connection with the annual audits of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and fees related to accounting matters that were addressed during the annual audit and quarterly reviews. This category also includes fees for services that were incurred in connection with regulatory filings or engagements.

Pre-Approval Policy and Procedures

The audit committee’s charter sets forth the audit committee’s obligations relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. The charter provides that we will not engage our independent registered public accounting firm to provide audit or non-audit services unless the service is pre-approved by the audit committee. In addition, we will not engage any other accounting firm to provide audit services unless such services are pre-approved by the audit committee.

In connection with the foregoing, the audit committee may approve specific services in advance. In addition, from time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm in the future. Any such pre-approval of types of services is detailed as to the particular service or type of service to be provided and is also generally subject to a maximum dollar amount.

The audit committee has also delegated to the chairperson of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairperson of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1††	Business Combination Agreement, dated as of March 4, 2021, by and among Sustainable Opportunities Acquisition Corp., 1291924 B.C. Unlimited Liability Company and DeepGreen Metals Inc.		Form 8-K (Exhibit 2.1)	3/4/2021	001-39281
3.1	Notice of Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.1)	9/15/2021	001-39281
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.2)	9/15/2021	001-39281
4.1	Description of Securities	X
4.2	TMC the metals company Inc. Common Share Certificate		Form 8-K (Exhibit 4.1)	9/15/2021	001-39281
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Sustainable Opportunities Acquisition Corp., dated May 8, 2020		Form S-1 (Exhibit 4.2)	10/7/2021	333-260126
4.4	Warrant to Purchase Common Shares issued by DeepGreen Metals Inc. to Allseas Group S.A. on March 4, 2021		Form S-4 (Exhibit 4.4)	4/8/2021	333-255118
10.1

Amended and Restated Registration Rights Agreement, by and between Sustainable Opportunities Acquisition Corp., Sustainable Opportunities Holdings LLC, the parties listed under Sponsor Group Holders on the signature page(s) thereto and the parties listed under DeepGreen Holders on the signature page(s) thereto

			Form S-4/A (Exhibit 10.5 – Annex H)	8/5/2021	333-255118
10.2†	Strategic Alliance Agreement, dated as of March 29, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4 (Exhibit 10.7)	4/8/2021	333-255118
10.3†	Pilot Mining Test Agreement dated as of July 8, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4 (Exhibit 10.8)	4/8/2021	333-255118
10.4†	Third Amendment to Pilot Mining Test Agreement and First Amendment to Strategic Alliance Agreement, dated as of March 4, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4 (Exhibit 10.9)	4/8/2021	333-255118
10.5	Fourth Amendment to Pilot Mining Test Agreement and Second Amendment to Strategic Alliance Agreement, dated as of June 30, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4/A (Exhibit 10.23)	7/14/2021	333-255118

10.6†	Sponsorship Agreement, dated as of March 8, 2008, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-4 (Exhibit 10.13)	4/8/2021	333-255118
10.7†	Sponsorship Agreement, dated as of September 23, 2021, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-1 (Exhibit 10.13)	10/7/2021	333-255118
10.8†	Sponsorship Agreement, dated as of June 5, 2017, by and among the Republic of Nauru, the Nauru Seabed Minerals Authority, and Nauru Ocean Resources Inc.	Form S-4 (Exhibit 10.14)	4/8/2021	333-255118
10.9	Certificate of the Sponsorship signed by the Government of Nauru on April 11, 2011	Form S-4/A (Exhibit 10.24)	7/28/2021	333-255118
10.10	ISA Contract for Exploration (Republic of Nauru) dated as of July 22, 2011	Form S-4 (Exhibit 10.15)	4/8/2021	333-255118
10.11	ISA Contract for Exploration (Kingdom of Tonga) dated as of January 11, 2012	Form S-4 (Exhibit 10.16)	4/8/2021	333-255118
10.12+	Form of Indemnity Agreement	Form 8-K (Exhibit 10.18)	9/15/2021	001-39281
10.13+	Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.19)	9/15/2021	001-39281
10.14+	Employment Agreement, dated December 15, 2017, by and between DeepGreen Metals Inc. and Gerard Barron	Form S-4/A (Exhibit 10.17)	5/27/2021	333-255118
10.15+	Employment Agreement, dated July 25, 2017, by and between DeepGreen Metals Inc. and Anthony O’Sullivan	Form S-4/A (Exhibit 10.18)	5/27/2021	333-255118
10.16+	Employment Agreement, dated September 1, 2018, by and between DeepGreen Metals Inc. and Erika Ilves	Form S-4/A (Exhibit 10.19)	5/27/2021	333-255118
10.17.1+	TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.1)	9/15/2021	001-39281
10.17.2+	Form of Stock Option Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.2)	9/15/2021	001-39281
10.17.3+	Form of Restricted Stock Unit Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.3)	9/15/2021	001-39281
10.18.1+	DeepGreen Metals Inc. Stock Option Plan and form of Stock Option Agreement thereunder	Form S-4/A (Exhibit 10.20)	5/27/2021	333-255118
10.18.2+	Amendment to DeepGreen Metals Inc. Stock Option Plan	Form S-4/A (Exhibit 10.21)	5/27/2021	333-255118
10.19	Form of Subscription Agreement for institutional investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto	Form S-4/A (Exhibit 10.1)	8/5/2021	333-255118
10.20	Form of Subscription Agreement for accredited investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto	Form S-4/A (Exhibit 10.2)	8/5/2021	333-255118
10.21

Sponsor Letter Agreement, dated as of March 4, 2021, by and among Sustainable Opportunities Holdings LLC, certain other holders set forth on Schedule I thereto, Sustainable Opportunities Acquisition Corp. and DeepGreen Metals, Inc.

		Form S-4/A (Exhibit 10.4 – Annex G)	8/5/2021	333-255118
10.22	Form of Transaction Support Agreement	Form S-4/A (Exhibit 10.3 – Annex F)	8/5/2021	333-255118

10.23	Non-Binding Memorandum of Understanding, dated March 14, 2022, by and between TMC the metals company Inc. and Epsilon Carbon Pvt. LTD.		Form 8-K (Exhibit 10.1)	3/17/2022	001-39281
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/27/2021	333-260126
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
96.1

Technical Report Summary — Initial Assessment of the NORI Property, Clarion-Clipperton Zone, for Deep Green Metals Inc., effective as of March 17, 2021, by AMC Consultants Pty Ltd and other qualified persons.

			Form S-4/A (Exhibit 96.1)	8/5/2021	333-255118
96.2

Technical Report Summary — Initial Assessment of the TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean, for Deep Green Metals Inc., effective as of March 26, 2021, by AMC Consultants Pty Ltd and other qualified persons.

			Form S-4/A (Exhibit 96.2)	8/5/2021	333-255118
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
††

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Management contract or compensatory plan or arrangement.
*

The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TMC the metals company Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMC THE METALS COMPANY INC.

Date: March 25, 2022	By:	/s/ Greard Barron
Gerard Barron
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Gerard Barron	Chief Executive Officer and Chairman	March 25, 2022
	Gerard Barron	(principal executive officer) and Director

By:	/s/ Craig Shesky	Chief Financial Officer	March 25, 2022
	Craig Shesky	(principal financial and accounting officer)

By:	/s/ Gina Stryker	Director	March 25, 2022
Gina Stryker

By:	/s/ Christian Madsbjerg	Director	March 25, 2022
Christian Madsbjerg

By:	/s/ Andrew Hall	Director	March 25, 2022
Andrew Hall

By:	/s/ Sheila Khama	Director	March 25, 2022
Sheila Khama

By:	/s/ Andrei Karkar	Director	March 25, 2022
Andrei Karkar

By:	/s/ Amelia Kinahoi Siamomua	Director	March 25, 2022
Amelia Kinahoi Siamomua

By:	/s/ Kathleen McAllister	Director	March 25, 2022
Kathleen McAllister