Form 10-Q
period 2022-03-31
TMC the metals Co Inc.
filed 2022-05-09
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the registrant had 227,088,590 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended March 31, 2022

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. (formerly Sustainable Opportunities Acquisition Corp.) and our subsidiaries. On September 9, 2021, Sustainable Opportunities Acquisition Corp. (“SOAC” and after the Business Combination described herein, the “Company”) consummated a business combination (the “Business Combination”) pursuant to the terms of the business combination agreement dated as of March 4, 2021 by and among SOAC, 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada (“NewCo Sub”), and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada (“DeepGreen”). In connection with the Business Combination, SOAC changed its name to “TMC the metals company Inc”.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 we filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (the “2021 Annual Report on Form 10-K”) as updated and/or supplemented in subsequent filings with the SEC. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		March 31,	December 31,
ASSETS	Note	2022	2021
Current
Cash		$69,048	$84,873
Receivables and prepayments		3,041	3,686
		72,089	88,559
Non-current
Exploration contracts	4	43,150	43,150
Equipment		1,479	1,416
		44,629	44,566

TOTAL ASSETS		$116,718	$133,125

LIABILITIES
Current
Accounts payable and accrued liabilities		18,004	26,573
		18,004	26,573
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	5	8,314	3,126
TOTAL LIABILITIES		$36,993	$40,374

EQUITY
Common shares (unlimited shares, no par value – issued: 226,780,843 (December 31, 2021 – 225,432,493))		298,263	296,051
Class A - J Special Shares		—	—
Additional paid in capital		107,952	102,073
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(325,274)	(304,157)
TOTAL EQUITY		79,725	92,751

TOTAL LIABILITIES AND EQUITY		$116,718	$133,125

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
		2022	2021
			(Restated1)
	Note		(Note 1)
Operating expenses
Exploration and evaluation expenses	4	$7,343	$38,107
General and administrative expenses		8,564	17,364
Operating loss		15,907	55,471

Other items
Change in fair value of warrants liability	5	5,188	—
Foreign exchange loss		22	19
Interest expense		—	220

Loss and comprehensive loss for the period		$21,117	$55,710

Loss per share
– Basic and diluted	7	$0.09	$0.29

Weighted average number of common shares outstanding — basic and diluted	7	226,075,389	192,378,436

(1)	The condensed consolidated statements of loss and comprehensive loss for the three months ended March 31, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended March 31, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Conversion of restricted share units, net of shares withheld for taxes (Note 6)	1,348,350	2,212	—	—	(2,290)	—	—	(78)
Share-based compensation (Note 6)	—	—	—	—	8,124	—	—	8,124
Expenses to be settled in share-based payments	—	—	—	—	45	—	—	45
Loss for the period	—	—	—	—	—	—	(21,117)	(21,117)
March 31, 2022	226,780,843	298,263	—	—	107,952	(1,216)	(325,274)	79,725

						Accumulated
					Additional	Other
Three months ended March 31, 2021	Common Shares		Preferred	Special	Paid in	Comprehensive
Restated[1] (Note 1)	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254
Exercise of stock options (Note 6)	2,148,990	2,542	—	—	(1,172)	—	—	1,370
Common shares to be issued for exploration and evaluation expenses	4,245,031	25,664	—	—	(12,879)	—	—	12,785
Share-based compensation (Note 6)	—				30,425			30,425
Common shares to be issued for stock options exercise	—	—	—	—	7	—	—	7
Conversion of debentures	57,894	500	—	—	—	—	—	500
Loss for the period	—	—	—	—	—	—	(55,710)	(55,710)
March 31, 2021	195,945,508	$183,137	$550	$—	$61,728	$(1,216)	$(218,568)	$25,631

(1)	The condensed consolidated statements of changes in equity for the three months ended March 31, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Three months	Three months
		ended	ended
		March 31,	March 31,
		2022	2021
			(Restated1)
	Note		(Note 1)
Cash provided by (used in)

Operating activities
Loss for the period		$(21,117)	$(55,710)
Items not affecting cash:
Amortization		95	98
Expenses settled with share-based payments	6	6,393	43,211
Expenses to be settled with share-based payments		45	—
Interest on convertible debentures		—	220
Change in fair value of warrants liability	5	5,188	—
Unrealized foreign exchange		(8)	(1)
Changes in working capital:
Receivables and prepayments		619	8
Accounts payable and accrued liabilities		(6,744)	2,114
Net cash used in operating activities		(15,529)	(10,060)

Investing activities
Settlement of deferred acquisition costs		—	(2,190)
Acquisition of equipment		(210)	—
Net cash used in investing activities		(210)	(2,190)

Financing activities
Proceeds from exercise of stock options		—	1,377
Proceeds from issuance of convertible debentures		—	26,000
Taxes withheld and paid on share-based compensation		(78)	—
Net cash (used in) provided by financing activities		(78)	27,377

(Decrease) increase in cash		(15,817)	15,127
Impact of exchange rate changes on cash		(8)	1
Cash - beginning of period		84,873	10,096
Cash - end of period		$69,048	$25,224

(1)	The condensed consolidated statements of cash flows for the three months ended March 31, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”), formerly known as Sustainable Opportunities Acquisition Corporation (“SOAC”), was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019 and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. On September 9, 2021, the Company completed its business combination (the “Business Combination”) with DeepGreen Metals Inc. (“DeepGreen”). The Company’s corporate office, registered address and records office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively. In connection with closing of the Business Combination, DeepGreen merged with a wholly-owned subsidiary of SOAC and became a wholly-owned subsidiary of the Company. DeepGreen was determined to be the accounting acquirer and therefore, all information prior to the Business Combination, including the prior period financial information, represents the financial condition and operating results of DeepGreen.

The Company is a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel-copper-cobalt matte and/or nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) nickel-copper-cobalt matte and/or copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production require for steel production.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established in 1994 pursuant to the United Nations Convention on the Law of the Sea. ISA contracts are granted to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (“the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). The Company, through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa to acquire the right to purchase tenements, as may be granted to Marawa by the ISA or any other regulatory body, granted to exclusively collect nodules from the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 4).

The realization of the Company’s assets and attainment of profitable operations is dependent upon many factors including, among other things: financing being arranged by the Company to continue operations, development of a nodule collection system for the recovery of polymetallic nodules from the seafloor as well as development of processing technology for the treatment of polymetallic nodules, the establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and environmental permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events and may not be fully under the Company's control.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Since March 2020, several measures have been implemented by the governments in Canada, the United States of America (“U.S.”), Australia, and the rest of the world in the form of office closures and limiting the movement of personnel in response to the increased impact from the novel coronavirus (“COVID-19”). While the impact of COVID-19 has not been significant to the Company’s business operations to date, the current circumstances are dynamic and could negatively impact the Company’s business operations, exploration and development plans, results of operations, financial position, and cash flows.

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2021. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the valuation of share-based payments, including valuation of incentive stock options (Note 6) and the common shares issued to Maersk Supply Service A/S (“Maersk”) (Note 4), and warrants liability (Note 5). Actual results could differ materially from those estimates.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021.

As at March 31, 2022 and December 31, 2021, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. The warrants are valued at fair value which is disclosed in Note 5.

3.Recent Accounting Pronouncements Issued and Adopted

i.Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, which clarified and reduced diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, an issuer should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. Modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument should be measured as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged. The effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction should be recognized in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for fiscal periods ending on or after December 15, 2021, with early adoption permitted. ASU 2021-04 is applied prospectively to modifications or exchanges occurring on or after the effective date. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed consolidated interim financial statements.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

4.Exploration Contracts

Strategic Partnerships

Marine Vessel Services:

The agreement with Maersk ended in January 2022, following the completion of the D block of the NORI Area (“NORI Area D”) environmental baseline campaigns.

During the three months ended March 31, 2022, the Company incurred costs to Maersk for offshore campaigns of $nil (three months ended March 31, 2021 - $16.2 million). As at March 31, 2022, TMC had outstanding payables to Maersk of $5.8 million (December 31, 2021 - $11.3 million) included in accounts payable and accrued liabilities. Subsequent to March 31, 2022, $4.7 million of the $5.8 million was settled in cash.

As at March 31, 2022, Maersk owned 20.8 million TMC common shares (December 31, 2021 – 20.8 million TMC common shares) which constituted 9.2% (December 31, 2021 – 9.2%) of the total common shares outstanding of the Company.

Strategic Alliance with Allseas Pilot Mining Test Project

The Company made the second $10 million payment to Allseas under the Company’s amended Pilot Mining Test Agreement with Allseas (“PMTA”) on April 25, 2022 , following successful completion of the North Sea drive test. The third and final $10 million payment to Allseas under the PMTA will be payable upon successful completion of the pilot trial of the Pilot Mining Test System (“PMTS”) in NORI Area D.

The Company recorded $1.3 million as exploration and evaluation expenses for the three months ended March 31, 2022 (three months ended March 31, 2021 - $nil) for the PMTS. The Company will record the expense and liability for the third milestone payment upon successful completion of the pilot trial of the PMTS in NORI Area D. The Company has not recorded a liability for the third payment as at March 31, 2022.

On March 16, 2022, the Company’s subsidiary, NORI, and Allseas entered into a non-binding term sheet which contemplates an upgrade of the PMTS into a commercial nodule collection system and commercial operation of this system in NORI Area D. The terms are subject to negotiation between NORI and Allseas and if successful, may result in amendments to the existing Strategic Alliance Agreement.

As at March 31, 2022, Allseas owned 17.2 million TMC common shares (December 31, 2021 – 16.2 million TMC common shares) which constituted 7.6% (December 31, 2021 – 7.2%) of total common shares outstanding.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months ended March 31, 2022	Contract	Agreement	Contract	Total
Exploration labor	$1,017	$187	$190	$1,394
Offshore campaigns	185	28	28	241
Share-based compensation (Note 6)	1,993	451	455	2,899
Amortization	94	—	1	95
External consulting	1,140	29	11	1,180
Travel, workshop and other	166	33	32	231
PMTS	1,043	130	130	1,303
	$5,638	$858	$847	$7,343

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months ended March 31, 2021 (Restated)	Contract	Agreement	Contract	Total
Exploration labor	$436	$188	$166	$790
Offshore campaigns	13,330	1,666	1,666	16,662
Share-based compensation (Note 6)	9,979	4,240	3,919	18,138
Amortization	97	—	1	98
External consulting	1,539	259	289	2,087
Travel, workshop and other	150	80	102	332
	$25,531	$6,433	$6,143	$38,107

5.Warrants

For accounting purposes, the Company was considered to have issued the 15,000,000 common share warrants issued by SOAC as part of the units offered in its initial public offering (“Public Warrants”) and the 9,500,000 private placement common share warrants issued by SOAC in a private placement simultaneously with the closing of its initial public offering (“Private Warrants”) as part of the Business Combination.

Public Warrants

As at March 31, 2022, 15,000,000 (December 31, 2021 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

On October 7, 2021, the Company filed a Registration Statement on Form S-1 with respect to the common shares underlying the Public Warrants, as well as the Private Warrants, which was declared effective by the SEC on October 22, 2021. Following the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, the Company has filed a post-effective amendment to the Registration Statement on Form S-1, which has not yet been declared effective by the SEC.

As at March 31, 2022, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Private Warrants

As at March 31, 2022, 9,500,000 Private Warrants were outstanding (December 31, 2021 - 9,500,000).

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

As at March 31, 2022, the fair value of outstanding Private Warrants of $8.3 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2021	$3,126
Increase in fair value of warrants liability	5,188
Warrants liability as at March 31, 2022	$8,314

As at March 31, 2022 and December 31, 2021, the fair value of the Private Warrants was estimated using the following assumptions:

	March 31,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Share price	$2.59	$2.08
Volatility	82.5%	64.6%
Term	4.4 years	4.7 years
Risk-free rate	2.4%	1.2%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three months ended March 31, 2022.

Allseas Warrants

Allseas holds warrants to purchase common shares (the “Allseas Warrants”), which will vest and become exercisable upon successful completion of the PMTS and will expire on September 30, 2026. A maximum of 11.6 million warrants to purchase common shares will vest if the PMTS is completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the PMTS is completed after September 30, 2025. The Company will record the expense for the Allseas Warrant upon successful completion of the pilot trial of the PMTS in the NORI Area D.  No expense or liability has been recorded as at and for the three months ended March 31, 2022.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

6.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan is 33,699,685 common shares, including 9,017,299 shares added to the Plan in January 2022 pursuant to the Plan’s automatic annual increase provision described below, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the Board of Directors.

Stock options

As at March 31, 2022, there were 15,503,748 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). No stock options were issued or exercised during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recognized $3.9 million (three months ended March 31, 2021 - $30.4 million) of share-based compensation expense for stock options in the statement of loss and comprehensive loss, of which $2.0 million (three months ended March 31, 2021 - $18.1 million) was related to exploration and evaluation activities and $1.9 million (three months ended March 31, 2021 - $12.3 million) was related to general and administration matters.

Restricted Share Units (“RSUs”)

During the three months ended March 31, 2022, the Company granted 369,394 RSUs one-third of which vest on each anniversary of the grant date, 527,800 RSUs one-fourth of which vest on each anniversary of the grant date and 1,457,404 RSUs which vested immediately on the grant date, including 1,072,572 RSUs issued to settle liabilities with a carrying amount of $1.8 million, at a weighted average grant date fair value of $1.75 per RSU.

A total of $1.9 million (three months ended March 31, 2021 - $nil) was charged to the statement of loss and comprehensive loss as share-based compensation expense for the three months ended March 31, 2022, of which $0.9 million (three months ended March 31, 2021 - $nil) was recorded in exploration and evaluation expenses and $1.0 million (three months ended March 31, 2021 - $nil) was recorded in general and administrative expenses. As at March 31, 2022, total unrecognized share-based compensation expense for RSUs was $12.1 million (December 31, 2021 - $12.3 million).

7.Loss per Share

Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive. Anti-dilutive equivalent common shares were as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2022	2021
Outstanding options to purchase common shares	25,287,670	25,287,670
Outstanding RSUs	4,843,825	—
Outstanding warrants	36,078,620	—
Outstanding Special Shares and options to purchase Special Shares	136,239,964	—
Total anti-dilutive common equivalent shares	202,450,079	25,287,670

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

8.Related Party Transactions

The Company’s subsidiary, DGE, is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three months ended March 31, 2022 totaled $69 thousand (three months ended March 31, 2021 - $74 thousand), with $55 thousand disclosed as exploration labor within exploration and evaluation expenses (Note 4) and $14 thousand as general and administration expenses ($59 thousand and $15 thousand, respectively, in the comparative period). As at March 31, 2022, the amount payable to SSCS was $23 thousand (December 31, 2021 - $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three months ended March 31, 2022 amounted to $94 thousand (three months ended March 31, 2021 -  $93 thousand), evenly apportioned between exploration and evaluation expenses (Note 4) and general and administration expenses, in both the first quarter of 2022 and 2021. As at March 31, 2022, the amount payable to Ocean Renaissance was $nil (December 31, 2021 - $nil).

9.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering its intended work plan for the 2017-2021 period.  The periodic review report included a summary of work completed over the previous 5-year period (2017 to 2021) and a work plan and estimated budget for the next five-year period (2022 to 2026). NORI had committed to spend approximately $5 million to deliver on its intended work plan from 2017 to 2021, which it has exceeded.  The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and the Company is implementing the next five-year plan.  NORI has estimated its work plan for 2022 and 2023 to be approximately $40 million and $25 million, respectively, which may be settled in cash or equity.  The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area.  Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date.

Marawa Exploration Contract

Through DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Contract Area, DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2022, 2023 and 2024 is Australian dollars (“AUD”) $1 million, AUD $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA as part of a five-year plan submissions and is subject to regular periodic reviews.  To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made.  Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

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

The Company has spent approximately $13.3 million in connection with the TOML Exploration Contract from 2017 to 2021. Discussions with the ISA are underway to review the progress achieved to date and agree on program activities for the next 5-years, at which point the next five-year commitment will be finalized.

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

10.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors”  in Item 1A of Part II of the 2021 Annual Report on Form 10-K as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone ("CCZ"), about 1,300 nautical miles south-west of San Diego, California.

The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 sq mi). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, cobalt and copper in a single rock.  These four metals contained in the polymetallic nodules are critical for the transition to clean energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel-copper-cobalt matte and/or nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) nickel-copper-cobalt matte and/or copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed shared stock of metal (a “metals common”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

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

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which is developing a pilot collection system, which is expected to be modified into an initial smaller scale commercial production system and serve as the basis for the design of a full-scale commercial production system and (ii) Glencore International AG (Glencore) which holds offtake rights on 50% of the NORI nickel and copper production. In addition, we have worked with an engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The pyromet stages of the flowsheet were tested as part of our pilot plant program at FLSmidth & Co. A/S’s and XPS Solutions’ (Glencore subsidiary) facilities and hydrometallurgical refining stages are being carried out at SGS SA. The near-zero solid waste flowsheet is in the process design that is expected to serve as the basis for our onshore processing facilities.  In March 2022, we entered into a non-binding memorandum of understanding with Epsilon Carbon Pvt, LTD. (“Epsilon Carbon”) in which Epsilon Carbon expressed its intent to conduct pre-feasibility work to potentially finance, engineer, permit, construct and operate a commercial polymetallic nodule processing plant in India.

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

We are still in the exploration phase and have not yet declared mineral reserves.  We have yet to obtain exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ and have yet to obtain the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

Developments in the First Quarter 2022

Building on the significant achievements in 2021, below are some of the major developments that occurred in the first quarter 2022.

●	Project Zero Plant: In March 2022, we announced that we entered into a non-binding memorandum of understanding for a business collaboration with Epsilon Carbon to complete a pre-feasibility study for a commercial plant in India, powered by renewables and targeting capacity to process approximately 1.3 million tonnes per annum (“Mtpa”) of wet nodules into more than 30,000 tonnes per annum (“TPA”) of an intermediate nickel-copper-cobalt matte product used in active cathode material for nickel-rich cathode chemistries for lithium-ion batteries and more than 750,000 TPA of manganese silicate by-product expected to be used in manganese alloy production for the steel industry.
●	Project Zero System: In March 2022, our subsidiary, NORI, and Allseas entered into a non-binding term sheet for the potential development and operation of a commercial nodule collection system. The pilot nodule collection system developed and currently being tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of approximately 1.3 Mtpa of wet nodules, with expected production readiness by the fourth quarter of 2024.
●	Environmental Filings: In March 2022, a revised Environmental Impact Study for the collector test was filed with the ISA (original filed July 29, 2021), incorporating stakeholder feedback and baseline results collected in 2021. Subsequently, a detailed Environmental Management and Monitoring Plan for the collector test was filed with the ISA on May 2, 2022. This documentation is required for the collector test to proceed, which is currently planned for the third quarter of 2022 in the NORI Area D.
●	Pilot Collection System Trials:
●	Harbor Trials: In March 2022, the pilot collector vehicle underwent extensive equipment testing in the Port of Rotterdam and all systems were shown to be fully functional.
●	North Sea Drive Trials: In March 2022, the pilot collector vehicle and the Hidden Gem vessel underwent extensive testing of critical deployment and mobility functions in the Dutch Sector of the North Sea, covering a total of 4,533 meters. All systems were shown to be functional. Engineers successfully completed a variety of tests of the dynamic positioning system aboard Hidden Gem in advance of pilot trials in the NORI Area D in the CCZ expected in the second half of 2022.

Developments Subsequent to March 31, 2022

●	Pilot Collection System Trials - Atlantic Deep-Water Trials: In April 2022, segments of the pilot nodule riser system were mobilized onboard the Hidden Gem for planned deep-sea testing with the collector vehicle in the Eastern Atlantic Basin. Vehicle drive testing down to 2,470-meter depths has now occurred, which we expect will be followed by tests in 1,500-meter depths deploying the riser and the collector, connecting them, then bringing them back onboard.
●	Independent Lifecycle Impact Assessment of NORI Area D Project: In April 2022, we announced that we chose the leading lithium-ion battery supply chain research firm, Benchmark Mineral Intelligence (“Benchmark”), to conduct an independent lifecycle assessment of the environmental impacts of our planned NORI Area D polymetallic nodule project and compare these impacts to producing the same metals from commonly used production pathways using conventional land ores. Benchmark anticipates completing its comprehensive Lifecycle Impact Assessment for us in mid-Summer 2022.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021 under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of $137.6 million ($104.5 million net of transactions fees).

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

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by Nauru and Tonga, respectively, and exclusive commercial rights through our subsidiary, DGE’s, arrangement with Marawa, a company owned and sponsored by Kiribati.

NORI Exploration Contract

NORI, our wholly-owned subsidiary, was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. This Exploration Contract provides NORI with exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

TOML Exploration Contract

TOML, our wholly-owned subsidiary, was granted the TOML Exploration Contract on January 11, 2012 under the sponsorship of Tonga. TOML was acquired by us on March 31, 2020 for $32 million from Deep Sea Mining Finance Ltd. (“DSMF”). The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.  On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area.  The sponsorship agreement was updated on September 23, 2021.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, developing environmental regulations associated with our business and successful development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part II of the 2021 Annual Report on Form 10-K as updated and/or supplemented in subsequent filings with the SEC.

Impact of Climate Change

We are committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our upcoming inaugural impact report, we will be providing the same type of climate-related disclosure to the one in the 2021 Annual Report on Form 10-K. We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate their negative impact of climate change and create value.

Our climate related transition risks and opportunities are likely to be driven by changes in regulation, public policy, and technology, as disclosed in our 2021 Annual Report on Form 10-K.

COVID-19

During the first quarter of 2022, active work comprised of the integration of the collector and riser to the Hidden Gem and completion of harbor testing, offshore dynamic positioning trials and the North Sea drive test.  There were some sporadic outbreaks of COVID on the Hidden Gem while the vessel was docked in Rotterdam requiring isolation of some of the members of the work crews.  The project plan was adjusted to minimize the impact on the project’s schedule resulting in little impact to the overall project schedule.  Allseas implemented pre-departure COVID protocols and there were no reported COVID incidents during the offshore dynamic positioning trials and the North Sea drive test.

We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 from variants. The COVID-19 pandemic may have an adverse impact on our operations, particularly because of preventive and precautionary measures that our company, other businesses, and governments are taking. Refer to the section entitled “Risk Factors” in Item 1A of Part II of the 2021 Annual Report on Form 10-K as updated and/or supplemented in subsequent filings with the SEC for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities. However, COVID-19 is not expected to result in any significant changes to our business or our costs in the near term. We will continue to monitor the performance of our business and re-assess the impacts of COVID-19.

Restatement of Previously Issued Quarterly Financial Statements

As disclosed in our 2021 Annual Report on Form 10-K filed March 25, 2022, we have restated our financial statements as of and for the three-month period ended March 31, 2021 in the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The restatement resulted from our expensing of options granted in the first quarter of 2021 under the Company’s Short-Term Incentive Plan based on the grantee’s historical start date with us rather than the grant date of the options on March 4, 2021, as required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). This resulted in a $1.8 million overstatement of stock-based compensation expenses as of and for the three-month period ended March 31, 2021.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our historical results are reported under U.S. GAAP and in U.S. dollars. All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $21.1 million for the three months ended March 31, 2022, compared to a net loss of $55.7 million in the same quarter of 2021. We have an accumulated deficit of approximately $325.3 million from inception through March 31, 2022.

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

Exploration and Evaluation Expenses

We expense all costs relating to exploration and development of mineral claims. Such exploration and development costs include, but are not limited to, ISA contract management, geological, geochemical and geophysical studies, environmental baseline studies, process development and payments to Allseas for the Pilot Mining Test System (“PMTS”). Our exploration expenses are impacted by the amount of exploration work conducted during each period. The acquisition cost of ISA polymetallic nodule exploration contracts will be charged to operations as amortization expense on a unit-of-production method based on proven and probable reserves should commercial production commence in the future.

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

Share-based compensation costs from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Share-based compensation costs are charged to exploration expenses and general and administrative expenses depending on the function fulfilled by the holder of the award. In instances where an award is issued for financing related services, the costs are included within equity as part of the financing costs. We recognize forfeiture of any awards as they occur.

Interest Income/Expense

Interest expense in the first quarter of 2021 resulted from our financing transactions, specifically the convertible debentures issued in February 2021, which accrued interest at 7% per annum. The convertible debentures were fully converted into DeepGreen common shares on September 9, 2021.

Foreign Exchange Loss

The foreign exchange income or loss for the periods primarily relates to our cash held in Canadian dollars and to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of the 9,500,000 warrants issued to Sustainable Opportunities Holdings LLC concurrently with SOAC’s initial public offering (the “Private Warrants”). For accounting purposes, the Company was considered to have issued the Private Warrants as part of the Business Combination, and we are required to re-measure the fair value of our Private Warrants at the end of each reporting period.

Results of Operations

DeepGreen was determined to be the accounting acquirer and therefore, all information prior to the Business Combination, including the prior period financial information, represent the financial condition and operating results of DeepGreen.

The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021. Our accounting policies are described in Note 3 “Summary of Significant Accounting Policies” in our financial statements filed as part of the 2021 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
		2021
	2022	(Restated)	Change	% Change

	(dollar amounts in thousands)
Exploration and evaluation expenses	7,343	38,107	(30,764)	(81%)
G&A expenses	8,564	17,364	(8,800)	(51%)
Interest expense	—	220	(220)	(100%)
Change in fair value of warrants liability	5,188	—	5,188	100%
Foreign exchange loss	22	19	3	16%
	21,117	55,710	(34,593)	(62%)

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended March 31, 2022 were $7.3 million, compared to $38.1 million for the same period in 2021. The decrease of $30.8 million was primarily due a decrease in offshore campaign costs of $16.4 million, due to the completion of the NORI Area D baseline campaigns in the fourth quarter of 2021.  The first quarter of 2021 offshore campaign costs included a fair value increase of $12.2 million that was recognized on the issuance of DeepGreen common shares to Maersk.  The decrease in the first quarter year over year also reflects a reduction in share-based compensation of $15.2 million in the 2022 period, as a significant number of stock options were awarded in March 2021, in recognition of past services and in anticipation of the Business Combination, while no stock options were awarded in the first quarter of 2022.  Work on the PMTS progressed in the first quarter of 2022 resulting in increased PMTS expenses of $1.3 million, which partially offset the above expense reductions.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2022 were $8.6 million compared to $17.4 million for the same period in 2021. The decrease of $8.8 million in G&A expenses in the first quarter of 2022 was mainly the result of lower share-based compensation in the 2022 period as the first quarter of 2021 included the award of a significant number of stock options in recognition of past services and in anticipation of the Business Combination.  This decrease was partially offset by higher G&A expenses in the first quarter of 2022, reflecting an increase in personnel, legal and other expenses associated with being a public company.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the first quarter of 2022 resulted in a charge of $5.2 million. The charge was primarily due to a 25% increase in our share price in the first three months of 2022. The warrants liability was initially recorded as part of the Business Combination and therefore did not exist in the prior year.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross proceeds of $137.6 million ($104.5 million net of transaction fees). As of March 31, 2022, we had cash on hand of $69.0 million.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, however, additional cash resources may be required due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges or changes in external business environment. We may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to delay our exploration and/or exploitation activities or scale back our operations, which could have a material adverse impact on our business and financial prospects.

Cash Flows Summary

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Presented below is a summary of our operating, investing and financing cash flows:

	Three Months Ended March 31,
	2022	2021 (Restated)
	(in thousands)	(in thousands)
Net cash used in operating activities	$(15,529)	$(10,060)
Net cash used in investing activities	$(210)	$(2,190)
Net cash (used in) provided by financing activities	$(78)	$27,377
(Decrease) increase in cash	$(15,817)	$15,127

Cash flows used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $15.5 million, attributable to a net loss of $21.1 million and an increase in net operating assets and liabilities of $5.3 million, partially offset by non-cash adjustments of $12.2 million. Non-cash adjustments primarily consisted of $6.9 million of expenses settled with share-based payments and $5.2 million related to the increase in the fair value of the Private Warrants, mainly as a result of the increase in our share price during the first three months of 2022. The increase in our net operating assets and liabilities was primarily due to a $5.9 million decrease in accounts payable and accrued liabilities in the 2022 period due to the timing of supplier payments.

Cash flows used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0.2 million for the purchase of equipment, as compared to $2.2 million in the first three months of 2021, which related to the initial payments made to DSMF in connection with our acquisition of TOML in 2020.

Cash flows provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million, compared to $27.4 million provided by financing activities in the first three months of 2021, which consisted of $26.0 million from the issuance of convertible debentures in February 2021 and $1.4 million from the exercise of incentive stock options.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering its intended work plan the 2017-2021 period.  The periodic review report included a summary of work completed over the previous 5-year period (2017 to 2021) and a work plan and estimated budget for the next five-year period (2022 to 2026). NORI had committed to spend approximately $5 million to deliver on its intended work plan from 2017 to 2021, which it has significantly exceeded.  The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the next five-year plan.  NORI has estimated its work plan for 2022 and 2023 to be approximately $40 million and $25 million, respectively, which may be settled in cash or equity.  The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area.  Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date.

Marawa Option Agreement and Services Agreement

Through DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2022, 2023 and 2024 is AUD $1 million, AUD $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA as part of a five-year plan submissions and is subject to regular periodic reviews. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made.  Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period.  TOML had committed to spend $30.0 million over the five-year period from 2017 to 2021. Such commitment has flexibility where the amount can be reduced by the ISA and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding. The ISA is currently reviewing the periodic report, which includes the next 5-year program of work, at which point the next five-year commitment will be finalized.

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

We made the second $10 million payment to Allseas under the PMTA on April 25, 2022, following the successful completion of the North Sea drive test. The third and final $10 million payment to Allseas will be due upon successful completion of the pilot trial of the PMTS in NORI Area D.

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

Our agreement with Maersk ended pursuant to its terms in January 2022. We are currently in discussion with a third party to provide a survey vessel and specialized remotely operated vehicles, and autonomous underwater vehicles services required to support the implementation of the collector test monitoring survey planned for 2022 in the NORI Area D.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we remained an emerging growth company through the end of the 2021 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period at least to the end of the fiscal year, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI Initial Assessment and TOML Mineral Resource Statement

We have defined the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment, of the NORI Property, Clarion-Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC Consultants Ltd. (“AMC”).  We plan to continue to define our resource in the NORI and TOML Areas and develop the project economics. The initial assessment included in the NORI Initial Assessment is a conceptual study of the potential viability of mineral resources in the NORI Area D. This initial assessment indicates that development of the mineral resource in the NORI Area D is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current low interest rate environment, we have not invested any cash in investments earning interest as at March 31, 2022.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021 (the “2020 Annual Report on Form 10-K/A”) and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of March 31, 2022.

Material Weaknesses in Internal Control over Financial Reporting

In 2021, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in our Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three-month period ended March 31, 2021 and six-month period ended June 30, 2021. For further detail regarding the restatement, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Quarterly Financial Statements” and Part II, Item 4 “Controls and Procedures” included in the Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.   These misstatements resulted in the Company having to restate its unaudited condensed consolidated interim financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources.

In addition, as previously disclosed in the 2020 Annual Report on Form 10-K/A, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering. Management identified this error when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in May 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We have taken the following remediation measures to date:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;

●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	until we have the full complement of accounting staff in place, we are utilizing experienced and competent contract accountants to supplement our internal accounting team;
●	completed the transition from our outsourced accounting service provider to our in-house finance and accounting function;
●	evaluated the accounting impacts of all new contracts and arrangements through a detailed analysis against accounting standards and technical interpretations;
●	performed a thorough analysis of key issues to be addressed, have prioritized these issues and we are now in the process of addressing these issues;
●	began a project to design and implement robust controls over all our key processes and address all key company risks; and
●	added formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A “Risk Factors” in the 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors disclosed in the 2021 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

We recently entered into amended and restated employment agreements with each of Craig Shesky, our Chief Financial Officer, and Anthony O’Sullivan, our Chief Development Officer.  In addition, we, through one of our subsidiaries, expects to enter into an amended and restated employment agreement with Erika Ilves, our Chief Strategy Officer, on substantially similar terms as the amended and restated employment agreements with Messrs. Shesky and O’Sullivan, except with respect the amount of her annual base salary and entitlement to a signing payment.

Craig Shesky – Chief Financial Officer

On May 6, 2022, our subsidiary, DeepGreen Resources, LLC, entered into an amended and restated employment agreement with Mr. Shesky in connection with his continued role as our Chief Financial Officer (the “Shesky Employment Agreement”). Under the Shesky Employment Agreement, Mr. Shesky will receive an annual base salary of $350,000, which will be reviewed annually by our Chief Executive Officer. Mr. Shesky is also entitled to a signing payment in the amount of $91,667 under the Shesky Employment Agreement. In addition, Mr. Shesky is eligible to participate in our Long-Term Incentive Plan, or LTIP, subject to the combination of his achieving certain individual performance objectives, and achievement of certain company-based financial results. Mr. Shesky is eligible to participate in our benefit plans and to be considered for an annual performance incentive bonus targeted at 50% of his annual base salary, to be granted at the discretion of the board of directors on a year-to-year basis (the “Shesky Employment Bonus”). The Shesky Employment Agreement has an indefinite term.

In general, during his employment and for a period of six months thereafter, Mr. Shesky is prohibited from (a) competing with us within North America; (b) soliciting our customers for a competing business; and (c) soliciting our employees for a competing business.

In the event that Mr. Shesky’s employment is terminated without “Cause” as defined in the Shesky Employment Agreement or if Mr. Shesky resigns for “Good Reason” as defined in the Shesky Employment Agreement, Mr. Shesky will receive (a) a payment equal to 6 months of his then annual base salary plus a pro-rata portion of the Shesky Employment Bonus; (b) subject to the approval of the board of directors, an extension of the expiry up to 12 months from the termination date of options that vest based on the achievement of certain company-based milestones; and (c) continued payment of the premiums required to maintain Mr. Shesky’s participation in the benefits plans in which he participates for the minimum period required by applicable law.

In the event that Mr. Shesky’s employment is terminated without “Cause” or if Mr. Shesky resigns for “Good Reason” following the resignation, termination, or replacement of our Chief Executive Officer, Mr. Shesky will receive (a) a payment equal to 9 months of his then base salary in lieu of notice plus 1 month’s pay in lieu of notice for each completed year of service following the start date to a maximum of 18 months; (b) allowance for the immediate vesting of all unvested restricted stock units that would have vested during the 12 month period following the termination date; (c) subject to the approval of the board of directors, extension of the expiry up to 12 months from the termination date of options that vest based on the achievement of certain company-based milestones; (d) pro-rata payment of the Shesky Employment Bonus; and (e) continued payment of the premiums required to maintain Mr. Shesky’s participation in the benefits plans in which he participates for the minimum period required by applicable law.

In the event that, within 24 months following a “Change of Control” as defined in the Shesky Employment Agreement, Mr. Shesky’s employment is terminated without “Cause” or if Mr. Shesky resigns for “Good Reason”, Mr. Shesky will receive (a) a payment equal to 12 months of his then annual base salary; (b) 1.5 times the Shesky Employment Bonus paid for the previous year; and (c) immediate vesting of all unvested equity awards, subject to Mr. Shesky agreeing that the non-competition period described above be extended to 12 months from the date of termination.

The foregoing summary of the terms and conditions of the Shesky Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the Shesky Employment Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated herein by reference.

Anthony O’Sullivan – Chief Development Officer

On May 8, 2022, our subsidiary, The Metals Company Australia Pty. Ltd, entered into an amended and restated employment agreement with Mr. O’Sullivan in connection with his continued role as our Chief Development Officer (the “O’Sullivan Employment Agreement”). Under the O’Sullivan Employment Agreement, Mr. O’Sullivan will receive an annual base salary of $670,985 AUD

($475,000 USD), which will be reviewed annually by our Chief Executive Officer. In addition, O’Sullivan is eligible to participate in our LTIP, subject to the combination of his achieving certain individual performance objectives, and achievement of certain company-based financial results. Mr. O’Sullivan is eligible to participate in our benefit plans and to be considered for an annual performance incentive bonus targeted at 50% of his annual base salary, to be granted at the discretion of the board of directors on a year-to-year basis (the “O’Sullivan Employment Bonus”). The O’Sullivan Employment Agreement has an indefinite term.

In general, during his employment and for a period of six months thereafter, Mr. O’Sullivan is prohibited from (a) competing with us within Australia; (b) soliciting our customers for a competing business; and (c) soliciting our employees for a competing business.

In the event that Mr. O’Sullivan’s employment is terminated without “Cause” as defined in the O’Sullivan Employment Agreement or if Mr. O’Sullivan resigns for “Good Reason” as defined in the O’Sullivan Employment Agreement, Mr. O’Sullivan will receive (a) a payment equal to a pro-rata portion of the O’Sullivan Employment Bonus; (b) subject to the approval of the board of directors, an extension of the expiry up to 12 months from the termination date of options that vest based on the achievement of certain company-based milestones; and (c) continued payment of the premiums required to maintain Mr. O’Sullivan’s participation in the benefits plans in which he participates for the minimum period required by applicable law.

In the event that Mr. O’Sullivan’s employment is terminated without “Cause” or if Mr. O’Sullivan resigns for “Good Reason” following the resignation, termination, or replacement of our Chief Executive Officer, Mr. O’Sullivan will receive (a) a payment equal to 9 months of his then base salary in lieu of notice plus 1 month’s pay in lieu of notice for each completed year of service following the start date to a maximum of 18 months; (b) allowance for the immediate vesting of all unvested restricted stock units that would have vested during the 12 month period following the termination date; (c) subject to the approval of the board of directors, extension of the expiry up to 12 months from the termination date of options that vest based on the achievement of certain company-based milestones; (d) pro-rata payment of the O’Sullivan Employment Bonus; and (e) continued payment of the premiums required to maintain Mr. O’Sullivan’s participation in the benefits plans in which he participates for the minimum period required by applicable law.

In the event that, within 24 months following a “Fundamental Change” as defined in the O’Sullivan Employment Agreement, Mr. O’Sullivan’s employment is terminated without “Cause”, Mr. O’Sullivan will receive (a) a payment equal to 12 months of his then annual base salary; (b) 1.5 times the O’Sullivan Employment Bonus paid for the previous year; and (c) immediate vesting of all unvested equity awards, subject to Mr. O’Sullivan agreeing that the non-competition period described above be extended to 12 months from the date of termination.

The foregoing summary of the terms and conditions of the O’Sullivan Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the O’Sullivan Employment Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.3 and incorporated herein by reference.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1†	Non-Binding Memorandum of Understanding, dated March 14, 2022, by and between TMC the metals company Inc. and Epsilon Carbon Pvt. LTD.		Form 8-K (Exhibit 10.1)	3/17/2022	001-39281
10.2 +	Amended and Restated Employment Agreement, dated May 6, 2022, by and between DeepGreen Resources, LLC and Craig Shesky	X
10.3 +	Amended and Restated Employment Agreement, dated May 8, 2022, by and between The Metals Company Australia Pty. LTD. and Anthony O’Sullivan	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

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

TMC THE METALS COMPANY INC.

Date: May 9, 2022	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer