Form 10-Q
period 2022-06-30
TMC the metals Co Inc.
filed 2022-08-15
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, the registrant had 227,158,455 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended June 30, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect polymetallic nodules at sea and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements and our ability to continue as a going concern;
●	the recently announced private placement financing, including the timing of receipt, and amount, of expected proceeds therefrom;
●	our ability to raise financing in the future and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weaknesses in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;

●	political and market conditions beyond our control;
●	COVID-19 and the impact of the COVID-19 pandemic on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”), as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q as further updated and/or supplemented in subsequent filings with the SEC. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		June 30,	December 31,
ASSETS	Note	2022	2021
Current
Cash		$46,259	$84,873
Receivables and prepayments		4,700	3,686
		50,959	88,559
Non-current
Exploration contracts	4	43,150	43,150
Equipment		2,008	1,416
		45,158	44,566

TOTAL ASSETS		$96,117	$133,125

LIABILITIES
Current
Accounts payable and accrued liabilities		9,189	26,573
		9,189	26,573
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	5	2,584	3,126
TOTAL LIABILITIES		$22,448	$40,374

EQUITY
Common shares (unlimited shares, no par value – issued: 227,158,455 (December 31, 2021 – 225,432,493))		299,056	296,051
Class A - J Special Shares		—	—
Additional paid in capital		113,487	102,073
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(337,658)	(304,157)
TOTAL EQUITY		73,669	92,751

TOTAL LIABILITIES AND EQUITY		$96,117	$133,125

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 9)

Subsequent Event (Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
		2022	2021	2022	2021
			(Restated1)		(Restated1)
	Note		(Note 1)		(Note 1)
Operating expenses
Exploration and evaluation expenses	4	$9,985	$18,226	$17,328	$56,333
General and administrative expenses		8,343	10,440	16,907	27,804
Operating loss		18,328	28,666	34,235	84,137

Other items
Change in fair value of warrant liability	5	(5,730)	—	(542)	—
Foreign exchange loss (gain)		(22)	33	—	52
Interest expense (income)		(192)	441	(192)	661

Loss and comprehensive loss for the period		$12,384	$29,140	$33,501	$84,850

Loss per share
– Basic and diluted	7	$0.05	$0.15	$0.15	$0.44

Weighted average number of common shares outstanding — basic and diluted	7	227,119,216	196,508,806	226,600,186	194,455,031

(1)	The condensed consolidated statements of loss and comprehensive loss for the three and six months ended June 30, 2021 were restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
March 31, 2022	226,780,843	$298,263	$—	$—	$107,952	$(1,216)	$(325,274)	$79,725
Exercise of stock options (Note 6)	18,461	22	—	—	(10)	—	—	12
Conversion of restricted share units, net of shares withheld for taxes (Note 6)	316,725	705	—	—	(705)	—	—	—
Share purchase under Employee Share Purchase Plan (Note 6)	42,426	66	—	—	(10)	—	—	56
Share-based compensation (Note 6)	—	—	—	—	6,305	—	—	6,305
Expenses to be settled in share-based payments	—	—	—	—	(45)	—	—	(45)
Loss for the period	—	—	—	—	—	—	(12,384)	(12,384)
June 30, 2022	227,158,455	$299,056	$—	$—	$113,487	$(1,216)	$(337,658)	$73,669

						Accumulated
Three months ended June 30, 2021					Additional	Other
(Restated 1)	Common Shares		Preferred	Special	Paid in	Comprehensive
(Note 1)	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
March 31, 2021	195,945,508	$183,137	$550	$—	$61,728	$(1,216)	$(218,568)	$25,631
Exercise of stock options (Note 6)	1,841,944	5,716	—	—	(4,530)	—	—	1,186
Share-based compensation (Note 6)	—	—	—	—	15,343	—	—	15,343
Common shares issued for services	6,947	48	—	—	—	—	—	48
Loss for the period	—	—	—	—	—	—	(29,140)	(29,140)
June 30, 2021	197,794,399	$188,901	$550	$—	$72,541	$(1,216)	$(247,708)	$13,068

(1)	The condensed consolidated statement of changes in shareholders’ equity for the three months ended June 30, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Exercise of stock options (Note 6)	18,461	22	—	—	(10)	—	—	12
Conversion of restricted share units, net of shares withheld for taxes (Note 6)	1,665,075	2,917	—	—	(2,995)	—	—	(78)
Share purchase under Employee Share Purchase Plan (Note 6)	42,426	66	—	—	(10)	—	—	56
Share-based compensation (Note 6)	—	—	—	—	14,429	—	—	14,429
Loss for the period	—	—	—	—	—	—	(33,501)	(33,501)
June 30, 2022	227,158,455	$299,056	$—	$—	113,487	$(1,216)	$(337,658)	$73,669

						Accumulated
Six months ended June 30, 2021	Common Shares				Additional	Other
(Restated 1)			Preferred	Special	Paid in	Comprehensive
(Note 1)	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254
Exercise of stock options (Note 6)	3,990,934	8,258	—	—	(5,702)	—	—	2,556
Common shares to be issued for exploration and evaluation expenses	4,245,031	25,664	—	—	(12,879)	—	—	12,785
Share-based compensation (Note 6)	—	—	—	—	45,768	—	—	45,768
Common shares to be issued for stock options exercise	—	—	—	—	7	—	—	7
Common shares issued for services	6,947	48						48
Conversion of debentures	57,894	500	—	—	—	—	—	500
Loss for the period	—	—	—	—	—	—	(84,850)	(84,850)
June 30, 2021	197,794,399	$188,901	$550	$—	$72,541	$(1,216)	$(247,708)	$13,068

(1)

The condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Six months ended	Six months ended
		June 30,	June 30,
		2022	2021
			(Restated 1)
	Note		(Note 1)
Cash provided by (used in)

Operating activities
Loss for the period		$(33,501)	$(84,850)
Items not affecting cash:
Amortization		189	196
Expenses settled with share-based payments	6	12,746	58,600
Interest on convertible debentures		—	661
Change in fair value of warrants liability	5	(542)	—
Unrealized foreign exchange		29	(8)
Changes in working capital:
Receivables and prepayments		(1,089)	74
Accounts payable and accrued liabilities		(15,955)	7,382
Net cash used in operating activities		(38,123)	(17,945)

Investing activities
Settlement of deferred acquisition costs		—	(3,440)
Acquisition of equipment		(452)	(402)
Net cash used in investing activities		(452)	(3,842)

Financing activities
Proceeds from employee share purchase plan		56	—
Proceeds from exercise of stock options		12	2,563
Proceeds from issuance of convertible debentures		—	26,000
Taxes withheld and paid on share-based compensation		(78)	—
Net cash (used in) provided by financing activities		(10)	28,563

(Decrease) increase in cash		$(38,585)	$6,776
Impact of exchange rate changes on cash		(29)	8
Cash - beginning of period		84,873	10,096
Cash - end of period		$46,259	$16,880

(1)

The condensed consolidated statement of cash flows for the six months ended June 30, 2021 was restated. Refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021.

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

The Company is a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) nickel-copper-cobalt matte and/or copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production require for steel production.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established in 1994 pursuant to the United Nations Convention on the Law of the Sea. ISA contracts are granted to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). The Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa to acquire the right to purchase tenements, as may be granted to Marawa by the ISA or any other regulatory body, granted to exclusively collect nodules from the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 4).

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

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with US Generally Accepted Accounting Principles (“US GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by US GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2021. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the valuation of share-based payments, including valuation of incentive stock options (Note 6) and the common shares issued to Maersk Supply Service A/S, and warrants liability (Note 5). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 and 2021.

As at June 30, 2022 and December 31, 2021, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. The warrants are valued at fair value which is disclosed in Note 5.

Significant Accounting Policies Adopted during the period

Share-Based Compensation on Employee Share Purchase Plan

During the second quarter of 2022, the Company implemented an employee share purchase plan (the “ESPP”) whereby employees can purchase common shares of the Company at a 15% discount to its share price at the time of purchase, through payroll deductions (Note 6). Employee contributions are converted into common shares at a discount to the lower of the share price at the beginning of the offering period and the share price at the end of the purchase period. The fair value of the shares purchased under the ESPP is estimated on the grant date using a Black-Scholes option-pricing model and is reported as share-based compensation over the offering period, using the accelerated attribution method. Share-based compensation costs are charged to exploration and evaluation expenses or general and administrative expenses in the statement of loss and comprehensive loss.

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

(Unaudited)

4.Exploration Contracts

Strategic Partnerships

Strategic Alliance with Allseas Pilot Mining Test Project

The Company made the second $10 million payment of the amended Pilot Mining Test Agreement (“PMTA”) on April 25, 2022, upon successful completion of the North Sea drive test on March 25, 2022. The third and final $10 million will be payable upon successful completion of the pilot trial of the Pilot Mining Test System (“PMTS”) in NORI Area D. Completion of the pilot trial of the PMTS and third and final payment is expected to occur in the fourth quarter of 2022.

Total cost recorded as exploration and evaluation expenses for the PMTS during the three and six months ended June 30, 2022 amounted to $1.3 million and $2.6 million, respectively (three and six months ended June 30, 2021 amounted to $nil). The Company has not recorded a liability for the third payment as at June 30, 2022.

On March 16, 2022, the Company’s subsidiary, NORI, and Allseas entered into a non-binding term sheet which contemplates an upgrade of the PMTS into a commercial nodule collection system and commercial operation of this system in NORI Area D. The terms are subject to negotiation between NORI and Allseas and if successful, may result in amendments to the existing Strategic Alliance Agreement.

As at June 30, 2022, Allseas owned 17.2 million TMC common shares (December 31, 2021 – 16.2 million TMC common shares) which constituted 7.6% (December 31, 2021 – 7.2%) of total common shares outstanding.

Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended June 30, 2022	Contract	Agreement	Contract	Total
Exploration labor	$814	$176	$173	$1,163
Offshore campaigns	2,515	2	2	2,519
Share-based compensation (Note 6)	2,027	442	444	2,913
Amortization	93	—	1	94
External consulting	1,476	27	28	1,531
Travel, workshop and other	281	25	141	447
PMTS	1,054	132	132	1,318
	$8,260	$804	$921	$9,985

	NORI	Marawa	TOML
For the three months ended June 30, 2021	Exploration	Option	Exploration
(Restated)	Contract	Agreement	Contract	Total
Exploration labor	$410	$165	$172	$747
Offshore campaigns	5,684	654	654	6,992
Share-based compensation (Note 6)	5,123	2,092	2,194	9,409
Amortization	97	—	1	98
External consulting	546	161	157	864
Travel, workshop and other	99	13	4	116
	$11,959	$3,085	$3,182	$18,226

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the six months ended June 30, 2022	Contract	Agreement	Contract	Total
Exploration labor	$1,619	$341	$341	$2,301
Offshore campaigns	2,700	30	30	2,760
Share-based compensation (Note 6)	4,020	893	899	5,812
Amortization	187	—	2	189
External consulting	2,828	78	61	2,967
Travel, workshop and other	447	58	173	678
PMTS	2,097	262	262	2,621
	$13,898	$1,662	$1,768	$17,328

	NORI	Marawa	TOML
For the six months ended June 30, 2021	Exploration	Option	Exploration
(Restated)	Contract	Agreement	Contract	Total
Exploration labor	$846	$353	$338	$1,537
Offshore campaigns	19,014	2,320	2,320	23,654
Share-based compensation (Note 6)	15,102	6,332	6,113	27,547
Amortization	194	—	2	196
External consulting	2,085	420	446	2,951
Travel, workshop and other	249	93	106	448
	$37,490	$9,518	$9,325	$56,333

5.Warrants

For accounting purposes, the Company was considered to have issued the 15,000,000 common share warrants issued by SOAC as part of the units offered in its initial public offering (“Public Warrants”) and the 9,500,000 private placement common share warrants issued by SOAC in a private placement simultaneously with the closing of the initial public offering (“Private Warrants”) as part of the Business Combination.

Public Warrants

As at June 30, 2022, 15,000,000 (December 31, 2021 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

On October 7, 2021, the Company filed a Registration Statement on Form S-1 with respect to the common shares underlying the Public Warrants, as well as the Private Warrants, which was declared effective by the SEC on October 22, 2021. Following the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, the Company has filed a post-effective amendment to the Registration Statement on Form S-1, which was declared effective by the SEC on July 12, 2022.

As at June 30, 2022, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at June 30, 2022, 9,500,000 Private Warrants were outstanding (December 31, 2021 - 9,500,000).

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

As at June 30, 2022, the fair value of outstanding Private Warrants of $2.6 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2021	$3,126
Decrease in fair value of warrants liability	(542)
Warrants liability as at June 30, 2022	$2,584

As at June 30, 2022 and December 31, 2021, the fair value of the Private Warrants was estimated using the following assumptions:

	June 30,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Share price	$1.03	$2.08
Volatility	95.11%	64.6%
Term	4.2 years	4.7 years
Risk-free rate	2.96%	1.2%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2022.

Allseas Warrants

Allseas holds warrants to purchase common shares (the Allseas Warrants), which will vest and become exercisable upon successful completion of the PMTS and will expire on September 30, 2026. A maximum of 11.6 million warrants to purchase common shares will vest if the PMTS is completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the PMTS is completed after September 30, 2025. The Company will record the expense for the Allseas Warrants upon successful completion of the pilot trial of the PMTS in the NORI Area D. No expense or liability has been recorded as at and for the three and six months ended June 30, 2022.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Stock options

As at June 30, 2022, there were 15,475,638 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). During the three and six months ended June 30, 2022, 18,461 STIP stock options were exercised and no new options were granted.

During the three and six months ended June 30, 2022, the Company recognized $3.6 million and $7.4 million respectively (three and six months ended June 30, 2021 - $15.4 million and $45.8 million, respectively) of share-based compensation expense for stock options in the statement of loss and comprehensive loss. For the three and six months ended June 30, 2022 a total of $1.9 million and $3.9 million respectively, was recorded in exploration and evaluation expenses (three and six months ended June 30, 2021 - $9.5 million and $27.6 million, respectively). The amount recorded in general and administration expenses for three and six months ended June 30, 2022 was $1.7 million and $3.5 million respectively (three and six months ended June 31, 2021 - $5.9 million and $18.2 million respectively).

Restricted Share Units

The details of RSUs granted during the three and six months ended June 30, 2022 are described below.

Vesting Period	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Vesting Immediately	255,749	—	1,713,153	—
Vesting in thirds on each anniversary of the grant date	—	—	369,394	—
Vesting in fourths on each anniversary of the grant date	—	—	527,800	—
Vesting fully on the anniversary of the grant date	476,189	—	476,189	—

Out of the 1,713,153 units vesting immediately on grant date, 1,072,572 units were issued to settle liabilities with a carrying amount of $1.8 million at a weighted average grant date fair value of $1.75 per RSU.

During the three and six months ended June 30, 2022, an aggregate of 476,189 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vest upon the Company’s 2023 annual shareholders meeting. The total fair value of units granted as annual grants to the non-employee directors amounted to $700,000.

During the three and six months ended June 30, 2022, a total of $2.1 million and $4.0 million respectively (three and six months ended June 30, 2021 - $nil) was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs. For the three and six months ended June 30, 2022, a total of $1 million and $1.9 million respectively, was recorded in exploration and evaluation expenses (three and six months ended June 30, 2021 - nil). The amount recorded in general and administration expenses for three and six months ended June 30, 2022 was $1.1 million and $2.1 million respectively (three and six months ended June 31, 2021 -$nil). As at June 30, 2022, total unrecognized share-based compensation expense for RSUs was $10.6 million (December 31, 2021 - $12.3 million).

Employee Share Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Share Purchase Plan was approved at the Company’s 2022 annual shareholders meeting, including the approval of the issuance of up to 5,254,324 common shares under the ESPP. This included 2,254,324 shares added to the ESPP in January 2022 pursuant to the ESPP’s annual increase provision. As per the annual increase provision on the first day of each of the Company’s fiscal years after 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the Board will be added to the ESPP.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Participation in the ESPP is available to all full-time and certain part-time employees. The ESPP comprises offering periods that are twenty-four (24) months in length, which begin on approximately every June 1 and December 1. Each offering period includes four purchase periods of six months each, which begin on approximately every June 1 and December 1, or at such other times designated by the board of directors or its compensation committee. At the end of each purchase period, the accumulated deductions from participating employees are used to purchase common shares of the Company. Shares are purchased at a price equal to 85% of the lower of either the share price of the Company’s common shares on the first business day of the particular offering period or the last business day of the purchase period. The plan also has an automatic reset feature wherein, if the share price of the common share on any exercise date is less than the share price of the common share on the first business day of the applicable offering period, then such offering period shall automatically terminate immediately after the purchase of the common shares. In such case, a new offering period shall commence on the first business day following the exercise date.

The ESPP includes the following limitations:

●	an employee’s contribution is limited to 15% of the employee’s annual gross earnings, not to exceed $25,000 per year,
●	an employee’s purchases in any offering period cannot exceed 15,000 common shares, and
●	an employee’s purchases are capped, not to exceed 5% of the Company’s total outstanding common shares

During the three and six months ended June 30, 2022, a total of $23 thousand was charged to the condensed consolidated statement of loss and comprehensive loss out of which a total of $8 thousand was recorded in exploration and evaluation expenses and $15 thousand was recorded in general and administration expenses. The Company issued 42,426 common shares to its employees as part of its ESPP program during the three and six months ended June 30, 2022.

7.Loss per Share

Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive. Anti-dilutive equivalent common shares were as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2022	2021
Outstanding options to purchase common shares	25,259,560	25,287,670
Outstanding RSUs	5,262,330	—
Outstanding shares under ESPP	13,846	—
Outstanding warrants	36,078,620	—
Outstanding Special Shares and options to purchase Special Shares	136,239,964	—
Total anti-dilutive common equivalent shares	202,854,320	25,287,670

8.Related Party Transactions

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and six months ended June 30, 2022 totaled $69 thousand and $138 thousand (three and six months ended June 30, 2021 - $64 thousand and $138 thousand respectively) out of which for three and six months ended June 30, 2022 a total of $55 thousand $110 thousand, respectively (three and six months ended June 30, 2021 - $51 thousand and $110 thousand, respectively) is disclosed as exploration labor within exploration and evaluation expenses (Note 4) and $14 thousand and $28 thousand respectively for three and six months ended June 30, 2022 is disclosed as general and administration expenses (three and six months ended June 30, 2021 - $13 thousand and $28 thousand respectively). As at June 30, 2022, the amount payable to SSCS was $49 thousand (December 31, 2021 - $23 thousand).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three and six months ended June 30, 2022 amounted to $94 thousand and $188 thousand respectively (three and six months ended June 30, 2021 -$94 thousand and $188 thousand), evenly apportioned between exploration and evaluation expenses (Note 4) and general and administration expenses for three and six months ended June 30, 2022 and June 30, 2021. As at June 30, 2022, the amount payable to Ocean Renaissance was $nil (December 31, 2021 - $nil).

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

Marawa Exploration Contract

Through DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa and DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2022, 2023 and 2024 is Australian dollar (“AUD”) $1 million, AUD $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA as part of a five-year plan submission and is subject to regular periodic reviews. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. The Company denies any allegations of wrongdoing and the Company has filed and served the plaintiff a motion to dismiss on July 12, 2022 and intends to defend against this lawsuit. There is no assurance, however, that the Company or the other defendants will be successful in their defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

10.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

11.Subsequent Events

On August 15, 2022, the Company announced a private placement financing with 25 accredited investors pursuant to three securities purchase agreements the Company entered into with the investors on August 12, 2022. The Company will issue an aggregate of 37,978,680 common shares to the investors at a price per share of $0.80 ($0.9645 with respect to approximately $100,000 of common shares purchased by the Company’s Chief Executive Officer and Chairman in the private placement financing). The Company expects to receive aggregate gross cash proceeds of approximately $30.4 million this quarter from the private placement and net cash proceeds of approximately $30 million, after deducting placement agent fees and offering expenses.  The Company agreed to file a resale registration statement for the common shares issued to the investors in the financing with the SEC on or before September 16, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2021 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which is developing a pilot collection system, which is expected to be modified into an initial smaller-scale commercial production system and serve as the basis for the design of a full-scale commercial production system and (ii) Glencore International AG (Glencore) which holds offtake rights on 50% of the NORI nickel and copper production. In addition, we have worked with an engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The pyrometallurgical stages of the flowsheet were tested as part of our pilot plant program at FLSmidth & Co. A/S’s and XPS Solutions’ (Glencore subsidiary) facilities and bench-scale hydrometallurgical refining work is being carried out with SGS SA. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. In March 2022, we entered into a non-binding memorandum of understanding with Epsilon Carbon Pvt, LTD. (“Epsilon Carbon”) in which Epsilon Carbon expressed its intent to conduct pre-feasibility work to potentially finance, engineer, permit, construct and operate a commercial polymetallic nodule processing plant in India. Together with Epsilon Carbon, we have recently selected a suitable plant site in India and developed and issued a Request for Proposal for Project Zero Pre-feasibility and Feasibility Study.

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D contract area and, subject to regulatory review by the ISA, intend to start commercial production in 2024. To reach our objective, we are: (i) defining our resource and project economics, (ii) developing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

We are still in the exploration phase and have not yet declared mineral reserves. We have yet to obtain exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ and have yet to obtain the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

Developments in the Second Quarter 2022

Below are some of the major developments that occurred in the second quarter 2022:

Pilot Collection System Trials:

●	Atlantic Deepwater Trials: In May 2022, the pilot collector vehicle underwent extensive testing of its various pumps and critical mobility functions in ultra-deep water in the Atlantic Ocean. Engineers successfully lowered the collector vehicle to depths of 2,470 meters and drove 1,018 meters across the seafloor, in advance of pilot trials in the NORI Area D in the CCZ expected in the second half of 2022.
●	Riser & Jumper Trials: In May 2022, the pilot riser system and jumper hose was successfully deployed in the Atlantic Ocean. Engineers aboard the Hidden Gem deployed the flexible jumper hose, connected it to the base of the riser and then launched the pilot riser, lowering the assembly to a depth of around 650 meters before making a sub-sea connection between the jumper hose and collector vehicle in 745 meters water depth.

Onshore Processing:

●	SINTEF Manganese Study: In May 2022, we announced that we had retained SINTEF, one of Europe’s leading independent research institutions, to analyze our manganese silicate product that can be used to produce silicomanganese alloy for steelmaking. SINTEF found that our high-grade nodule-derived manganese silicate, which we estimate could account for approximately one third of potential future revenues, behaves similarly to traditional land-based manganese sources and appears to have significant advantages on cost and carbon dioxide footprint, with the potential for 7 to 17% higher value-in-use, depending on carbon tax regimes.

Environmental, Social and Governance (ESG):

●	Impact Report 2021: In May 2022, we published our inaugural Impact Report setting out our motivations for collecting nodules and providing a forward-looking view of the potential environmental impacts of our expected operations and the efforts underway to potentially eliminate or reduce them.
●	Independent Lifecycle Impact Assessment of NORI Area D Project: In April 2022, we announced that we chose the leading lithium-ion battery supply chain research firm, Benchmark Mineral Intelligence (“Benchmark”), to conduct an independent lifecycle assessment of the environmental impacts of our planned NORI Area D polymetallic nodule project and compare these impacts to producing the same metals from commonly used production pathways using conventional land ores. Benchmark anticipates completing its comprehensive Lifecycle Impact Assessment for us by the end of the third quarter of 2022.

Developments Subsequent to June 30, 2022

●	Project Zero Research: In July, our Australian subsidiary entered into a research funding agreement with a consortium of institutions led by Australia’s Commonwealth Scientific Industrial Research Organization (CSIRO) to create a framework for the development of an ecosystem-based Environmental Management and Monitoring Plan (EMMP) for our proposed deep-sea polymetallic nodule collection operations in the CCZ.
●	NORI Collector Test Environmental Impact Statement (EIS): The Legal and Technical Commission (the “LTC”) reviewed the EIS submitted to the ISA as part of NORI’s program to undertake a test of the collector system during their July 2022 meeting and provided their comments to NORI on July 15, 2022. The LTC noted that while the generic framework and spatial components of the monitoring program described in the EMMP were good, the monitoring program lacked sufficient detail on the overall sampling design and integrated environmental monitoring specifications that the LTC needs to adequately evaluate the accuracy and statistical reliability of the EIS and the Monitoring Plan. As such, the LTC decided that it was unable to recommend to the Secretary-General of the Authority that the EIS be included in the program of activities of NORI until NORI provided more detail on its proposed survey design, the level of benthic sediment plume monitoring, pelagic sampling of biological impacts of the plume discharge, temporal issues of survey timing and duration, and the extent of noise monitoring. NORI submitted its responses to the LTC on July 29, 2022 and it is under review by the LTC. We continue to expect that the planned collector test in the CCZ will commence in the third quarter of 2022, as initially planned.
●	PIPE Financing: On August 15, 2022, we announced a private placement financing with 25 accredited investors, pursuant to three securities purchase agreements the Company entered into with the investors on August 12, 2022. We will issue an aggregate of 37,978,680 common shares to the investors at a price per share of $0.80 ($0.9645 with respect to approximately $100,000 of common shares purchased by our Chief Executive Officer and Chairman in the private placement financing). The Company expects to receive aggregate gross cash proceeds of approximately $30.4 million this quarter from the private placement and net proceeds of approximately $30 million, after deducting placement agent fees and offering expenses. The Company agreed to file a resale registration statement for the common shares issued to the investors in the financing with the SEC on or before September 16, 2022.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021 under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of $137.6 million ($104.5 million net of transaction fees).

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

NORI Exploration Contract

NORI, our wholly-owned subsidiary, was granted a polymetallic nodule exploration contract in the CCZ by the ISA on July 22, 2011 under the sponsorship of Nauru. This Exploration Contract provides NORI with exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

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

TOML Exploration Contract

TOML, our wholly-owned subsidiary, was granted an exploration contract on January 11, 2012 by the ISA and sponsored by the Kingdom of Tonga pursuant to the TOML Exploration Contract . TOML was acquired by us on March 31, 2020 for $32 million from Deep Sea Mining Finance Ltd. (“DSMF”). The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area. On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on September 23, 2021.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, developing environmental regulations associated with our business and successful development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2021 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC.

Impact of Global Inflation

As a pre-revenue company, persistent inflation may affect our ultimate cash requirements prior to our ability to begin commercial production.

In 2022, the global inflation rate has risen sharply. Marine fuel prices and vessel day rates are higher year-over-year and have increased our exploration expenses beyond what we had originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors due to an upturn in the offshore oil and gas market.

Impact of Climate Change

We are committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our first inaugural impact report published in May 2022, we provided climate-related disclosures and shared how we believe our mission is aligned with supporting a clean energy transition and contributing to a circular metals economy. We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate their negative impact on climate change and create value.

Our climate related transition risks and opportunities are likely to be driven by changes in regulation, public policy, and technology, as disclosed in our 2021 Annual Report on Form 10-K.

COVID-19

During the second quarter of 2022, active work comprised the deep-water test of the collector system as well test deployment of the riser system and test connection of the jumper hose to the collector test all deployed by the Hidden Gem. These tests were all completed successfully without any COVID outbreaks given the pre-departure COVID protocols that Allseas implemented. At the end of the second quarter, the Hidden Gem was steaming from the Atlantic to the west coast of North America to commence mobilization for the collector test which is planned to commence in the third quarter 2022.

We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19 from variants. The COVID-19 pandemic may have an adverse impact on our operations, particularly because of preventive and precautionary measures that our company, other businesses, and governments are taking. Refer to the section entitled “Risk Factors” in Item 1A of Part I of the 2021 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities. However, COVID-19 is not expected to result in any significant changes to our business or our costs in the near term. We will continue to monitor the performance of our business and re-assess the impacts of COVID-19.

Restatement of Previously Issued Quarterly Financial Statements

As disclosed in our 2021 Annual Report on Form 10-K, we have restated our financial statements as of and for the three and six-months period ended June 30, 2021 in the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The restatement resulted from the following items:

a)

certain invoices for exploration expenses were not appropriately accrued as of June 30, 2021, resulting in a $2.7 million understatement of each of exploration expenses and accounts payable and accrued liabilities as of and for the six-month period ended June 30, 2021; and

b)

our expensing of options granted in the first quarter of 2021 under the Company’s Short-Term Incentive Plan (“STIP”) based on the grantee’s historical start date with us rather than the grant date of the options on March 4, 2021, as required by US Generally Accepted Accounting Principles (“US GAAP”), resulting in a $1.8 million overstatement of stock-based compensation expenses as of and for the three-month period ended March 31, 2021, and $0.3 million understatement and $1.5 million overstatement of stock-based compensation expenses as of and for the six month period ended June 30, 2021, respectively.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our historical results are reported under U.S. GAAP and in U.S. dollars. All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $12.4 million and $33.5 million for the three and six months ended June 30, 2022, respectively, compared to a net loss of $29.1 million and $84.9 million in the same periods of 2021, respectively. We have an accumulated deficit of approximately $337.7 million from inception through June 30, 2022.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2025 and only if NORI receives an exploitation contract from the ISA and we are able to successfully collect polymetallic nodules and process the nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

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

Interest Income/Expense

Interest expense in the first half of 2021 resulted from our financing transactions, specifically the convertible debentures issued in February 2021, which accrued interest at 7% per annum. The convertible debentures were fully converted into DeepGreen common shares on September 9, 2021. Interest income recorded in the first half of 2022 resulted from the interest earned on the funds we received from the Business Combination which closed in September 2021.

Foreign Exchange Loss

The foreign exchange income or loss for the periods reported primarily relates to our cash held in Canadian dollars and to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

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

The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. Our accounting policies are described in Note 3 “Summary of Significant Accounting Policies” in our financial statements filed as part of the 2021 Annual Report on Form 10-K.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	For the Three Months Ended			For the Six Months Ended
(Dollar amounts in thousands, except as noted)	June 30,			June 30,
		2021			2021
	2022	(Restated)	% Change	2022	(Restated)	% Change
Exploration and evaluation expenses	$9,985	$18,226	(45)%	$17,328	$56,333	(67)%
General and administrative expenses	8,343	10,440	(20)%	16,907	27,804	(39)%
Change in fair value of warrants liability	(5,730)	—	N/A	(542)	—	N/A
Foreign exchange loss (gain)	(22)	33	(167)%	—	52	(100)%
Interest expense (income)	(192)	441	(144)%	(192)	661	(129)%
Loss for the period	$12,384	$29,140	(58)%	$33,501	$84,850	(61)%

Three Months ended June 30, 2022 compared to Three Months ended June 30, 2021

We reported a net loss of $12.4 million in the second quarter of 2022, compared to $29.1 million in the same period of 2021. The following explains the major reasons for the reduction in the net loss in the second quarter 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended June 30, 2022 were $10.0 million, compared to $18.2 million for the same period in 2021. The decrease of $8.2 million was primarily due a decrease in offshore campaign costs of $4.5 million, due to the completion of the NORI Area D baseline campaigns in the fourth quarter of 2021 and a reduction in share-based compensation of $6.5 million in the 2022 period, as the cost of the LTIP options with vesting condition of $3 billion market capitalization was completely amortized in 2021 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 offset by the increase amortization cost of the RSUs issued to employees and contractors in 2022. Work on the PMTS progressed in the second quarter of 2022 resulting in increased PMTS expenses of $1.3 million, which partially offset the above expense reductions.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2022 were $8.3 million compared to $10.4 million for the same period in 2021. The decrease of $2.1 million in G&A expenses was mainly the result of lower share-based compensation in the 2022 period as the cost of the LTIP options with vesting condition of $3 billion market capitalization was completely amortized in 2021 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 offset by the increase amortization cost of the RSUs issued to employees and contractors in 2022. This decrease was partially offset by higher G&A expenses in the second quarter of 2022, reflecting an increase in personnel, legal and other expenses associated with being a public company.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the second quarter of 2022 resulted in a credit of $5.7 million. The credit was primarily due to a 67% decrease in the price of our warrants in the second quarter of 2022. The warrants liability was initially recorded as part of the Business Combination and therefore did not exist in the prior year.

Six Months ended June 30, 2022 compared to Six Months ended June 30, 2021

We reported a net loss of $33.5 million in the first half of 2022, compared to $84.9 million in the same period of 2021.  The following explains the major reasons for the reduction in the net loss in the first half of 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the six months ended June 30, 2022 were $17.3 million, compared to $56.3 million for the same period in 2021. The decrease of $39 million was primarily due to a decrease in offshore campaign costs of $20.9 million, due to the completion of the NORI Area D baseline campaigns in the fourth quarter of 2021. The first half of 2021 offshore campaign costs included a fair value increase of $12.2 million that was recognized on the issuance of DeepGreen common shares to Maersk Supply Service A/S (“Maersk”). The decrease in the first half of 2022 also reflects a reduction in share-based compensation of $21.7 million, as a significant number of stock options were awarded in March 2021, in recognition of past services and in anticipation of the Business Combination, while no stock options were awarded in the first half of 2022. Work on the PMTS progressed in the first half of 2022 resulting in increased PMTS expenses of $2.6 million, which partially offset the above expense reductions.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2022 were $16.9 million compared to $27.8 million for the same period in 2021. The decrease of $10.9 million in G&A expenses in the first half of 2022 was mainly the result of lower share-based compensation in the 2022 period as the first half of 2021 included the award of a significant number of stock options in recognition of past services and in anticipation of the Business Combination. This decrease was partially offset by higher G&A expenses in the first half of 2022, reflecting an increase in personnel, legal and other expenses associated with being a public company.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the first half of 2022 resulted in a credit of $0.5 million. The credit was primarily due to a 28% decrease in the price of our warrants in the first half of 2022. The warrants liability was initially recorded as part of the Business Combination and therefore did not exist in the prior year.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross proceeds of $137.6 million ($104.5 million net of transaction fees). As of June 30, 2022, we had cash on hand of $46.3 million.

We received lower than expected cash proceeds upon closing of the Business Combination resulting from higher-than-expected redemptions of SOAC’s Class A ordinary shares and the default by certain PIPE investors in their funding obligations in connection with the closing of the Business Combination. As a result, we revised our work plan to focus on activities necessary to have an application ready for submission to the ISA in the second half of 2023 for an exploitation contract for the NORI Area D and stopped and/or deferred work and expenses associated with other activities.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D, and by negotiating the settlement of program expenditures with our equity whenever possible.

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of a production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, if at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance, including the expected proceeds from the financing we announced in August 2022, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result and we may need cash resources in this period in addition to the recently announced financing due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

In addition, we will need and expect to seek additional financing to fund our operations beyond the next twelve months and to reach potential commercial production through additional public or private equity, debt financings, equity-linked financings or other sources, including through non-dilutive asset- or project-based financings. If these financing or other financing sources are not available, or if the terms of financing are less desirable than we expect, we may be forced to delay our exploration and/or exploitation activities or scale back our operations, which could have a material adverse impact on our business and financial prospects.

We may receive up to approximately $281.8 million in aggregate gross proceeds from cash exercises of the Public Warrants and the Private Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our common shares we do not expect to receive any proceeds from exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our common shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

Cash Flows Summary

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Six Months Ended
(thousands)	June 30,		June 30,
	2022	2021 Restated	2022	2021 Restated
Net cash (used in) operating activities	$(22,594)	$(7,885)	$(38,123)	$(17,945)
Net cash (used in) investing activities	$(242)	$(1,652)	$(452)	$(3,842)
Net cash (used in) provided by financing activities	$68	$1,186	$(10)	$28,563
(Decrease) increase in cash	$(22,768)	$(8,351)	$(38,585)	$6,776

Six Months ended June 30, 2022 compared to Six Months ended June 30, 2021

Cash flows used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $38.1 million, attributable to a net loss of $33.5 million and an increase in net operating assets and liabilities of $17.0 million, partially offset by non-cash adjustments of $12.4 million. Non-cash adjustments primarily consisted of $12.7 million of expenses settled with share-based payments, partially offset by $0.5 million related to the decrease in the fair value of the Private Warrants, mainly as a result of the decrease in our share price during the first half of 2022. The increase in our net operating assets and liabilities was primarily due to a $15.9 million decrease in accounts payable and accrued liabilities in the 2022 period due to the timing of supplier payments.

Cash flows used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.3 million for the purchase of equipment, as compared to $3.8 million in the first half of 2021, which related to the initial payments made to DSMF in connection with our acquisition of TOML in 2020.

Cash flows (used in) provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was nil, compared to $28.6 million provided by financing activities in the first half of 2021, which consisted of $26.0 million from the issuance of convertible debentures in February 2021 and $2.6 million from the exercise of incentive stock options.

PIPE Financing

On August 15, 2022, we announced a private placement financing with 25 accredited investors, including our Chief Executive Officer and Chairman Gerard Barron and ERAS Capital LLC, which is the investment fund of our director Andrei Karkar.  Pursuant to three securities purchase agreements we entered into on August 12, 2022, we will issue an aggregate of 37,978,680 common shares to the investors at a price per share of $0.80 ($0.9645 with respect to approximately $100,000 of common shares purchased by our Chief Executive Officer and Chairman in the private placement financing, which was the consolidated closing bid price of the common shares on August 11, 2022). The Company expects to receive aggregate gross cash proceeds of approximately $30.4 million from the private placement this quarter and net cash proceeds of approximately $30 million, after deducting placement agent fees and offering expenses. The Company agreed to file a resale registration statement for the common shares issued to the investors in the financing with the SEC on or before September 16, 2022.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the previous 5-year period (2017 to 2021) and a work plan and estimated budget for the next five-year period (2022 to 2026). NORI had committed to spend approximately $5 million to deliver on its intended work plan from 2017 to 2021, which it has significantly exceeded. The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the next five-year plan. NORI has estimated its work plan for 2022 and 2023 to be approximately $40 million and $25 million, respectively, which may be settled in cash or through the issuance of the Company’s shares. The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on our progress to date.

Marawa Option Agreement and Services Agreement

Through DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2022, 2023 and 2024 is AUD $1 million, AUD $3 million and AUD $2 million, respectively. Such commitment is negotiated between Marawa and the ISA as part of a five-year plan submission and is subject to regular periodic reviews. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Regulatory Obligations Relating to Exploration Contracts

Each of TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and such nation must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another nation that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

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

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML will pay an administration fee each year to Tonga for such administration and sponsorship, which is subject to review and increase in the event TOML is granted an ISA exploitation contract. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru.

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

We made the second $10 million payment to Allseas under the PMTA on April 25, 2022, following the successful completion of the North Sea drive test. The third and final $10 million payment to Allseas will be due upon successful completion of the pilot trial of the PMTS in NORI Area D which is expected in the fourth quarter of 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these statements, as well as expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2021 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we expect to remain an emerging growth company through at least the end of the 2022 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period at least to the end of the 2022 fiscal year, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI Initial Assessment and TOML Mineral Resource Statement

We have estimated the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment, of the NORI Property, Clarion-Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC Consultants Ltd. (“AMC”). We plan to continue to estimate our resource in the NORI and TOML Areas and develop the project economics. The initial assessment included in the NORI Initial Assessment Report is a conceptual study of the potential viability of mineral resources in NORI Area D. This initial assessment indicates that development of the mineral resource in NORI Area D is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated.

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

You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC. You are also cautioned that mineral resources do not have demonstrated economic value. Information concerning our mineral properties in the NORI and TOML Technical Report Summaries and in this Quarterly Report on Form 10-Q includes information that has been prepared in accordance with the requirements of the SEC Mining Rules forth in subpart 1300 of Regulation S-K. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization would be economically and legally produced or extracted at the time of the reserve determination. Inferred mineral resources have a high degree of uncertainty as to their existence and to whether they can be economically or legally commercialized. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Approximately 97% of the NORI Area D resource is categorized as measured or indicated.

Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events, specific asset risks, regulatory risks, public policy risks and technology risks. We also expect to be exposed to commodity risks if and when we commence commercial production.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021 (the “2020 Annual Report on Form 10-K/A”) and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2021, we commenced litigation in the New York Superior Court, New York County against two investors who failed to fund their commitments pursuant to subscription agreements entered into in connection with the expected private placement in connection with the closing of the Business Combination. These actions are captioned Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ethos Fund I, LP, Ethos GP, LLC, Ethos DeepGreen PIPE, LLC, and Ethos Manager, LLC, Index No. 655527/2021 (N.Y. Sup. Ct.) and Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ramas Capital Management, LLC, Ramas Energy Opportunities I, LP, Ramas Energy Opportunities I GP, LLC, and Ganesh Betanabhatla, Index No. 655528/2021 (N.Y. Sup. Ct.). The operative complaints allege that the investors breached the relevant subscription agreement and that the investors’ affiliates tortiously interfered with the subscription agreements by causing the investor not to fund its contractual obligations. We are seeking compensatory damages (plus interest), expenses, costs, and attorneys’ fees. There can be no assurances, however, that we will be successful in our efforts against these investors.

On October 28, 2021, a shareholder filed a putative class action against us and certain of our executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. We deny any allegations of wrongdoing and have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

ITEM 1A.	RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K. There have been no material changes from or additions to the risk factors disclosed in our 2021 Annual Report on Form 10-K, other than with respect to the risk factors set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our business is capital intensive, and we will be required to raise additional funds in the future in order to accomplish our objectives. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to reduce or terminate our operations.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D, and by negotiating the settlement of program expenditures with our equity whenever possible in order to preserve our capital. We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. The continuing exploration and development of the NORI, TOML and Marawa contract areas, however, will depend upon our ability to obtain dilutive and/or non-dilutive financing through debt financing, equity financing, joint ventures, or other means. Additionally, the actual amount of capital raised for our projects may vary materially from our current estimates. Although based on our cash balance, including the expected proceeds from the financing we announced in August 2022, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. If we do not receive the full amount of the expected proceeds from the financing we announced in August 2022, we may not be able to fund our operations for this period and we may need to raise additional funds sooner than expected, which could have an adverse effect on our business and an investment in our company.  Even with the financing we announced in August 2022, we currently expect that we will raise additional funds to finance our operations to potential commercialization. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated. We will not initially have any producing properties and will have no source of significant operating cash flow until 2024 at the earliest. There is no precedent for projects like ours, and therefore, financing may not be available on acceptable terms or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. Many groups, including the United Nations Environment Programme Finance Initiative, warn against investing in activities focused on exploitation of deepsea nodules as a result of the potential environmental impact of the activities. The influence of these groups could negatively impact our operations and ability to raise capital on acceptable terms or at all.

If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those they possess prior to such issuances. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur indebtedness on favorable terms. Any debt financing or asset- or project-based financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, including the Nasdaq’s minimum closing bid price.

On September 10, 2021, our common shares and Public Warrants began trading on the Nasdaq Global Select Market under the symbols “TMC” and “TMCWW,” respectively. The Nasdaq has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common shares falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock. If in the future Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a deterrent for broker-dealers making a market in or otherwise seeking or generating interest in our securities;
●	a deterrent for certain institutions and persons from investing in our securities at all;

●	a determination that our common shares are “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The closing bid price of our common shares was below the minimum $1.00 per share beginning on July 6, 2022 and has not been above $1.00 per share since. The closing bid price of our common shares on August 12, 2022 was $0.9987 per share. If our common shares do not achieve a closing bid price of at least $1.00 by August 16, 2022, we expect to receive a notification from the Nasdaq Stock Market that for the preceding 30 consecutive trading days, the closing bid price of our common shares was below $1.00 per share. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we expect to have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not regain compliance in this 180-day period and we are not otherwise able to transfer our listing to another Nasdaq market and regain compliance with the $1.00 minimum closing bid price, the Nasdaq could delist our common shares and Public Warrants.

In the event that our common shares and Public Warrants are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our common shares and warrants could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common shares and Public Warrants, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common shares and Public Warrants to decline further.

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

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete, by July 9, 2023, the adoption of regulations necessary to review NORI’s plans of work for the commercial exploitation of polymetallic nodules. Although we believe that the notice submitted by Nauru to the ISA has increased the likelihood that regulations will be adopted that will govern and enable commercial development of polymetallic nodules by mid-2023, there can be no assurances that the adoption of these regulations will not be delayed or halted as a result of the actions of other member states in the ISA. If the ISA has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending before the ISA, the ISA shall nonetheless consider and provisionally approve such plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally at the time, (iii) the basis of the norms contained in the UNCLOS and (iv) the principle of non-discrimination among contractors. There can be no assurance that the ISA will provisionally approve our plan of work or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

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

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an ESIA, culminating in an EIS, prior to collecting nodules. The EIS would be accompanied by an Environmental Management and Monitoring Plan (“EMMP”). The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting. At the moment, our wholly owned subsidiary NORI has submitted an EIS in respect of the collector test that NORI intends to perform in the CCZ in the third quarter of 2022. NORI has received comments from the ISA requesting additional detail on certain technical matters including overall sampling design and specifications to be provided for the ISA’s review. While NORI submitted its response to the ISA on July 29, 2022, there can be no guarantee that the ISA will complete its review of NORI’s responses in a timely manner or at all. The NORI EIS for the collector test is an integral component of the program of activities required for NORI to complete to be eligible to submit an application for an exploitation contract for approval by the ISA.

In order to move our exploration projects into commercial production, our wholly-owned subsidiaries, NORI and TOML will each need to obtain an ISA Exploitation Contract, as will our partner, Marawa, in addition to related permits that may be required by our commercial partners. There can be no assurance that the ISA will evaluate any Exploitation Contract application by our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an ISA Exploitation Contract may not be granted by the ISA, may not be granted on a timely basis, or may be granted on uneconomic terms thereby delaying our potential timeline for commercial exploitation.

Similarly, with respect to Sponsoring State regulation, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that would limit or curtail production or development by our subsidiaries. Amendments to current laws and regulations governing the operations and activities of deep-sea mineral resources companies, or changes in interpretation thereto, or the unwillingness of countries throughout the world to enforce such laws and regulations, could have a material adverse impact on our business, and could cause increases in exploration expenses, capital expenditures, production costs, or put the security of our equipment at risk to activism or piracy. Such amendments could also cause reductions in our future production, or the delay or abandonment in the development of our polymetallic mineral resource properties. There can be no certainty that actions by governmental and regulatory authorities, including changes in regulation, taxation and other fiscal regimes, will not adversely impact our projects or our business. Further, our operations depend on the continuation of the Sponsorship Agreements between our subsidiaries NORI and TOML and each of their host Sponsoring nations, Tonga and Nauru, respectively. Each subsidiary has been registered and incorporated within such host nation and each nation has maintained effective control, supervision, regulation, and sponsorship over the conduct of such subsidiary. While we have beneficial ownership over such subsidiaries, we operate under the regulation and sponsorship of Nauru and Tonga. If such arrangement is challenged, or sponsorship is terminated, we may have to restructure the ownership or operations of such subsidiary to ensure continued state sponsorship. Failure to maintain sponsorship, or secure new state sponsorship, will have a material impact on such subsidiary and on our overall business and operations.

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

There can be no assurance that we will be able to continue to maintain and develop our existing relationships, or that we will be able to form the new relationships that are required for our business to be successful. For example, our agreement with Maersk to provide marine cruises and management services expired in January 2022, following the completion of the NORI Area D baseline campaigns. We are currently working with a third party to provide a survey vessel previously provided by Maersk and specialized remotely operated vehicles, and autonomous underwater vehicles services required to support the implementation of the collector test monitoring survey planned for 2022 in the NORI Area D. Our work with this third party is ongoing, but there can be no assurance that we will be able to continue to work with this third party, or another third party, on acceptable terms or at all.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares.

As at August 12, 2022, we had 227,158,455 common shares and 24,500,000 warrants to acquire common shares issued and outstanding, which does not include the 37,978,680 common shares issuable in the private placement financing we announced in August 2022. In addition, the Allseas Warrant is exercisable for up to 11,600,000 common shares subject to the terms and conditions thereof. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 33,699,685 common shares are reserved for issuance under the TMC Incentive Equity Plan, including 9,017,299 shares added to the plan in January 2022 pursuant to the plan’s evergreen provision, and 5,254,324 common shares are reserved for issuance under our 2021 Employee Stock Purchase Plan, in each case, subject to adjustment in certain events. In addition, up to 136,239,964 common shares, subject to adjustment in certain events, may be issued to the holders of special shares and holders of options underlying special shares upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any common shares issued, including in connection with the private placement financing, upon exercise of warrants, upon conversion of the Special Shares or under the TMC Incentive Equity Plan, or the 2021 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

Our issuance of additional common shares or other equity securities of equal or senior rank would have the following effects:

●our existing shareholders’ proportionate ownership interest in the Company will decrease;

●the amount of cash available per share, including for payment of dividends in the future, may decrease;

●the relative voting strength of each previously outstanding common share may be diminished; and

●the market price of our common shares may decline.

Our outstanding warrants became exercisable for our common shares beginning on October 9, 2021, which if exercised, will increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders. You will likely experience further dilution if we issue common shares in future financing transactions.

We have 15,000,000 outstanding Public Warrants to purchase 15,000,000 common shares at an exercise price of $11.50 per share, which warrants became exercisable beginning on October 9, 2021. In addition, there are 9,500,000 Private Warrants outstanding exercisable for 9,500,000 common shares at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. To the extent such warrants are exercised, additional common shares will be issued, which will result in dilution to the holders of our common shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common shares, the impact of which is increased as the value of our stock price increases. Furthermore, if we raise additional funds by issuing additional common shares, or securities convertible into or exchangeable or exercisable for common stock, our shareholders will experience additional dilution, and new investors could have rights superior to existing stockholders.

There can be no assurance that the Public Warrants and Private Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share. There can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Since the closing of the Business Combination to August 12, 2022, the price of our Common Shares has ranged from a high of $12.45 to a low of $0.81 and as of August 12, 2022, the closing price of our Common Shares was $0.9987. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares.

There are currently outstanding an aggregate of 24,500,000 warrants to acquire our common shares (not including the Allseas Warrant), which comprise 9,500,000 Private Warrants initially issued in connection with SOAC’s initial public offering, which were transferred to permitted transferees of the initial holders thereof, and 15,000,000 Public Warrants. Each of our outstanding whole warrants is exercisable commencing on October 9, 2021, for one common share in accordance with its terms. Therefore, as of August 12, 2022, if we assume that each outstanding whole warrant is exercised and one common share is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 24,500,000 shares, with approximately $281.8 million paid to us to exercise the warrants. Furthermore, even if the warrants will be in the money following the time they become exercisable, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

We are involved in litigation that may adversely affect us, and may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. We deny any allegations of wrongdoing and we have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. There is no assurance, however, that we or the other defendants will be successful in defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. Additionally, this and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We expected to receive approximately $330 million of proceeds in the private placement that closed on September 9, 2021 in connection with the Closing but only received $110.3 million (net of transactions costs). On September 20, 2021, we commenced litigation in the New York Superior Court, New York County against two investors who failed to fund their commitments pursuant to subscription agreements entered into in connection with the expected financing. These actions are captioned Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ethos Fund I, LP, Ethos GP, LLC, Ethos DeepGreen PIPE, LLC, and Ethos Manager, LLC, Index No. 655527/2021 (N.Y. Sup. Ct.) and Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ramas Capital Management, LLC, Ramas Energy Opportunities I, LP, Ramas Energy Opportunities I GP, LLC, and Ganesh Betanabhatla, Index No. 655528/2021 (N.Y. Sup. Ct.). The operative complaints allege that the investors breached the relevant subscription agreement and that the investors’ affiliates tortiously interfered with the subscription agreements by causing the investor not to fund its contractual obligations. We are seeking compensatory damages (plus interest), expenses, costs, and attorneys’ fees. There can be no assurances, however, that we will be successful in our efforts against these investors.

As we are not a reporting issuer in Canada, our common shares and Special Shares may be subject to restrictions on resale in Canada.

Our common shares and Special Shares were distributed pursuant to an exemption from the prospectus requirements in Canada. As we are not a reporting issuer in Canada and we do not intend to become a reporting issuer in Canada in the future, any distributions or trades of our securities will be a distribution that is subject to the prospectus requirements in Canada unless an exemption therefrom is available. An exemption from the prospectus requirements would be available to holders of shares of a class (and any underlying shares of such class) in respect of a trade if residents of Canada (the “Canadian Owners”) own, directly or indirectly, not more than 10% of the outstanding shares of such class or any underlying shares of such class, and represent in number not more than 10% of the total number of owners, directly or indirectly, of shares of the applicable class or underlying shares, on any distribution date (collectively, the “Ownership Cap”) and the trade is made through an exchange or market outside of Canada or to a person or company outside of Canada. On September 7, 2021, we received exemptive relief from the prospectus requirements in Canada such that the common shares and Special Shares issued to Canadian Owners in connection with the Business Combination are not subject to resale restrictions in Canada, subject to the terms and conditions set forth in the exemptive relief order. There can be no assurance that any future securities offered to offerings held by Canadian Owners will be freely transferable by the Canadian Owners.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended June 30, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

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

TMC THE METALS COMPANY INC.

Date: August 15, 2022	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer