Form 10-Q
period 2022-09-30
TMC the metals Co Inc.
filed 2022-11-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 265,532,666 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended September 30, 2022

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission, or SEC, on March 25, 2022 (the “2021 Annual Report on Form 10-K”), as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 as filed with the SEC on August 15, 2022 as further updated and/or supplemented in subsequent filings with the SEC. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		September 30,	December 31,
ASSETS	Note	2022	2021
Current
Cash		$66,872	$84,873
Receivables and prepayments		5,037	3,686
		71,909	88,559
Non-current
Exploration contracts	4	43,150	43,150
Equipment		2,098	1,416
		45,248	44,566

TOTAL ASSETS		$117,157	$133,125

LIABILITIES
Current
Accounts payable and accrued liabilities		25,188	26,573
		25,188	26,573
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	5	2,234	3,126
TOTAL LIABILITIES		$38,097	$40,374

EQUITY
Common shares (unlimited shares, no par value – issued: 265,529,989 (December 31, 2021 – 225,432,493))		328,911	296,051
Class A - J Special Shares		—	—
Additional paid in capital		116,917	102,073
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(365,552)	(304,157)
TOTAL EQUITY		79,060	92,751

TOTAL LIABILITIES AND EQUITY		$117,157	$133,125

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 10)

Subsequent Event (Note 12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
		2022	2021	2022	2021
	Note		(Note 1)		(Note 1)
Operating expenses
Exploration and evaluation expenses	4	$22,663	$23,848	$40,340	$80,181
General and administrative expenses		5,944	13,334	22,502	41,138
Operating loss		28,607	37,182	62,842	121,319

Other items
Change in fair value of warrant liability	5	(350)	(878)	(892)	(878)
Foreign exchange loss (gain)		(11)	5	(11)	57
Interest expense (income)		(352)	342	(544)	1,003

Loss and comprehensive loss for the period		$27,894	$36,651	$61,395	$121,501

Loss per share
– Basic and diluted	7	$0.12	$0.18	$0.27	$0.61

Weighted average number of common shares outstanding — basic and diluted	7	239,740,984	205,248,258	231,028,587	198,092,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
June 30, 2022	227,158,455	$299,056	$—	$—	$113,487	$(1,216)	$(337,658)	$73,669
Issuance of shares under PIPE financing - net proceeds (Note 9)	38,266,180	29,668	—	—	—	—	—	29,668
Exercise of stock options (Note 6)	100,000	120	—	—	(56)	—	—	64
Conversion of restricted share units, net of shares withheld for taxes (Note 6)	5,354	67	—	—	(67)	—	—	—
Share-based compensation (Note 6)	—	—	—	—	3,553	—	—	3,553
Loss for the period	—	—	—	—	—	—	(27,894)	(27,894)
September 30, 2022	265,529,989	$328,911	$—	$—	$116,917	$(1,216)	$(365,552)	$79,060

						Accumulated
					Additional	Other
Three months ended September 30, 2021	Common Shares		Preferred	Special	Paid in	Comprehensive
(Note 1)	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
June 30, 2021	197,794,399	$188,901	$550	$—	$72,541	$(1,216)	$(247,708)	$13,068
Exercise of stock options (Note 6)	2,321,967	6,039	—	—	(4,366)	—	—	1,673
Share-based compensation (Note 6)	—	—	—	—	9,508	—	—	9,508
Conversion of debenture	3,068,672	26,503	—	—	—	—	—	26,503
Common shares issued for services	180,485	1,248	—	—	—	—	—	1,248
Net equity from Business Combination	—	60,987	—	—	30,339	—	—	91,326
Conversion of preferred shares to common shares	509,458	550	(550)	—	—	—	—	—
Loss for the period	—	—	—	—	—	—	(36,651)	(36,651)
September 30, 2021	203,874,981	$284,228	$—	$—	$108,022	$(1,216)	$(284,359)	$106,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Nine months ended September 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Issuance of shares under PIPE financing - net proceeds (Note 9)	38,266,180	29,668	—	—	—	—	—	29,668
Exercise of stock options (Note 6)	118,461	142	—	—	(66)	—	—	76
Conversion of restricted share units, net of shares withheld for taxes (Note 6)	1,670,429	2,984	—	—	(3,062)	—	—	(78)
Share purchase under Employee Share Purchase Plan (Note 6)	42,426	66	—	—	(10)	—	—	56
Share-based compensation (Note 6)	—	—	—	—	17,982	—	—	17,982
Loss for the period	—	—	—	—	—	—	(61,395)	(61,395)
September 30, 2022	265,529,989	$328,911	$—	$—	$116,917	$(1,216)	$(365,552)	$79,060

						Accumulated
Nine months ended September 30, 2021	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
(Note 1)	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254
Exercise of stock options (Note 6)	6,312,902	14,297	—	—	(10,061)	—	—	4,236
Common shares to be issued for exploration and evaluation expenses	4,245,031	25,664	—	—	(12,879)	—	—	12,785
Share-based compensation (Note 6)	—	—	—	—	55,276	—	—	55,276
Common shares issued for services	187,432	1,296	—	—	—	—	—	1,296
Net equity from Business Combination		60,987	—	—	30,339	—	—	91,326
Conversion of debentures	3,126,565	27,003	—	—	—	—	—	27,003
Conversion of preferred shares to common shares	509,458	550	(550)	—	—	—	—	—
Loss for the period	—	—	—	—	—	—	(121,501)	(121,501)
September 30, 2021	203,874,981	$284,228	$—	$—	$108,022	$(1,216)	$(284,359)	$106,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Nine months ended	Nine months ended
		September 30,	September 30,
		2022	2021
	Note		(Note 1)
Cash provided by (used in)

Operating activities
Loss for the period		$(61,395)	$(121,501)
Items not affecting cash:
Amortization		299	324
Expenses settled with share-based payments	6	16,298	69,357
Interest on convertible debentures		—	1,003
Change in fair value of warrants liability	5	(892)	(878)
Unrealized foreign exchange		56	(31)
Changes in working capital:
Receivables and prepayments		(1,426)	(8)
Accounts payable and accrued liabilities		300	23,395
Net cash used in operating activities		(46,760)	(28,339)

Investing activities
Settlement of deferred acquisition costs		—	(3,440)
Acquisition of equipment		(959)	(402)
Net cash used in investing activities		(959)	(3,842)

Financing activities
Proceeds from PIPE financing	9	30,400	—
Expenses paid for PIPE financing	9	(680)	—
Proceeds from employee share purchase plan		56	—
Proceeds from exercise of stock options		76	4,236
Proceeds from issuance of convertible debentures		—	26,000
Taxes withheld and paid on share-based compensation		(78)	—
Proceeds from Business Combination (net of fees and other costs)		—	104,465
Net cash provided by financing activities		29,774	134,701

(Decrease) increase in cash		(17,945)	102,520
Impact of exchange rate changes on cash		(56)	24
Cash - beginning of period		84,873	10,096
Cash - end of period		$66,872	$112,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The Company is a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediate nickel-copper-cobalt matte) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 4).

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

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with US Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2021. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Certain comparative figures in note 4 have been reclassified to conform to the current period’s presentation.

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

As at September 30, 2022 and December 31, 2021, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. The warrants are valued at fair value which is disclosed in Note 5.

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

3.Recent Accounting Pronouncements Issued and Adopted

Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

4.Exploration Contracts

Strategic Partnerships

Pilot Mining Test Project with Allseas

The Company made the second $10 million payment of the amended Pilot Mining Test Agreement (“PMTA”) on April 25, 2022, upon successful completion of the North Sea drive test on March 25, 2022. The third and final $10 million payment will be payable upon successful completion of the pilot trial of the Pilot Mining Test System (“PMTS”) in NORI Area D. Completion of the pilot trial of the PMTS and third and final payment is expected to occur in the fourth quarter of 2022.

Total cost recorded as exploration and evaluation expenses for the PMTS during the three and nine months ended September 30, 2022 amounted to $1.3 million and $4 million, respectively (three and nine months ended September 30, 2021 amounted to $12.9 million). The Company has not recorded a liability for the third payment as at September 30, 2022.

On March 16, 2022, the Company’s subsidiary, NORI, and Allseas entered into a non-binding term sheet which contemplates an upgrade of the PMTS into a commercial nodule collection system and commercial operation of this system in NORI Area D. The terms are subject to negotiation between NORI and Allseas and if successful, may result in amendments to the existing Strategic Alliance Agreement.

As at September 30, 2022, Allseas owned 22.7 million TMC common shares (December 31, 2021 – 16.2 million TMC common shares) which constituted 8.6% (December 31, 2021 – 7.2%) of total common shares outstanding.

On November 9, 2022, the Company and Allseas agreed to settle the third and final payment of $10 million in either cash or shares of the Company, at the Company’s election.  With the successful completion of the pilot trial of the PMTS, as approved by the Company’s Board of Directors on November 11, 2022, the Company intends to satisfy the Allseas obligation through the issuance of common shares in the fourth quarter of 2022, subject to regulatory approval (Note 12).

Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended September 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$15,360	$—	$—	$15,360
Exploration Labor	700	167	163	1,030
Mining, Technological and Process Development	214	16	12	242
PMTS	3,226	229	230	3,685
Share-based compensation (Note 6)	1,122	231	234	1,587
Sponsorship, Training and Stakeholder Engagement	300	62	93	455
Other	278	11	15	304
	$21,200	$716	$747	$22,663

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended September 30, 2021	Contract	Agreement	Contract	Total
Environmental Studies	$14,871	$1,852	$1,847	$18,570
Exploration Labor	435	199	185	819
Mining, Technological and Process Development	429	185	80	694
PMTS	15	7	4	26
Share-based compensation (Note 6)	1,578	594	860	3,032
Sponsorship, Training and Stakeholder Engagement	428	6	65	499
Other	194	14	—	208
	$17,950	$2,857	$3,041	$23,848

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the nine months ended September 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$20,526	$8	$—	$20,534
Exploration Labor	2,308	541	525	3,374
Mining, Technological and Process Development	704	57	52	813
PMTS	5,461	499	498	6,458
Share-based compensation (Note 6)	5,142	1,123	1,134	7,399
Sponsorship, Training and Stakeholder Engagement	654	148	314	1,116
Other	573	16	57	646
	$35,368	$2,392	$2,580	$40,340

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the nine months ended September 30, 2021	Contract	Agreement	Contract	Total
Environmental Studies	$35,331	$4,341	$4,332	$44,004
Exploration Labor	1,286	555	556	2,397
Mining, Technological and Process Development	960	402	296	1,658
PMTS	32	9	7	48
Share-based compensation (Note 6)	16,680	6,925	6,972	30,577
Sponsorship, Training and Stakeholder Engagement	563	73	166	802
Other	587	70	38	695
	$55,439	$12,375	$12,367	$80,181

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

Public Warrants

As at September 30, 2022, 15,000,000 (December 31, 2021 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

As at September 30, 2022, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Private Warrants

As at September 30, 2022, 9,500,000 Private Warrants were outstanding (December 31, 2021 - 9,500,000).

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

As at September 30, 2022, the fair value of outstanding Private Warrants of $2.2 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2021	$3,126
Decrease in fair value of warrants liability	(892)
Warrants liability as at September 30, 2022	$2,234

As at September 30, 2022 and December 31, 2021, the fair value of the Private Warrants was estimated using the following assumptions:

	September 30,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Share price	$1.05	$2.08
Volatility	91.72%	64.6%
Term	3.9 years	4.7 years
Risk-free rate	4.07%	1.2%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2022.

Allseas Warrants

Allseas holds warrants to purchase common shares (the Allseas Warrants), which will vest and become exercisable upon successful completion of the PMTS and will expire on September 30, 2026. A maximum of 11.6 million warrants to purchase common shares will vest if the PMTS is completed by September 30, 2023, gradually decreasing to 5.8 million warrants to purchase common shares if the PMTS is completed after September 30, 2025. The Company will record the expense for the Allseas Warrants upon successful completion of the pilot trial of the PMTS in the NORI Area D. No expense or liability has been recorded as at and for the three and nine months ended September 30, 2022.

With the successful completion of the pilot trial of the PMTS, as approved by the Company’s Board of Directors on November 11, 2022, the 11.6 million Allseas Warrants have vested and are exercisable (Note 12).

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

Stock options

As at September 30, 2022, there were 15,356,340 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). During the three and nine months ended September 30, 2022, 100,000 STIP stock options and 118,461 STIP stock options, respectively were exercised, and no new options were granted.

During the three and nine months ended September 30, 2022, the Company recognized $176 million and $9.2 million respectively (three and nine months ended September 30, 2021 - $9.5 million and $55.2 million, respectively) of share-based compensation expense for stock options in the statement of loss and comprehensive loss. For the three and nine months ended September 30, 2022 a total of $0.7 million and $4.6 million respectively, was recorded in exploration and evaluation expenses (three and nine months ended September 30, 2021 - $3 million and $30.6 million, respectively). The amount recorded in general and administration expenses for three and nine months ended September 30, 2022 was $1.0 million and $4.6 million respectively (three and nine months ended September 31, 2021 - $6.4 million and $24.7 million respectively).

During the third quarter of 2022, the Company extended the expiry dates of 1,237,329 of its issued stock options in recognition of the continued services provided by the option holders and as a result recorded $0.3 million of share-based compensation expense in general and administrative expenses for the three months and nine months ended September 30, 2022.

Restricted Share Units

The details of RSUs granted during the three and nine months ended September 30, 2022 are described below.

Vesting Period	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Vesting Immediately	8,576	—	1,721,729	—
Vesting in thirds on each anniversary of the grant date	95,238	56,224	464,632	56,224
Vesting in fourths on each anniversary of the grant date	—	—	527,800	—
Vesting fully on the anniversary of the grant date	—	—	476,189	—

Out of the 1,721,729 units vesting immediately on grant date, 1,072,572 units were issued to settle liabilities with a carrying amount of $1.8 million at a weighted average grant date fair value of $1.75 per RSU.

During the three and nine months ended September 30, 2022, an aggregate of nil and 476,189 units respectively were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vest upon the Company’s 2023 annual shareholders meeting. The total fair value of units granted as annual grants to the non-employee directors in the first nine months of 2022 amounted to $700,000 ($nil in the first nine months of 2021).

During the three and nine months ended September 30, 2022, a total of 339,007 and 396,691 units respectively were forfeited.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

During the three and nine months ended September 30, 2022, a total of $1.8 million and $5.7 million respectively (three and nine months ended September 30, 2021 - $35 thousand) was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs. For the three and nine months ended September 30, 2022, a total of $0.9 million and $2.8 million respectively, was recorded in exploration and evaluation expenses (three and nine months ended September 30, 2021 - $nil). The amount recorded in general and administration expenses for three and nine months ended September 30, 2022 was $0.9 million and $3.0 million respectively (three and nine months ended September 30, 2021- $35 thousand). As at September 30, 2022, total unrecognized share-based compensation expense for RSUs was $7.7 million (December 31, 2021 - $12.3 million).

As at September 30, 2022, an aggregate of 19,284 vested units were outstanding and due to be converted into common shares.

Employee Share Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Share Purchase Plan was approved at the Company’s 2022 annual shareholders meeting, including the approval of the issuance of up to 5,254,324 common shares under the ESPP. This included 2,254,324 shares added to the ESPP in January 2022 pursuant to the ESPP’s annual increase provision. As per the annual increase provision on the first day of each of the Company’s fiscal years after 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the Board of Directors will be added to the ESPP.

Participation in the ESPP is available to all full-time and certain part-time employees. The ESPP comprises offering periods that are twenty-four (24) months in length, which begin on approximately every June 1 and December 1. Each offering period includes four purchase periods of six months each, which begin on approximately every June 1 and December 1, or at such other times designated by the Board of Directors or its compensation committee. At the exercise date, which is the last business day of each purchase period, the accumulated deductions from participating employees are used to purchase common shares of the Company. Shares are purchased at a price equal to 85% of the lower of either the share price of the Company’s common shares on the first business day of the particular offering period or the last business day of the purchase period. The plan also has an automatic reset feature wherein, if the share price of the common share on any exercise date is less than the share price of the common share on the first business day of the applicable offering period, then such offering period shall automatically terminate immediately after the purchase of the common shares. In such case, a new offering period shall commence on the first business day following the exercise date.

The ESPP includes the following limitations:

●	an employee’s contribution is limited to 15% of the employee’s annual gross earnings, not to exceed $25,000 per year,
●	an employee’s purchases in any offering period cannot exceed 15,000 common shares, and
●	an employee’s purchases are capped, not to exceed 5% of the Company’s total outstanding common shares

During the three and nine months ended September 30, 2022, a total of $39 thousand and $62 thousand respectively was charged to the condensed consolidated statement of loss and comprehensive loss. For the three and nine months ended September 30, 2022, a total of $12 thousand and $21 thousand respectively, was recorded in exploration and evaluation expenses. The amount recorded in general and administration expenses for three and nine months ended September 30, 2022 was $27 thousand and $41 thousand respectively. During the three and nine months ended September 30, 2022, the Company issued nil and 42,426 common shares respectively to its employees as part of its ESPP program.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

7.Loss per Share

Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive. Anti-dilutive equivalent common shares were as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021
Outstanding options to purchase common shares	25,140,262	25,287,670
Outstanding RSUs	5,021,783	56,224
Outstanding shares under ESPP	34,116	—
Outstanding warrants	36,078,620	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	202,514,745	197,662,478

8.Related Party Transactions

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and nine months ended September 30, 2022 totaled $69 thousand and $206 thousand (three and nine months ended September 30, 2021 - $75 thousand and $213 thousand respectively) out of which for three and nine months ended September 30, 2022 a total of $55 thousand and $165 thousand, respectively (three and nine months ended September 30, 2021 - $60 thousand and $170 thousand, respectively) is disclosed as exploration labor within exploration and evaluation expenses (Note 4) and $14 thousand and $41 thousand respectively for three and nine months ended September 30, 2022 is disclosed as general and administration expenses (three and nine months ended September 30, 2021 - $15 thousand and $43 thousand respectively). As at September 30, 2022, the amount payable to SSCS was $nil (December 31, 2021 - $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three and nine months ended September 30, 2022 amounted to $94 thousand and $281 thousand respectively (three and nine months ended September 30, 2021 $93 thousand and $281 thousand), evenly apportioned between exploration and evaluation expenses (Note 4) and general and administration expenses for three and nine months ended September 30, 2022 and September 30, 2021. As at September 30, 2022, the amount payable to Ocean Renaissance was $nil (December 31, 2021 - $nil).

9.PIPE Financing

On August 12, 2022, the Company entered into three securities purchase agreements for the private placement of an aggregate of 37,978,680 of the Company’s common shares. The Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Purchasers”) for the issuance and sale of an aggregate of 31,625,000 Common Shares at a purchase price of $0.80 per share, a separate securities purchase agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman, for the issuance and sale of 103,680 Common Shares at $0.9645 per share, the consolidated closing bid price per Common Share on August 11, 2022 (the “Barron Purchase Agreement”), and a separate securities purchase agreement with ERAS Capital LLC, the family fund of the Company’s director, Andrei Karkar, for the issuance and sale of 6,250,000 common shares at a purchase price of $0.80 per share (the “ERAS Purchase Agreement”, together with the PIPE Purchase Agreement and the Barron Purchase Agreement, the “Purchase Agreements”). As at September 30, 2022, all of the 37,978,680 shares were issued and the Company received gross proceeds amounting to $30.4 million. The Company incurred $1.0 million as placement agent fees and offering expenses out of which expenses amounting to $0.2 million were settled by issuing 287,500 shares at issue price of $0.80 per share.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

10.Commitments and Contingent Liabilities

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

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period. TOML had committed to spend $30.0 million over the five-year period from 2017 to 2021. Such commitment has flexibility where the amount can be reduced and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding.

The Company has spent approximately $13.3 million in connection with the TOML Exploration Contract from 2017 to 2021. The ISA has reviewed TOML’s periodic review report for the 2017-2021 period and submitted its initial findings at the end of September 2022, which management is currently reviewing.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. The Company denies any allegations of wrongdoing and the Company has filed and served the plaintiff a motion to dismiss on July 12, 2022 and intends to defend against this lawsuit. As of September 26, 2022, the motion to dismiss is fully briefed and the parties are awaiting a ruling. There is no assurance, however, that the Company or the other defendants will be successful in their defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

11.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

12.Subsequent Events

On November 11, 2022, the Company’s Board of Directors agreed with management’s assessment that the criteria for the successful completion of the pilot trial of the PMTS in the NORI Area D, as prescribed in the Strategic Alliance Agreement (SAA) with Allseas, had been met.

As a result, the Company intends to settle the third and final payment of $10 million of the amended PMTA through the issuance of common shares in the fourth quarter of 2022, at a price of $1.00 per share, subject to regulatory approval (Note 4).

Similarly, with the successful completion of the pilot trial of the PMTS, the 11.6 million Allseas Warrants have vested and are exercisable (Note 5).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2021 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

These four metals contained in the polymetallic nodules are critical for the transition to clean energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediate nickel-copper-cobalt matte) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtains and maintains sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ: two based on the ISA exploration contracts through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which has developed and is currently testing a pilot collection system, expected to be modified into an initial smaller-scale commercial production system and serve as the basis for the design of a full-scale commercial production system and (ii) Glencore International AG (Glencore) holding offtake rights to 50% of NORI nickel and copper production from the NORI area. In addition, we have worked with engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The pyrometallurgical stages of the flowsheet were tested as part of our pilot plant program at FLSmidth & Co. A/S’s and XPS Solutions’ (Glencore subsidiary) facilities and bench-scale hydrometallurgical refining work is being carried out with SGS SA. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. In March 2022, we entered into a non-binding memorandum of understanding with Epsilon Carbon Pvt, LTD. (“Epsilon Carbon”) in which Epsilon Carbon expressed its intent to conduct pre-feasibility work to potentially finance, engineer, permit, construct and operate a commercial polymetallic nodule processing plant in India. Together with Epsilon Carbon, we selected a suitable plant site in India, developed and issued a Request for Proposal for Project Zero Pre-feasibility and Feasibility Study. Due to overstressed process engineering capacity across all markets with expertise in Rotary Kiln-Electric arc Furnace (“RKEF”) plants, compliant bids were received in September 2022 later than initially expected, and are currently under review.

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D contract area and, subject to regulatory review by the ISA, intend to start commercial production in 2024. To reach our objective, we are: (i) defining our resource and project economics, (ii) developing and testing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing and testing onshore technology and system to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

We are still in the exploration phase and have not yet declared mineral reserves. We have yet to obtain exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ and have yet to obtain the applicable environmental permits and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

Developments in the Third Quarter 2022

Below are some of the major developments that occurred in the third quarter of 2022:

NORI Area D Project:

●	Project Zero Research: In July 2022, our Australian subsidiary entered into a research funding agreement with a consortium of institutions led by Australia’s Commonwealth Scientific Industrial Research Organization (CSIRO) to create a framework for the development of an ecosystem-based Environmental Management and Monitoring Plan (EMMP) for our proposed deep-sea polymetallic nodule collection operations in the CCZ.
●	Pilot Collection System Trials and Monitoring Campaign:
●	ISA Recommendation: In September 2022, following the completion of its review of NORI’s Environmental Impact Statement (EIS) and EMMP, the International Seabed Authority recommended that we proceed with independently monitored pilot collection system trials in NORI Area D in the CCZ.
●	Start of Trials and Campaign: With the ISA recommendation, the team of engineers at Allseas and scientists from some of the world’s leading deep-sea research institutions and contractors, began technology trials and our impact monitoring campaign. The environmental and operational data gathered during these trials will be an important step in ensuring the safe and efficient collection of polymetallic nodules to meet expected demand for critical minerals for the clean energy transition and the ISA’s review of our expected submission of an application for an exploitation contract for the NORI Area D.

TMC Financing:

●	PIPE Financing: On August 15, 2022, we announced a private placement financing which raised aggregate gross cash proceeds of $30.4 million (approximately $30 million net proceeds, after deducting placement agent fees and offering expenses) through the issuance of approximately 38.0 million common shares. A majority of the committed funds came from our existing shareholders and insiders. We filed a resale registration statement for the common shares issued to the investors in the financing with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022.

UAW Agreement:

In September 2022, we announced that we had entered into a labor neutrality agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) designed to bolster the critical mineral supply chain, which we believe lays the groundwork for sustainable production of electric car batteries while also creates a path to potential job growth in the United States.

Developments Subsequent to September 30, 2022

●	Board of Director Changes: On October 3, 2022, we announced the appointment of Andrew C. Greig to our Board as an Independent Director to replace outgoing director Gina Stryker. Mr. Greig brings extensive experience working on international construction projects in the mining sector during a 35-year career at leading engineering, procurement and construction company, Bechtel Group. On November 10, 2022, Mr. Greig was appointed to the Compensation Committee and on November 11, 2022, he was appointed as Lead Independent Director, replacing Andrew Hall. Mr. Hall will remain on the Board of Directors, including as a member of the Audit Committee.
●	NORI Collector Test Monitoring: On October 5, 2022, we announced that a multidisciplinary team of independent scientists from leading research institutions around the world and industry-leading contractors commenced the next phase of an extensive environmental baseline and impact monitoring campaign in preparation for NORI’s ongoing pilot nodule collection system trials in NORI Area D area of the CCZ. Scientists aboard a dedicated 103-meter-long monitoring vessel conducted pre-disturbance monitoring studies on a sub-section of the NORI Area D exploration area to establish an environmental baseline before NORI’s offshore strategic partner, Allseas, began testing a system consisting of a prototype nodule collector at the seafloor connected to a riser system to bring nodules to the surface production vessel, Hidden Gem.
●	NORI Collector Test Milestone: On October 12, 2022, we announced the successful collection of an initial batch of seafloor polymetallic nodules, which were lifted up a 4-kilometer-long riser system to the surface, in what represents the first integrated collection system test conducted in the CCZ since the 1970s. The dedicated team of 130 crew and engineers aboard the Hidden Gem commenced initial nodule collection runs, driving the pilot collector 147 meters in one hour on a pre-determined path and collecting 14 tonnes of nodules, while expert industry contractors and independent scientists continued their complex monitoring program to assess the environmental impacts of the collector system trials using an array of over 50 subsea sensors and monitoring stations.
●	Executive Changes: On October 20, 2022, we announced the appointment of Grant Lindner as Project Director for NORI, as we look to potentially commercialize our first polymetallic nodule project in the NORI Area D. Mr. Lindner has delivered over $26 billion in project value during his 25-year career at Bechtel Group and BHP, holding senior executive roles for large-scale mining, smelter and refinery, material handling and marine projects. Mr. Lindner will play a key role in advancing all areas of the NORI Area D project including the submission of the Environmental Impact Assessment and exploitation application to the ISA, and the safe delivery of offshore and onshore development plans. We also announced that Anthony O’Sullivan had tendered his resignation on October 14, 2022 for personal and health reasons, although he will remain in the position through a twelve-month transition period.

●	Successful Conclusion of NORI Collector Test: On November 14, 2022, we announced that NORI and Allseas have successfully concluded the first integrated system test in the Clarion Clipperton Zone of the Pacific Ocean since the 1970s, achieving all significant pilot milestones while collecting approximately 4,500 tonnes of seafloor polymetallic nodules. Over 3,000 tonnes were transported up a 4.3-kilometer-long riser system to the surface production vessel, Hidden Gem, while the additional 1,500 tonnes of nodules were purposely left behind on the seafloor as part of the trials.

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

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration and exploitation (if awarded) rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, very limited offshore marine resource definition activities in the Marawa Contract Area have occurred and DGE expects to commit future resources as contractually agreed with Marawa to evaluate the future commercial viability of any project in such area. Marawa has not completed adequate exploration to establish the economic viability of any project in the Marawa Contract Area. Further work will need to be conducted in order to assess the viability of any potential project in the Marawa Contract Area and such work may take several years until such assessment can be made. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2021 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC.

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

COVID-19

During the third quarter of 2022, active work comprised the commencement of deep-water test of the full collector system deployed from the Hidden Gem in the NORI Area D project area in the CCZ. There were COVID-19 outbreaks, but these were effectively managed and had no impact on the project schedule and delivery of the collector test.

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

our expensing of options granted in the first quarter of 2021 under the Company’s Short-Term Incentive Plan (“STIP”) based on the grantee’s historical start date with us rather than the grant date of the options on March 4, 2021, as required by US Generally Accepted Accounting Principles (“U.S. GAAP”), resulting in a $1.8 million overstatement of stock-based compensation expenses as of and for the three-month period ended March 31, 2021, and $0.3 million understatement and $1.5 million overstatement of stock-based compensation expenses as of and for the six month period ended June 30, 2021, respectively.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our historical results are reported under U.S. GAAP and in U.S. dollars. All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $25.9 million and $59.4 million for the three and nine months ended September 30, 2022, respectively, compared to a net loss of $36.7 million and $121.5 million in the same periods of 2021, respectively. We have an accumulated deficit of approximately $363.6 million from inception through September 30, 2022.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue until at least 2025 and only if NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

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

Interest Income/Expense

Interest expense in the first nine months of 2021 resulted from our financing transactions, specifically the convertible debentures issued in February 2021, which accrued interest at 7% per annum. The convertible debentures were fully converted into DeepGreen common shares on September 9, 2021. Interest income recorded in the first nine months of 2022 resulted from the interest earned on the funds we received from the Business Combination which closed in September 2021 and from the PIPE financing which closed in August 2022.

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

The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. Our accounting policies are described in Note 3 “Summary of Significant Accounting Policies” in our financial statements filed as part of the 2021 Annual Report on Form 10-K.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	For the Three Months Ended			For the Nine Months Ended
(Dollar amounts in thousands, except as noted)	September 30,			September 30,
		2021			2021
	2022	(Restated)	% Change	2022	(Restated)	% Change
Exploration and evaluation expenses	$22,663	$23,848	(5)%	$40,340	$80,181	(50)%
General and administrative expenses	5,944	13,334	(55)%	22,502	41,138	(45)%
Change in fair value of warrants liability	(350)	(878)	(60)%	(892)	(878)	2%
Foreign exchange loss (gain)	(11)	5	(320)%	(11)	57	(119)%
Interest expense (income)	(352)	342	(203)%	(544)	1,003	(154)%
Loss for the period	$27,894	$36,651	(24)%	$61,395	$121,501	(49)%

Three Months ended September 30, 2022 compared to Three Months ended September 30, 2021

We reported a net loss of $27.9 million in the third quarter of 2022, compared to $36.7 million in the same period of 2021. The following explains the major reasons for the reduction in the net loss in the third quarter of 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended September 30, 2022 were $22.7 million, compared to $23.8 million for the same period in 2021. The decrease of $1.2 million was primarily due to a decrease in environmental studies of $3.4 million, due to the completion of the NORI Area D baseline campaigns in the fourth quarter of 2021 and a reduction in share-based compensation of $1.4 million in the 2022 period, as the cost of the LTIP options with vesting condition of $3 billion market capitalization was completely amortized in 2021 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 offset by the increase amortization cost of the RSUs issued to employees and contractors in 2022. The above expense reductions were partially offset by increased work on the PMTS which progressed in the third quarter of 2022 resulting in increased expenses of $3.7 million.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2022 were $5.9 million compared to $13.3 million for the same period in 2021. The decrease of $7.4 million in G&A expenses was mainly the result of lower share-based compensation in the 2022 period as the cost of the LTIP options with vesting condition of $3 billion market capitalization was completely amortized in 2021 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021, offset by the increase amortization cost of the RSUs issued to employees and contractors in 2022. This decrease was partially offset by higher G&A expenses in the third quarter of 2022, reflecting an increase in personnel, legal and other expenses associated with being a public company. The third quarter of 2021 also included higher expenses for consulting and communications related to the Business Combination.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the third quarter of 2022 resulted in a credit of $0.4 million. The credit was primarily due to a 15% decrease in the price of our warrants in the third quarter of 2022. The warrants liability was initially recorded as part of the Business Combination.

Nine Months ended September 30, 2022 compared to Nine Months ended September 30, 2021

We reported a net loss of $59.5 million in the first nine months of 2022, compared to $121.5 million in the same period of 2021. The following explains the major reasons for the reduction in the net loss in the first nine months of 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the nine months ended September 30, 2022 were $40.3 million, compared to $80.2 million for the same period in 2021. The decrease of $39.8 million was primarily due to a decrease in environmental studies of $23.5 million, due to the completion of the NORI Area D environmental baseline campaigns in the fourth quarter of 2021. In the first nine months of 2021, offshore campaign costs in support of environmental studies included a fair value increase of $12.2 million that was recognized on the issuance of DeepGreen common shares to Maersk Supply Service A/S (“Maersk”). The decrease in the first nine months of 2022 also reflects a reduction in share-based compensation of $23.2 million, as a significant number of stock options were awarded in March 2021, in recognition of past services and in anticipation of the Business Combination, while no stock options were awarded in the first nine months of 2022. The above expense reductions were partially offset by increased work on the PMTS which progressed in the first nine months of 2022 resulting in increased expenses of $6.4 million.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2022 were $22.5 million compared to $41.1 million for the same period in 2021. The decrease of $18.6 million in G&A expenses in the first nine months of 2022 was mainly the result of lower share-based compensation in the 2022 period as the first nine months of 2021 included the award of a significant number of stock options in recognition of past services and in anticipation of the Business Combination. This decrease was partially offset by higher G&A expenses in the first nine months of 2022, reflecting an increase in personnel, legal and other expenses associated with being a public company. In addition, the first nine months of 2021 included higher expenses for consulting and communications related to the Business Combination.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the first nine months of 2022 resulted in a credit of $0.9 million, similar to the same period of 2021. The credit was primarily due to a 39% decrease in the price of our warrants in the first nine months of 2022. The warrants liability was initially recorded as part of the Business Combination.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, receiving gross cash proceeds of $137.6 million ($104.5 million net of transaction fees), followed by a PIPE financing that we announced on August 15, 2022, which resulted with gross cash proceeds of $30.4 million (approximately $30 million net of transaction fees). As of September 30, 2022, we had cash on hand of $66.9 million.

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

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of a production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

In addition, we will need and are seeking additional financing to fund our continued operations. These financings could include additional public or private equity, debt financings, equity-linked financings or other sources of financing, including through non-dilutive asset, royalty or project-based financings. If these financing or other financing sources are not available, or if the terms of financing are less desirable than we expect, or if in insufficient amounts, we may be forced to delay our exploration and/or exploitation activities or further scale back our operations, which could have a material adverse impact on our business and financial prospects.

On September 16, 2022, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities, before any fees or expenses of the offering. Securities that may be sold include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

We may receive up to approximately $281.8 million in aggregate gross proceeds from cash exercises of the Public Warrants and the Private Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our common shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our common shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

Cash Flows Summary

Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Nine Months Ended
(thousands)	September 30,		September 30,
	2022	2021 Restated	2022	2021 Restated
Net cash (used in) operating activities	$(8,637)	$(10,394)	$(46,760)	$(28,339)
Net cash (used in) investing activities	$(507)	$—	$(959)	$(3,842)
Net cash provided by financing activities	$29,784	$106,138	$29,774	$134,701
(Decrease) increase in cash	$20,640	$95,744	$(17,945)	$102,520

Nine Months ended September 30, 2022 compared to Nine Months ended September 30, 2021

Cash flows used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $46.8 million, attributable to a net loss of $59.4 million and an increase in net operating assets and liabilities of $2.9 million, partially offset by non-cash adjustments of $15.5 million. Non-cash adjustments primarily consisted of $16.1 million of expenses settled with share-based payments, partially offset by $0.9 million related to the decrease in the fair value of the Private Warrants, mainly as a result of the decrease in our share price during the first nine months of 2022. The increase in our net operating assets and liabilities was primarily due to a $1.5 million decrease in accounts payable and accrued liabilities in the 2022 period due to the timing of supplier payments.

Cash flows used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.0 million for the purchase of equipment, as compared to $3.8 million in the first nine months of 2021, which related primarily to the initial payments made to DSMF in connection with our acquisition of TOML in 2020.

Cash flows (used in) provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $29.8 million, compared to $134.7 million provided by financing activities in the first nine months of 2021. The 2022 results represent the net proceeds from the PIPE financing which we announced in August 2022, while the 2021 comparative includes the net proceeds from the Business Combination of $104.7 million, $26.0 million from the issuance of convertible debentures in February 2021 and $4.2 million from the exercise of incentive stock options.

PIPE Financing

On August 15, 2022, we announced a private placement financing with 25 accredited investors, including our Chief Executive Officer and Chairman Gerard Barron and ERAS Capital LLC, and the investment fund of our director Andrei Karkar. Pursuant to three securities purchase agreements we entered into on August 12, 2022, we issued an aggregate of 37,978,680 common shares to the investors at a price per share of $0.80 ($0.9645 with respect to approximately $100,000 of common shares purchased by our Chief Executive Officer and Chairman in the private placement financing, which was the consolidated closing bid price of the common shares on August 11, 2022). We received aggregate gross cash proceeds of approximately $30.4 million from the private placement during the quarter ended September 30, 2022 and net cash proceeds of approximately $30 million, after deducting placement agent fees and offering expenses. We filed a resale registration statement for the common shares issued to the investors in the financing with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022.

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

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period. TOML had committed to spend $30.0 million over the five-year period from 2017 to 2021. Such commitment has flexibility where the amount can be reduced and such reduction would be dependent upon various factors including the success of the exploration programs and the availability of funding. The ISA has reviewed TOML’s periodic review report for the 2017-2021 period and submitted its initial findings at the end of September 2022, which management is currently reviewing.

Regulatory Obligations Relating to Exploration Contracts

Each of TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor obtains and maintains sponsorship by a host state that is a member of the ISA and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and currently being tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 million tonnes of wet nodules per year with expected production readiness by the fourth quarter of 2024. NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system. Once in production, NORI expects to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced as Allseas scales up production to 1.3 million wet tonnes per year. The parties intend to further detail and revise these cost estimates in the definitive agreement contemplated by the non-binding term sheet, which the parties expect to enter into no later than December 31, 2022, following the completion of the planned pilot collection tests. Subject to the necessary regulatory approvals Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a Samsung 10000, with the potential for it to be engineered to support a higher production rate of three million tonnes of wet nodules. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

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

We made the second $10 million payment to Allseas under the PMTA on April 25, 2022, following the successful completion of the North Sea drive test. The third and final $10 million payment to Allseas became due upon successful completion of the pilot trial of the PMTS in NORI Area D, which we intend to settle through the issuance of common shares in the fourth quarter of 2022, at a price of $1.00 per share, subject to regulatory approval. Additionally, with the successful completion of the pilot trial, the Allseas Warrants vested and are exercisable for 11.6 million common shares.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to (i) the Company’s restatement of its financial statements to reclassify the Company’s warrants as described below and in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021 (the “2020 Annual Report on Form 10-K/A”) and (ii) the other material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Plan for Remediation of the Material Weaknesses in Internal Control over Financial Reporting

We have taken the following remediation measures to date:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	completed the transition from our outsourced accounting service provider to our in-house finance and accounting function;
●	evaluated the accounting impacts of all new contracts and arrangements through a detailed analysis against accounting standards and technical interpretations;
●	performed a thorough analysis of key issues to be addressed, have prioritized these issues and we are now in the process of addressing these issues;
●	hired external experts to work with our internal team to assist with our project to design and implement robust controls over all our key processes and address all key company risks; and
●	added formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to begin to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Except as set forth below, we are not currently a party to any material legal proceedings.

On September 20, 2021, we commenced litigation in the New York Supreme Court, New York County against two investors who failed to fund their PIPE commitments in connection with the closing of the Business Combination. These actions are captioned Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ethos Fund I, LP, Ethos GP, LLC, Ethos DeepGreen PIPE, LLC, and Ethos Manager, LLC, Index No. 655527/2021 (N.Y. Sup. Ct.) and Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ramas Capital Management, LLC, Ramas Energy Opportunities I, LP, Ramas Energy Opportunities I GP, LLC, and Ganesh Betanabhatla, Index No. 655528/2021 (N.Y. Sup. Ct.). The operative complaints allege that the investors breached the relevant subscription agreement and that the investors’ affiliates tortiously interfered with the subscription agreements by causing the investor not to fund its contractual obligations. We are seeking compensatory damages (plus interest), equitable relief, expenses, costs, and attorneys’ fees. On December 17, 2021, the defendants at Ethos moved to dismiss the complaint. That motion is pending. There can be no assurances, however, that we will be successful in our efforts against these investors.

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former Director in federal district court for the Eastern District of New York, styled Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. We deny any allegations of wrongdoing and have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. As of September 26, 2022, the motion to dismiss is fully briefed and the parties are awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

The Company has received letters from the SEC notifying us of an investigation and requesting the voluntary production of documents and information regarding the Company’s March 31, 2020 acquisition of Tonga Offshore Mining Limited from Deep Sea Mining Finance Ltd. and the business combination, completed September 9, 2021, between DeepGreen Metals Inc. and Sustainable Opportunities Acquisition Corporation that led to the Company’s formation. The Company is continuing to cooperate with the investigation and respond voluntarily to the SEC’s requests.

ITEM 1A.	RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K and the Form 10-Q filed on August 15, 2022. There have been no material changes from or additions to the risk factors disclosed in our 2021 Annual Report on Form 10-K and the Form 10-Q filed on August 15, 2022. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On August 15, 2022, we announced a private placement financing with 25 accredited investors, including our Chief Executive Officer and Chairman Gerard Barron and ERAS Capital LLC, and the investment fund of our director Andrei Karkar. Pursuant to three securities purchase agreements we entered into on August 12, 2022, we issued an aggregate of 37,978,680 common shares to the investors at a price per share of $0.80 ($0.9645 with respect to approximately $100,000 of common shares purchased by our Chief Executive Officer and Chairman in the private placement financing, which was the consolidated closing bid price of the common shares on August 11, 2022).  We received aggregate gross cash proceeds of approximately $30.4 million from the private placement during the quarter ended September 30, 2022 and net cash proceeds of approximately $30 million, after deducting placement agent fees and offering expenses.

The common shares issued in the private placement financing were issued pursuant to and in accordance with the exemption from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended September 30, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Form of Securities Purchase Agreement, dated August 12, 2022, by and among TMC the metals company Inc. and the Purchasers named therein		Form 8-K (Exhibit 10.1)	8/15/2022	001-39281
10.2	Securities Purchase Agreement, dated August 12, 2022, by and among TMC the metals company Inc. and Gerard Barron		Form 8-K (Exhibit 10.2)	8/15/2022	001-39281
10.3	Securities Purchase Agreement, dated August 12, 2022, by and among TMC the metals company Inc. and ERAS Capital LLC		Form 8-K (Exhibit 10.3)	8/15/2022	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

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

TMC THE METALS COMPANY INC.

Date: November 14, 2022	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer