Form 10-Q/A
period 2022-09-30
TMC the metals Co Inc.
filed 2022-11-15
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Form 10-Q is to correct a typographical error in the amount of share-based compensation expense for stock options recognized by TMC the metals company Inc. (the “Company”) during the three months ended September 30, 2022 set forth in Note 6 “Share-Based Compensation” to the Company’s Condensed Consolidated Financial Statements included in Item 1 of Part I of the Form 10-Q filed by the Company with the Securities and Exchange Commission on November 14, 2022 (the “Original Form 10-Q”). This Amendment No. 1 to Form 10-Q speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q, and does not modify or update in any way disclosures made in the Original Form 10-Q Other than such change.

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

During the three and nine months ended September 30, 2022, the Company recognized $1.7 million and $9.2 million respectively (three and nine months ended September 30, 2021 - $9.5 million and $55.2 million, respectively) of share-based compensation expense for stock options in the statement of loss and comprehensive loss. For the three and nine months ended September 30, 2022 a total of $0.7 million and $4.6 million respectively, was recorded in exploration and evaluation expenses (three and nine months ended September 30, 2021 - $3 million and $30.6 million, respectively). The amount recorded in general and administration expenses for three and nine months ended September 30, 2022 was $1.0 million and $4.6 million respectively (three and nine months ended September 31, 2021 - $6.4 million and $24.7 million respectively).

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

TMC THE METALS COMPANY INC.

Date: November 15, 2022	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 15, 2022	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer