Form 10-K
period 2022-12-31
TMC the metals Co Inc.
filed 2023-03-27
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $169,803,422.

As of March 24, 2023, the registrant had 277,878,995 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. (formerly Sustainable Opportunities Acquisition Corp.) and our subsidiaries. On September 9, 2021 (the “Closing Date”), Sustainable Opportunities Acquisition Corp. (“SOAC” and after the Business Combination described herein, the “Company”) consummated a business combination (the “Business Combination”) pursuant to the terms of the business combination agreement dated as of March 4, 2021 (the “Business Combination Agreement”) by and among SOAC, 1291924 B.C. Unlimited Liability Company, an unlimited liability company existing under the laws of British Columbia, Canada (“NewCo Sub”), and DeepGreen Metals Inc., a company existing under the laws of British Columbia, Canada (“DeepGreen”) under which SOAC acquired DeepGreen and its business. In connection with the Business Combination, SOAC changed its name to “TMC the metals company Inc.” (“TMC”). The combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq Global Select Market (“Nasdaq”) on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively.

As used in this Annual Report on Form 10-K, “Mtpa” refers to millions of tonnes per year, “ktpa” refers to thousands of tonnes per year, “dmtu” refers to dry metric tonne unit and “w/w” refers to weight for weight.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, the Company’s management. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;

●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weaknesses in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company (“PFIC”);
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;
●	the impact of pandemics (including from COVID-19) on our business; and
●	our financial performance.

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

PART I

Item 1.BUSINESS

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), about 1,300 nautical miles (1,500 miles or 2,400 kilometers) south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, manganese, cobalt and copper in a single rock.

These four metals contained in the polymetallic nodules are critical for the transition to low carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and such nation maintains effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA, which will only be available after exploitation regulations have been established, to commence commercial scale polymetallic nodule collection in the CCZ nor do we have the applicable environmental and other permits required to build and operate commercial-scale polymetallic nodule processing and refining plants on land.

Polymetallic Nodules

Deep-sea polymetallic nodules form on or just below the sediment-covered seafloor of the abyssal plains. These nodules contain significant amounts of metals, and their unique characteristic compared to terrestrial deposits is the presence of four critical metals in one deposit.

Nodule composition vs. battery metal needs
Critical metals contained in 1 kg of dry nodules
29%
.2%
1.3%
1.1%
MANGANESE
in Mn Silicate
COBALT
in Co Sulfate
NICKEL
in Ni Sulfate
COPPER
in Cu Cathode
Contained metal requirements for 75kWh EV battery with NMC811 chemistry
6.6 kg
7.1 kg
56 kg
85 kg

Source: TMC inaugural Impact Report 2021, filed May 2022

Additionally, polymetallic nodules in the CCZ possess the following characteristics:

Characteristic	What it means
Far removed from human communities	No need for social displacement
No vegetation or other obstructions covering access to nodules	No need to remove overburden, no rock cutting or blasting
Unbound to the seafloor, 90% of nodule mass in the top 5 cm of seafloor	No need for destructive rock cutting and excavation
High grades of four critical metals in a single ore	Less mass to process compared to land ores
Low head-grade variability	Potentially easy to process
2-10 cm diameter	Potentially easy to handle
Microporous	Potentially easy to smelt
Very low concentrations of hazardous elements like arsenic, antimony and mercury	Potential to productize 100% of nodule mass and design a metallurgical flowsheet that generates no tailings and leaves almost no solid waste streams behind

The above characteristics of polymetallic nodules may provide an opportunity to compress lifecycle environmental and social impacts of producing critical metals as compared to land ores. In order to extract nickel, copper, cobalt and manganese from land ores, at least three different types of ores would need to be excavated. Mine development often involves social displacement and impacts on Indigenous people as well as deforestation, destruction of carbon sinks and biodiversity loss. In addition, several times more mass would need to be processed, often requiring significant amounts of local water resources; mining and processing tailings which can be toxic and need to be managed indefinitely in tailings dams, using dry-stacking or a practice known as deep-sea tailings placement (DSTP). Furthermore, metal production from land ores can release several toxic streams into the surrounding environment which can negatively impact the health of local communities and ecosystems. We believe using nodules to produce critical metals can help reduce several of these impacts associated with mining land ores.  If our nodules are to be processed and refined in the United States (“U.S.”), we can also compress the current supply chain that some materials need to travel before reaching the U.S. of 50,000 miles down to 1,500 miles, while reducing dependency on China which dominates refining for battery metals such as nickel, cobalt and manganese.

Market Opportunity

A 2021 study by the International Energy Agency shows that the production of energy transition minerals could increase by 600% by 2040 to meet the growing demand for low-carbon energy technologies required to keep global warming at 1.5°C. Given the wide range of environmental and social impacts associated with conventional land-based mining, we believe it is important to ensure that these large amounts of critical metals are sourced with the lowest environmental, social, and economic impacts possible. As the global supply of high-grade ore remains limited and metal demand increases, we can expect a larger environmental and social footprint, potential supply shortages and sustained increases in metal prices should land-based ores remain the only viable source of critical metals.

Industries which represent an end-use segment that may require all four critical metals contained in nodules are of particular interest to us and represent potential market opportunities. Most notably, nodules contain metals that can be employed as: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates) for EV and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. See Section – Competitive Strengths.

Battery Metals and EV Market Opportunity - Global

We believe there will be significant growth in EV demand, with many countries committing to phasing out cars that burn fossil fuels and many original equipment manufacturers (“OEMs”) devoting significant resources to the electrification of their vehicle offerings. In 2022, the number of signatories to the Zero Emission Vehicle declaration announced at the UN Climate Change Conference (COP26) in October 2021 increased to 214; the declaration is aimed at accelerating the transition to zero emission vehicles with a goal to reach 100% new EV car and van sales by 2040, and by 2035 in leading markets. Following the development of an energy crisis spurred by the Russian invasion of Ukraine, the European Parliament approved a law requiring that all new passenger cars and vans produce zero emissions by 2035, effectively banning the sale of new gas- and diesel-powered vehicles in the future (although a last-minute opposition from Germany in March 2023 has delayed the final vote on this law and may have put the laws’ future in doubt). . The law also increases carbon dioxide emission reduction targets for new cars to 55% for 2030 compared to 37.5% for 2021. Similarly in the U.S., 22 states, plus the District of Columbia and Puerto Rico, have set 100% decarbonized energy goals by 2050 or sooner, with the Biden administration seeking to make half of all new vehicles sold in the U.S. zero-emissions vehicles by 2030. We believe this transition to low carbon energy and EVs will test the limits of the current supply of certain metals, as EVs require several times more of these metals (such as nickel, cobalt and copper) than cars with internal combustion engines. Raw material shortages could potentially delay the achievement of the world’s energy transition goals.

Class 1 nickel supply and demand without greenfield developments

Global refined nickel supply and demand, in Mt

2.6
2.4
2.2
2.0
1.8
1.6
1.4
1.2
1.0
0.8
28
Ni
Demand
2.3
~40%
deficit
Supply
2012
13
14
15
16
17
18
19
20
21
22
23
24
25
26
27
28
29
2030

Source: Marcelo Azevedo et al., "How clean can the nickel industry become?" Sept. 11, 2020

Copper supply and demand without greenfield developments

Global copper mine supply and demand, in Mt

28
26
24
22
20
18
16
14
29
Cu
Demand
26.9
~35%
deficit
Supply
2012
13
14
15
16
17
18
19
20
21
22
23
24
25
26
27
28
29
2030

Source: Wood Mackenzie, Q4 2020 Copper Long Term Outlook, December 2020

Cobalt market balance

Global cobalt supply and demand, in tonnes

1,000,000
500,000
0
27
Co
Demand
~1,000,000
~50%
deficit
Supply
2015
16
17
18
19
20
21
22
23
24
25
26
27
28
29
30
31
32
33
34
35
36
37
38
39
2040

Source: Benchmark Minerals Intelligence Cobalt Forecast

Battery Metals and EV Market Opportunity - USA

In August 2021, the U.S. government announced a target of 50% EV sales by 2030. The announcement was followed by a ramp-up of industry commitments to build battery cell manufacturing gigafactories, which when aggregated across North America would represent approximately 1,047GWh of capacity, according to Benchmark Minerals Intelligence (“Benchmark”).

In June 2021, the Biden administration’s 100-Day Review of Critical Minerals Supply Chains estimated that fully electrifying U.S. car sales would require 1,273ktpa of Class 1 nickel, 160ktpa of cobalt and 148ktpa of manganese, compared with existing U.S. primary production of 18ktpa of nickel, 0.6ktpa of cobalt, and zero primary production of manganese. Across our NORI and TOML contract areas, we have identified 15.9Mt of nickel, 2.3Mt of cobalt and 355Mt of manganese plus 13.5Mt of copper, with the potential to take the U.S. from zero or de minimis production of the three namesake elements in the most prominent battery cathode (NMC) to near self-sufficiency or potentially a net export position in each. Senator Lisa Murkowski wrote a letter to the U.S. Secretary of Energy, Jennifer Granholm, which noted “new and abundant sources of supply, such as polymetallic nodules, offer a pathway to mineral security for the United States.” The U.S. Secretary of Energy’s reply in July 2022 included, “In light of global demand for critical minerals, it is reasonable to expect that exploitation of marine resources will at some point occur. Department of Energy is continuing to work with interagency partners to consider all potential sources of critical minerals for the supply chain including the role that seabed nodules could play in the future.”

Environmental Market Opportunity

All nickel, cobalt, copper and manganese going into EVs today are produced from land-based ores or recycled metal stock. Existing metal stocks available for recycling are insufficient to meet current demand. Even with high end-of-life product recycling rates, most of the new demand over the coming decades will have to be met by new mining. We believe the land mining sector is fundamentally challenged — ore grades are falling, production is moving to some of the more biodiverse and conflict-laden regions in the world (such as the Democratic Republic of the Congo, Indonesia, Philippines and South Africa), accessing ore bodies often requires a complete removal of ecosystems situated on and above such orebodies, and removing, breaking or tunneling through significant tonnage of waste rock. Toxic levels of heavy elements often found in land orebodies typically need to be removed, stored, and maintained indefinitely — a real challenge on seismically active and wet tropical islands in countries like Indonesia that accounts for most of the growth in nickel supply.

As a result of a vigorous campaign by several non-governmental organizations, some participants in the EV supply chain have called for a general moratorium on all forms of deep seabed mining until there is more knowledge about marine impacts of nodule collection operations. While our Environmental & Social Impact Assessment (ESIA) for offshore nodule collection segment of the NORI Area D Nodule Project is still ongoing, based on already completed research into lifecycle impacts of battery metal production specifically from deep-sea polymetallic nodules, we believe that nodules provide an opportunity to significantly compress most lifecycle environmental, social and governance (ESG) impacts associated with conventional metal production from land-based ores.

NORI-D Nodule Project: Assessing lifecycle environmental & social impacts.

Covered by LCA & other published research – COMPLETED
Covered by NORI-D ESIA – ONGOING

ENDPOINT AREA OF PROTECTION
Damage to terrestrial ecosystems
Damage to marine ecosystems
Damage to resource availability
Damage to human health
Damage to social wealth and cultural heritage
DAMAGE PATHWAY
Damage to freshwater species
Damage to terrestrial species
Damage to marine species
Increased extraction costs
Resource depletion
Increase in respiratory disease
Increase in various types of cancer
Increase in other diseases/causes
Increase in malnutrition
Food insecurity
Loss of livelihoods
Loss of traditional way of life
IMPACT CATEGORY
Global warming potential
Carbon sinks at risk
Biomass at risk
Biodiversity at risk
Marine ecotoxicity
Ionizing radiation
Stratos. ozone depletion
Human toxicity
Particle matter
Trop. ozone formation
Water use
Freshwater ecotoxicity
Freshwater eutrophication
Terrestrial ecotoxicity
Terrestrial acidification
Land/seafloor use/transformation
Waste generation
Marine resources
Fossil and energy resources
Food availability
Land use conflicts
Human displacement

To quantify comparative ESG footprints of metal production from nodules as compared to conventional land ores, we commissioned several lifecycle assessments (“LCAs”) looking at the cradle-to-gate impacts of producing nickel, copper, cobalt and manganese products from polymetallic nodules and how it compares to land-based routes. An LCA white paper examining a comprehensive set of impacts was commissioned by us and co-authored by certain of our executive officers in 2018 and reviewed by subject matter specialists and published on our website in April 2020; an LCA research paper focusing on climate change impacts was peer-reviewed and published in the Elsevier Journal of Cleaner Production in December 2020, an LCA research paper focusing on solid waste streams was peer-reviewed and published in the Yale Journal of Industrial Ecology in January 2022 and an LCA compliant with the International Organization for Standardization Standard 14040 on our NORI Area D project was conducted by Benchmark and released in March 2023. Based on these LCA assessments that we commissioned and certain of our executive officers co-authored, we believe that we are positioned to become one of the lowest ESG footprint metal companies in the industry. The March 2023 LCA by Benchmark shows that the NORI Area D project performed better in each impact category analyzed than all the land-based processing routes chosen for comparison, except for the global warming potential (“GWP”) and water consumption of producing cobalt sulfate, in which one land-based route performed better. While most of these reductions are attributable to the unique characteristics of the polymetallic nodule resource as described above, the elimination of solid processing waste streams onshore is due to our investment in a near-zero-waste flowsheet design and low carbon emissions are due to our commitment to locate onshore processing facilities in places with access to renewable power.

Benchmark modeled the land-based processing routes with background ecoinvent data and foreground data from two expert chemical engineers in the nickel and cobalt industry. The NORI Area D Project data is based on the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

The Benchmark LCA is currently assessing the impacts of the NORI Area D Project on marine biodiversity and ecosystem function as part of the ESIA conducted by NORI in partnership with world leading deep sea research institutions and contractors. The CCZ abyssal plains are one of the most common and least populated habitats on the planet, akin to barren deserts on land. The CCZ abyssal seafloor is plant-free, food-poor and dominated by bacterial life forms. It has been studied extensively since the 1960s with over 150,000 papers published on polymetallic nodules in general and over 40,000 on CCZ nodules in particular.

The largest driver of uncertainty in assessing the potential future impact of nodule collection operations on marine biodiversity is our ability to measure biodiversity itself. Unlike biodiversity, biomass, measured as carbon contained in live organisms per m2 of habitat, is easier to measure and compare. Based on available data we have reviewed, we believe that the CCZ is one of lowest biomass places on the planet. Metal production from nodules will reduce biomass at risk by over 90% compared to producing the same amount of metals from conventional land ores.

As a precautionary environmental management and protection measure, the ISA has already set aside 43% of the CCZ as protected areas or 1.97 million km2, or Areas of Particular Environmental Interest (APEIs) aiming to ensure that all types of habitats that could be impacted by exploitation are represented within APEIs. For comparison, only approximately 7% of global oceans are protected today and the global target agreed in the High Seas Treaty in March 2023 is to protect 30% of the oceans by 2030. Additional marine impact mitigation measures such as setting aside more no-take areas inside our contract areas and leaving partial nodule cover inside collection areas to aid natural recovery of bacterial and other communities are also being evaluated. We are collaborating with some of the world’s leading researchers to conduct environmental baseline and collection impact studies to design plans that could mitigate marine impacts of nodule collection through collection system design and adaptive management systems.

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

As a precaution, 43% of the CCZ in now under protection

Mexico
Clarion-Clipperton Zone (CCZ)
Hawaii (USA)
1
2
3
4
5
6
7
8
9
10
11
12
13

PROTECTED AREAS
Area of Particular Environmental Interest (APEI)

1.97 m km²
under **protection**

EXPLORATION AREAS
Exploration contract areas granted by the International Seabed Authority (ISA)

1.24 m km²
under **exploration**

Source: ISA, "Decision of the Council of the International Seabed Authority relating to the review of the environmental management plan for the Clarion-Clipperton Zone," Dec. 10, 2021

Potential future commercial-scale nodule collection operations in the CCZ are likely to disturb marine wildlife in the operating area. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to uncertainty. We have completed studies baselining wildlife and ecosystem function, piloting the nodule collection system and assessing impacts arising from the use of this system, and collected data processing and assessment are currently in progress. Given the significant volume of deep water and the difficulty of sampling or retrieving biological specimens in the CCZ, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be completely and definitively known. For the same reasons, it may also not be possible to definitively establish whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known how effectively the risk of biodiversity loss in the CCZ could be eliminated or reduced through mitigation strategies or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of the resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures such as leaving behind partial nodule cover and setting aside no-take areas would aid recruitment and recovery of nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

We are still in the exploration phase of the project and do not have the exploitation contracts necessary to commence commercial-scale nodule collection operations in the CCZ nor have we obtained the applicable environmental and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

All extractive industries result in impacts to the receiving environment. Nodule collection is no exception and will impact the deep-sea marine environment through nodule removal, disturbance of seafloor sediment (“seafloor plumes”) and return of seawater used for nodule transport that is expected to contain residual sediment and nodule fines back in the water column (“midwater plumes”). Baselining the impacted marine environment by characterizing the ecosystem and then developing measures to avoid and mitigate these impacts is the central focus of our ESIA program currently being undertaken in partnership with some of the world’s leading deep-sea research institutions. Nodule removal will impact species that depend on the hard nodule substrate for attachment. The severity of the impact will depend on (1) the extent to which these species are represented in the APEIs set aside by the ISA and additional no-take areas set aside by us and (2) the extent to which residual nodule cover will aid recruitment and recovery of these species in impacted areas. Disturbance of the seafloor by nodule collector vehicles is expected to disturb (mostly microbial) organisms living in and on the sediments. Impact severity will depend on the depth of sediment disturbance (expected to be approximately 5 cm based on modelling, lab tests, and recent collector tests completed in the CCZ by our subsidiary NORI and two other nodule contract-holders, Belgium’s Global Sea Mineral Resources NV (GSR) and the German’s BGR) and the impact this disturbance has on benthic ecosystem function. Over 90% of the entrained sediment is expected to be separated from nodules inside the collector vehicle and discharged behind the collector vehicle, most settling back to the seafloor within a few hundred meters. The impact of the residual plume will depend on how quickly the smaller mobile sediment particles re-settle, how far they travel and how the resulting sedimentation impacts the benthic organisms. Less than 10% of entrained sediment that will likely evade separation inside the collector vehicle will be transported with nodules and seawater through the riser pipe to the surface production vessel where nodules get dewatered and residual water, sediment and nodules fines will be returned at some depth in the water column below the highly populated and productive photic zone. Potential impacts from the mid-water sediment plume could include clogging of the delicate respiratory and filter feeding structures of pelagic zooplankton species, such as jellyfish and krill. However, the mid-water discharge is expected to have very low solid particle concentration and dilute to low levels within minutes. The depth of discharge will be selected based on ESIA results to minimize impact on life in the midwater column. According to a research paper on midwater sediment plumes published by researchers from the Massachusetts Institute of Technology (“MIT”) in Communications Earth & Environment in July 2021, entrained sediment from the return of seawater used for nodule transport dilutes to natural background levels within a few hundred meters of the outlet. Another research paper on seafloor sediment plumes published by MIT and the Scripps Institution of Oceanography in September 2022 found that 92-98% of benthic plume generated from the pilot nodule collector vehicle rose only two meters above the seafloor.

Our Strategic Positioning

We believe we are well positioned to meet the growing demand for critical battery metals:

●	Increasing demand: The response to the climate change crisis is accelerating demand for EVs, renewable energy storage and infrastructure. To manufacture battery cells, gigafactories will need critical battery metals like nickel, cobalt, manganese, and copper to meet rising battery demand. The U.S. government maintained its target of 50% EV sales by 2030, spurring a ramp-up of battery gigafactory commitments, as well as the launch of Strategic Priorities for Ocean Exploration and Characterization of the US Exclusive Economic Zone, outlining Federal priorities for ocean exploration and characterization of critical minerals in the Western and Central Pacific Ocean. Globally, the number of signatories to the Zero Emission Vehicle declaration announced at COP26 in October 2021 increased to 214, which is aimed at accelerating the transition to 100% new car sales being zero emission globally by 2040, and by 2035 in leading markets.
●	Supporting energy security: In March 2022, the invasion of Ukraine by Russia and doubling of nickel pricing to all-time highs in 2022 and 2023 resulted in closing of the LME nickel market. These events illustrated the volatility and vulnerability of international commodity markets, particularly for Class 1 nickel for which Russia is the world’s largest single producer. These events underscore a national security rationale for reducing the dependence on fossil fuels that is complicated by the stronghold position that Russia and China have as major miners and refiners of key clean energy metals. Our NORI and TOML contract areas contain amounts of these metals that rival today’s largest producers, ranked as the world’s #1 and #2 largest undeveloped nickel projects, respectively, by Mining.com in March 2022.
●	Supporting climate justice: At the UN Climate Change Conference (COP27) in November 2022, a “loss and damage” fund was initiated, which aims to establish a long-overdue avenue to deliver vital support to vulnerable, developing countries disproportionately impacted by the accelerating climate crisis. This aligns with the direction of the ISA’s Capacity Development Strategy designed to ensure the effective participation of developing countries.

●	Rising battery metal and battery cell prices: Commodity prices for metals like nickel and copper have recently reached multi-year highs and battery cell production costs are rising for the first time since the introduction of gigafactories in 2014. Since then, only Chinese battery manufacturers appear to have succeeded at returning to the previous trend of reducing battery costs. We believe that bringing new, strategically located metal sources online may help alleviate the cost pressures on battery cell production.

Our Competitive Advantages

With the potential that our resources hold and the project advancements we have made to date, we believe we are better positioned than other suppliers to provide a solution to the growing need for critical battery metals:

●	Availability of abundant and high-grade resource off the U.S. western seaboard: There are four critical battery metals (nickel, copper, cobalt and manganese) in relatively high concentrations in polymetallic nodules and we believe our contract areas have estimated in situ quantities of these metals in quantities equivalent to the requirement for 280 million EVs, roughly the size of the entire U.S. passenger vehicle fleet on the road today.
●	Opportunity for battery metal production in the U.S.: The current supply chain of battery materials to the U.S. is approximately 50,000 miles long and is predominantly controlled by nations and companies outside of the U.S., which is leading to increasing concerns about supply chain security in the U.S. and interest in breaking the U.S. mineral dependence by re-shoring battery material supply chain in the U.S. Our resource is 1,500 miles from San Diego and we believe we can eventually process and refine our polymetallic nodules in the U.S. which could potentially decrease the supply chain in the U.S. to 1,500 miles.
●	Opportunity to reuse existing assets and skills: We believe there is an opportunity for us to partner with offshore service providers with deep operational experience in subsea environments gained in the oil and gas industry and with existing assets that can be repurposed for our offshore operations.
●	Demonstrated offshore technology: In November 2022, NORI and Allseas completed the Pilot Mining Test where approximately 4,500 tonnes of wet nodules were collected and more than 3,000 tonnes of wet nodules were lifted 4.3km to the surface after traversing over 80km of the seafloor in the NORI Area D, achieving a production rate of 86.4 tonnes per hour with a scaled-down prototype seafloor nodule collector vehicle.
●	Demonstrated onshore technology: In 2021, we successfully completed calcining and smelting of nodules into a manganese silicate product and nickel-copper-cobalt alloy intermediate, followed by conversion and sulfidation of the alloy into matte. Testwork on the matte to define conditions for the hydrometallurgical refinery has been successfully conducted on several process stages and we anticipate completion of the program in 2023.
●	Lower expected production cost: At our potential steady state production (expected to be approximately 12.5Mtpa of wet nodules from 2030 to 2045), we expect to be the second lowest cost nickel producer in the world, when reflecting the value of our byproducts).
●	Lower expected environmental, social and governance footprint: The LCA completed by Benchmark in March 2023 shows that the NORI Area D project performed better in most impact categories analyzed than all the land-based routes chosen for comparison. We are developing a new type of high-grade multi-metal source found on the abyssal plain - a low biomass, low carbon sequestration deep-sea environment removed from human settlement.

Exploration Contracts

We currently hold exclusive exploration rights through our subsidiaries in NORI and TOML and exclusive commercial rights through agreement with Marawa, to certain polymetallic nodule areas in the CCZ.

NORI.    NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 km2 in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The NORI Area D” is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd, a leading mining consulting firm (AMC), to undertake a preliminary economic assessment (“PEA”) of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC Mining Rules. The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

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

Marawa.    DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Business Strategy

Our contemplated business spans the entire lifecycle from the resource acquisition and definition stage through the collection and transportation phases offshore into the processing and refining of nodules onshore and finally in product marketing and offtake (and eventually recycling of end-of-life products containing nodule-derived metals). NORI and TOML, two of our subsidiaries, intend to operate in the CCZ under the effective supervision, regulation and sponsorship of the government of Nauru and the Kingdom of Tonga, respectively. We intend to engage in processing operations in locations that are yet to be determined. We have chosen an asset-light approach to our operations and have focused on forming deep strategic partnerships with leading offshore and onshore companies.

Our key strategic alliances include:

Allseas: Allseas Group S.A. (Allseas), a leading global offshore contractor, has developed and successfully tested the pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022. The experience from the development and testing program of the pilot system are now informing the design of upgrades and modifications into the initial smaller scale commercial production system which is expected to serve as the basis for the design of a full-scale commercial production system.

Glencore: Glencore International AG (Glencore) holds offtake rights to 50% of the NORI nickel and copper production.

Hatch and KPM: We have worked with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and Xpert Process Solutions’ (XPS, a Glencore company) facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.

Other: In November 2022, we entered into a non-binding memorandum of understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. The toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy — an intermediate product used as feedstock to produce Li-ion battery cathodes — and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

Under the MoU, PAMCO will undertake studies to estimate the cost of processing polymetallic nodules through existing facilities and identify any additional equipment requirements, currently expected to be minimal. This work will inform expected nodule through-put, process operating conditions and product specifications for PAMCO’s dedicated production line. PAMCO has received a 22-tonne sample of polymetallic nodules for use in the evaluations.

In parallel, PAMCO is studying the addition of a facility to process the intermediate alloy to nickel-copper-cobalt matte, which is an upgraded intermediate battery supply chain feedstock. It is anticipated that the additional facility would be constructed once commercial processing of polymetallic nodules to alloy has been demonstrated.

There can be no assurance that we will enter into a binding MoU or definitive strategic alliance with PAMCO in a particular time period, or at all, or on terms similar to those set forth in the MoU, or that if a binding MoU or definitive strategic alliance are entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Phased Project Development

Currently, we are an exploration stage company with a completed initial assessment, working towards a pre-feasibility study. We expect to enter into the feasibility study phase in 2023, having completed the pilot collection test with Allseas in the CCZ in the fourth quarter of 2022. Having significantly advanced resource definition and environmental baseline studies on NORI Area D, we intend to apply for an exploitation contract on that area first. If we obtain an exploitation contract, we then plan to start with a small-scale commercial production (“Project Zero”) end of 2024 / start of 2025 in which we expect to collect and process at least 1.3Mtpa of wet nodules. Subject to the success of Project Zero and any regulatory requirements, we then expect to move into the next phase of production (“Project One”) in which we intend to scale up production and expect to collect and process up to approximately 12.5Mtpa of wet nodules at steady state (expected 2030-2045), as outlined in the NORI – D Technical Report Summary.

Current Work Program

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D, as defined below, with the goal of starting commercial production end of 2024 / start of 2025. To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

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

We plan to continue to define our resource in the NORI and TOML areas, develop project economics to pre-feasibility and feasibility level and convert resources into reserves.

(ii)	Offshore nodule collection system development: We are working with our strategic partner and investor, Allseas, to develop a system to collect, lift and transport nodules from the seafloor to shore. The offshore collection system consists of nodule collector vehicles on the seafloor, a riser and lift system, and a surface production support vessel. The nodules are collected from the seafloor by self-propelled, tracked nodule collector vehicles using seawater jets aimed at nodules in parallel with the seafloor. No rock cutting, digging, drill-and-blast or other breakage are required at the point of collection. The collectors are remotely controlled and supplied with electric power via umbilical cables from the production support vessel, the Hidden Gem. To test the system and assess its environmental impacts, we entered into a contract with Allseas to undertake a pilot trial of the collection system in the NORI Area D, which was completed in November 2022. The successful completion of the pilot trial will support our application for an exploitation contract with the ISA. An Environmental Impact Statement (“EIS”) for this pilot trial was submitted to the ISA in July 2021 and approved on September 7, 2022, with infield testing commencing on September 19, 2022. The surface production support vessel, the Hidden Gem, was acquired by Allseas in March 2020 and has strategic importance to us, since it supported the pilot trial and is expected to be upgraded to a small-scale, low-capital early production system. The vessel and collector system successfully completed trials in shallow and deepwater in the first half of 2022 prior to completing the collector test in the NORI-D Area in the fall of 2022 where approximately 4,500 tonnes of wet nodules were collected and more than 3000 tonnes of wet nodules were lifted 4.3km to the surface after traversing over 80km of the seafloor, achieving a production rate of 86.4 tonnes per hour.

(iii)	Environmental and social impact assessment (“ESIA”) for offshore nodule collection: The ESIA is an integral part of preparing our application for the ISA exploitation contract on the NORI Area D. Our ESIA program consists of over 100 studies and relies on the work of several independent deep-sea research institutions. In 2022, we undertook the collector test monitoring campaigns which involved completion of pre-collector test baseline data collection, monitoring of the collector test to and completion of post collection surveys to determine the immediate collector impact to the environment. The monitoring was undertaken using the Island Pride, a vessel contracted from Ocean Infinity Group Limited, deploying 2 ROVs, 3 AUVs and an array of more than 50 seafloor sensors, supervised by multiple teams of scientists and sediment plume expert consultants, DHI Water and Environment Inc. and HR Wallingford. These campaigns commenced on July 15, 2022 and were completed on December 23, 2022, representing 146 operational days at sea. We continue to assess the data collected from these tests.
(iv)	Onshore technology development: To process and refine collected nodules into critical metals, we have developed a flowsheet together with a metallurgical process design firm, Hatch. This flowsheet uses conventional equipment, modified for the unique nature of the polymetallic nodule resource to deliver a process that is expected to generate near zero solid waste. The key products generated by this process are nickel sulfate, cobalt sulfate, copper cathode, manganese silicate and fertilizer-grade ammonium sulfate. The processing flowsheet also provides the potential to generate an intermediate product, a nickel-copper-cobalt matte and a nickel-copper-cobalt-iron alloy. Nickel is expected to account for almost half of future production revenues. We have completed lab-scale test work and offshore campaigns to collect a bulk sample for pilot-scale metallurgical testing. We are continuing with a metallurgical test program. In 2021, we successfully completed calcining and smelting of the nodule bulk samples into a manganese silicate product and nickel-copper-cobalt alloy intermediate, followed by converting and sulfidation of the alloy into matte. We continue testing the hydrometallurgical refining phase where matte is processed to produce nickel sulfate, cobalt sulfate, copper cathode and fertilizer grade ammonium sulfate.

Additionally, we were engaged in several technical scoping studies for a potential first small-scale production plant in Asia. On March 16, 2022, we announced a business collaboration with Epsilon Carbon Pvt., LTD. (“Epsilon Carbon”) to complete a pre-feasibility study for a new-build commercial polymetallic nodule processing plant in India. However, having faced significant issues in securing process engineering capacity in 2022, Epsilon Carbon and TMC agreed that using an existing metallurgical facility requires less capital expenditures and which we believe may offer a lower risk solution for the Project Zero Plant and the construction of a new build plant in India should be revisited once Project Zero is in production. In November 2022, we signed a non-binding MoU with PAMCO to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. Potential progression to a NiCuCo matte product along with potentially higher throughputs are also included in the evaluation study. We expect this partnership to progress to a binding MoU and a strategic alliance in the second half of 2023, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms, in lieu of continuing to pursue an opportunity to build a new Project Zero Plant in India together with Epsilon Carbon as was previously envisioned under our March 2022 business collaboration MoU with Epsilon Carbon. There can be no assurance that we will enter into such binding MoU or definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the MoU, or that if such binding MoU or definitive strategic alliance are entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Summary of Mineral Resources

Below is a summary table of estimated mineral resources in NORI and TOML contract areas as of December 31, 2022. The estimated mineral resources in these areas were determined in 2021 as of March 17, 2021, and also reflect the estimated mineral resources as of December 31, 2022, as none of the mineral resources in these areas were depleted by mining or any other activities. See Item 2 - Properties below for additional information about our estimated mineral resources. Both of these contract areas are in the exploration stage.

Summary Mineral Resources, In-Situ, at End of the Fiscal Year Ended December 31, 2022 at 4kg/m2 abundance cut-off and based on nickel metal $16,472/t; nickel in nickel sulfate $18,807/t Ni; copper metal $6,872/t; cobalt metal $46,333/t; cobalt in cobalt sulfate $56,920/t Co; manganese in manganese silicate $4.50/dmtu Mn.

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
	Million		Million		Million		Million
	tonnes	Grades	tonnes	Grades	tonnes	Grades	tonnes	Grades
	(wet)	(%)	(wet)	(%)	(wet)	(%)	(wet)	(%)
Ni
NORI
NORI Area A	—	—	—	—	—	—	72	1.35
NORI Area B	—	—	—	—	—	—	36	1.43
NORI Area C	—	—	—	—	—	—	402	1.26
NORI Area D	4	1.42	341	1.40	345	1.40	11	1.38
TOML (Areas A to F)	2.6	1.33	69.6	1.35	72.2	1.35	696	1.29
Total	6.6	1.38	410.6	1.39	417.2	1.39	1,217	1.29

Cu
NORI
NORI Area A	—	—	—	—	—	—	72	1.06
NORI Area B	—	—	—	—	—	—	36	1.13
NORI Area C	—	—	—	—	—	—	402	1.03
NORI Area D	4	1.16	341	1.14	345	1.14	11	1.14
TOML (Areas A to F)	2.6	1.05	69.6	1.18	72.2	1.18	696	1.14
Total	6.6	1.12	410.6	1.15	417.2	1.15	1,217	1.10

Co
NORI
NORI Area A	—	—	—	—	—	—	72	0.22
NORI Area B	—	—	—	—	—	—	36	0.25
NORI Area C	—	—	—	—	—	—	402	0.21
NORI Area D	4	0.13	341	0.14	345	0.14	11	0.12
TOML (Areas A to F)	2.6	0.23	69.6	0.21	72.2	0.21	696	0.20
Total	6.6	0.17	410.6	0.15	417.2	0.15	1,217	0.21

Mn
NORI
NORI Area A	—	—	—	—	—	—	72	28.0
NORI Area B	—	—	—	—	—	—	36	28.9
NORI Area C	—	—	—	—	—	—	402	28.3
NORI Area D	4	32.2	341	31.2	345	31.2	11	31.0
TOML (Areas A to F)	2.6	27.6	69.6	30.3	72.2	30.2	402	29.0
Total	6.6	30.4	410.6	31.0	417.2	31.0	923	28.6

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

Collection and Processing of Polymetallic Nodules

Collection and Shipping

We are planning a phased development for NORI Area D. Polymetallic nodules would be collected using offshore collection systems, comprising of nodule collector vehicles on the seafloor, a riser and lifting system (RALS) in the water column, and a production support vessel on the surface. The nodules are expected to be transferred to transport vessels and shipped to onshore processing facilities.

Through our strategic partnership with Allseas, a former drillship vessel (the Hidden Gem) acquired by Allseas in February 2020 has been converted and modified to undertake a pre-production collector test in which a collector vehicle, RALS and other systems have been tested. If we obtain an exploitation contract, the first phase of commercial production (“Project Zero”) would then be expected to commence after the Hidden Gem has been upgraded to become a production support vessel that can produce at least 1.3 Mtpa (wet) of nodules. The nodules collected in Project Zero are expected to be processed through existing third-party Rotary Kiln-Electric arc Furnace (“RKEF”) facilities on a tolling basis. In the next phase of development (“Project One”), as outlined in the NORI – D Initial Assessment Technical Report Summary, production is expected to be expanded with an additional converted drillship (Drill Ship 2), a subsequent upgrade to the Hidden Gem, and the construction of a bespoke production support vessel (Collector Ship 1).

Illustration of a polymetallic nodule production system operated at 4km depth (picture not to scale)

In order to test the collection system, we entered into a contract with Allseas to undertake a pre-production collector test, which was successfully completed in the second half of 2022. We expect that Project Zero commercial production would then commence after the upgrading of the Hidden Gem into a production vessel. If we obtain an exploitation contract, we expect to collect at least 1.3 Mtpa (wet) of polymetallic nodules as part Project Zero. For Project One, we believe that a fleet of three production vessels, each with multiple dedicated nodule collector vehicles, could be estimated to produce approximately 12.5 Mtpa of wet nodules at steady state (expected 2030-2045), which we intend to process, either at a new facility to be constructed by us or by potential processing partners, subject to available capital, or at third-party facilities pursuant to a toll treatment model.

We believe that this phased approach to development allows for proper management of risk and for progressive improvement of engineering and operating systems. The intention is to implement the project in multiple phases that will allow the offshore collection systems to be tested and then polymetallic nodule production to be gradually ramped-up. We also believe that this approach will de-risk the project for a relatively low initial capital investment. Additionally, this phased development will allow for an adaptive approach to environmental management providing learning at small-scale which would be applied as production increases in scale.

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

To this end, we have been working with leading global process engineering group Hatch, and a professional services firm, to develop pyrometallurgical processing and hydrometallurgical refining technologies for the production of battery metals feedstocks from nodules. Hatch has developed a near-zero solid waste flowsheet and has overseen a pyrometallurgical pilot plant program consisting of several phases: the pyrometallurgical processing phase has been completed at FLSmidth’s and XPS Solutions’ (Glencore subsidiary) facilities, the hydrometallurgical refining phase is in progress at SGS facilities. Pursuant to an engineering and consulting services agreement, Hatch is assisting and advising us during the development of the pilot test program and is analyzing and interpreting the testing results through reports provided by such test facilities.

We expect that the processing of the polymetallic nodules from the NORI Contract Area would also be ramped up in phases. This plan includes initially toll treating polymetallic nodules at existing RKEF plants, utilizing existing excess industry capacity. We believe that there is significant interest to deploy underutilized RKEF plants which may have become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they have previously utilized. These RKEF plants were originally built to convert nickel laterite to ferro-nickel alloy or nickel pig iron and could potentially be converted to smelt polymetallic nodules. While we have not completed the negotiations of any definitive agreements with RKEF plants owners, we believe that we may be able to do so in the future on commercially reasonable terms.

In the future, based on the work performed by Hatch and subject to available capital, we are contemplating the construction of a processing plant(s) for Project One, which may include pyrometallurgical and hydrometallurgical circuits. Nodule processing would be increased in phases by treatment in this new plant or plants.

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

On July 8, 2019, we and Allseas entered into the Pilot Mining Test Agreement (the “PMTA”), which governed the terms, design specifications, procedures, and timetable under which Allseas agreed to complete and test the PMTS, to be used by NORI. The PMTA was subsequently amended on September 1, 2019, February 20, 2020, March 4, 2021, June 30, 2021 and February 8, 2023. The Strategic Alliance Agreement was also amended on March 4, 2021 (collectively with the PMTA amendment of the same date, the “Amendment”), which Amendment became effective upon closing of the Business Combination. Pursuant to the Amendment, the cash fee payable pursuant to the PMTA was amended such that we would pay to Allseas (i) $10,000,000 on June 30, 2021 (which we subsequently amended with Allseas to change to within 10 business days of the Closing of the Business Combination in a further amendment; this amount was paid on October 5, 2021), (ii) $10,000,000 on the later of January 1, 2022 and such time that confirmation is received with respect to the successful completion of the North Sea drive test, which was paid on April 25, 2022, and (iii) $10,000,000 upon successful completion of the pilot trials in the CCZ using the PMTS which was settled through the issuance of 10 million common shares in February 2023, along with additional costs owed Allseas under the PMTA in 850,000 common shares, in each case, priced at $1.00 per share under the fifth amendment to the PMTA. Pursuant to the Amendment, except as provided therein, Allseas may not, without our prior written consent, terminate the Strategic Alliance Agreement or the PMTA before NORI receives an ISA exploitation contract.

Also on March 4, 2021, we issued the Allseas Warrant to Allseas, which became exercisable for 11.6 million common shares in November 11, 2022, upon the successful completion of the CCZ trial using the PMTS. The Allseas Warrant was issued to Allseas in lieu of any future obligation to issue the Success Fee Shares. The Allseas Warrant will expire on September 30, 2026.

The PMTA terminated by its terms upon the successful completion of the PMTS, whereas the overarching Strategic Alliance Agreement will remain in place.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The PMTS developed and tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of at least 1.3 Mtpa of wet nodules with expected production readiness by the fourth quarter of 2024 (“Project Zero System”). NORI and Allseas intended to equally finance all costs related to developing and getting Project Zero System into production that were estimated at less than EUR100 million. It was anticipated that NORI will not have to make any Project Zero System-related payments to Allseas until later in 2023. Once in production, NORI expected to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scaled up production to at least 1.3 Mtpa of wet nodules. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero System production target increases, system design changes and associated cost estimates revisions and intend to enter into a binding Heads of Terms in the second half of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively.

Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a further Samsung 10000, with the potential for it to be engineered to support a higher production rate of 3 million tonnes of wet nodules per year and lower associated per tonne production cost.

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

Non-Binding Memorandum of Understanding

On March 16, 2022, we announced a business collaboration with Epsilon Carbon to complete a pre-feasibility study for a new-build commercial polymetallic nodule processing plant in India with the targeted production capacity of more than 30,000 tonnes per annum (TPA) of an intermediate nickel-copper-cobalt matte product used for active cathode material (CAM) for Nickel Manganese Cobalt (NMC) and other nickel-rich cathode chemistries for lithium-ion batteries and more than 750,000 TPA of manganese silicate by-product expected to be used in manganese alloy production for the steel industry (“Project Zero Plant”). Epsilon Carbon intended to deliver a pre-feasibility report (“PFR”) for a potential plant in India powered by renewables and with the targeted processing capacity of 1.3 million tonnes per annum (Mtpa) of wet nodules and production start in time to receive nodules collected from NORI Area D starting around the fourth quarter of 2024, subject to our subsidiary NORI securing an exploitation contract from the ISA. However, Epsilon Carbon and TMC agreed that using an existing metallurgical facility requires less capital expenditures and which we believe may offer a lower risk solution for the Project Zero Plant and the construction of a new build plant in India should be revisited once Project Zero is in production.

In November 2022, we entered into a non-binding MoU with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. The toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy — an intermediate product used as feedstock to produce Li-ion battery cathodes — and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a binding MoU and a strategic alliance in the second half of 2023, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms. We expect to pursue this existing Project Zero Plant opportunity in lieu of continuing to pursue an opportunity to build a new Project Zero Plant in India together with Epsilon Carbon, as was previously envisioned under our March 2022 business collaboration MoU with Epsilon Carbon. There can be no assurance that we will enter into such binding MoU or definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the MoU, or that if such binding MoU or definitive strategic alliance are entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Competition

The metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese or Chinese-funded competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations in developing countries across the globe (e.g., cobalt in the Democratic Republic of the Congo, nickel in Indonesia and Philippines) at relatively low costs due to economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. We may be unable to compete successfully with these and other competitors, including other land-based mining operations. In addition to three contracts held by our subsidiaries and partners, 16 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules in the CCZ, Western Pacific and Indian Ocean Basin. Furthermore, several Norwegian deep sea mining companies (Loke, Green Minerals) have stated ambitions and non-binding MoUs to acquire polymetallic nodule exploration contracts in the CCZ. If and when they move into the exploitation phase, each of these contract-holders could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Furthermore, several nation states are working on developing polymetallic nodule resources inside their Exclusive Economic Zones (“EEZs”), with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022. Beyond polymetallic nodules, nations like Norway, Japan and the Kingdom of Saudi Arabia are exploring other types of deep-sea resources containing some of the metals contained in polymetallic nodules. There is increasing competition from new and existing marine mineral companies for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. Some of our competitors may equally find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

Regulations

On March 4, 2023, UN member states agreed on the text for the conservation and sustainable use of marine biological diversity in areas beyond national jurisdiction (BBNJ Agreement or “High Seas Treaty”). The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the rights granted by the Convention. The treaty has a goal of placing up to 30% of the world’s oceans under protection by 2030. In the Clarion Clipperton Zone of the Pacific Ocean, where our subsidiaries operate, the ISA has already exceeded this target with 43% of the CCZ already under protection.

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

Part XI of UNCLOS and the 1994 Implementation Agreement deal with mineral exploration and collection in the international seabed, known as the Area, providing a framework for entities to obtain legal title to areas of the seafloor from the ISA for the purpose of exploration and eventually collection of resources. UNCLOS became effective on November 16, 1994. A subsequent agreement relating to the implementation of Part XI of UNCLOS was adopted on July 28, 1994 and became effective on July 28, 1996. The 1994 Implementation Agreement and Part XI of UNCLOS are to be interpreted and applied together as a single instrument. As of March 27, 2023, UNCLOS had been signed by 167 States (countries) and the European Union.

International Seabed Authority (“ISA”)

The ISA is an autonomous international organization established under UNCLOS and the 1994 Implementation Agreement to organize and control activities in the Area, particularly with a view to administering and regulating the development of the resources of the Area, in accordance with the legal regime established under UNCLOS and the 1994 Implementation Agreement. In so doing, the ISA has the mandate to regulate all mineral related activities in the Area for the benefit of humankind and ensure the effective protection of the marine environment from harmful effects that may arise from deep-seabed related activities. The ISA is comprised of UNCLOS signatories, 167 Member States, and the European Union. All parties to UNCLOS are members of the ISA. Two principal entities establish the policies and govern the work of the ISA: the Assembly, where all 168 members are represented (the “Assembly”), and a 36-member council elected by the Assembly (the “Council”). The Council has two advisory bodies: the Legal Technical Commission (LTC) (41 members), which advises the Council on matters relating to the exploration and collection of non-living marine resources, such as polymetallic nodules, polymetallic sulphides and cobalt-rich ferromanganese crusts, and the Finance Committee (15 members), which deals with budgetary and related matters.

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

No commercial polymetallic nodule collection operations have started anywhere in the world. Currently, exploration activities undertaken are aimed at gathering the necessary information on the location, quality and quantity of the minerals of the seabed as well as collecting the necessary environmental baseline information. To date, the ISA has approved 17 contracts in the CCZ for exploration of nodules, one in the Indian Ocean and one in the Western Pacific Ocean covering more than 1.35 million square kilometers of the seabed. This represents only 0.3 percent of the world’s oceans seafloor. Twelve of these contracts are sponsored by developing countries (including the sponsors of our subsidiaries NORI — Nauru, and TOML — Tonga, and our partner Marawa which is sponsored by the Republic of Kiribati). Thirteen countries and one intergovernmental consortium currently have contracts for the exploration of polymetallic nodules, seven countries have contracts for the exploration of polymetallic sulphides, and five countries have contracts for the exploration of cobalt-rich ferromanganese crusts. To date, no exploitation contracts for extracting minerals from the seafloor within the CCZ have been granted. The ISA is currently working on the development of a legal framework to regulate the commercialization of mineral development activities, as described below.

In 2014, the ISA completed a study looking at comparative extractive regulatory regimes. This was followed in March 2014 with a stakeholder survey seeking comments on what financial, environmental, and health and safety obligations should be included under the framework (ISA 2014).

In August 2017, the Council released the first Draft Regulations on Exploitation of Mineral Resources in the CCZ, as subsequently amended. In March 2019, the Council released the advance and unedited text (English only) of the Draft Regulations on Exploitation of Mineral Resources in the CCZ (ISBA/25/LTC/WP.1) (ISA, 2018). The revised draft exploitation regulations incorporated the consideration of requests addressed to the LTC by the Council during the first part of the 24th Session in March 2018, as well as certain comments by the Commission, and also reflected the responses to the first draft from stakeholder submissions. The exploitation regulations will create the legal and technical framework for collection and related operations. Finalization of the exploitation regulations remains subject to the decision of the members of the ISA. Final exploitation regulations must be adopted by the Council. The ISA was targeting to finalize these regulations by July 2020, but the COVID-19 pandemic disrupted ISA meetings and discussions.

The current proposed application process in the draft exploitation regulations consists of the following:

We are still in the exploration phase of the project and have not yet obtained an exploitation contract from the ISA (“ISA Exploitation Contract”) to commence commercial-scale polymetallic nodule collection in the CCZ. An ISA exploitation contract application is comprised of several components, including an EIS for the proposed commercial operations, the end-product of a comprehensive ESIA program. In addition, we do not have the applicable environmental and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete the adoption, by July 9, 2023, of rules, regulations and procedures necessary to facilitate the approval of plans of work for exploitation in the Area. In June 2022, a member State submitted a position paper to the ISA urging that the deadline to adopt the exploitation regulations be extended for a period of 15 years. Although we believe that the notice submitted by Nauru to the ISA has increased the likelihood that exploitation regulations and any necessary rules, regulations and procedures to facilitate the approval of a plan of work for exploitation will be adopted by mid-2023, there can be no assurances that the adoption of these regulations will not be delayed or halted paused as a result of the actions of ISA member States. If the ISA Council has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending, the ISA shall nonetheless consider and provisionally approve such a plan of work for exploitation based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the Agreement relating to the Implementation of Part XI, including the principle of non-discrimination among contractors.  There can be no assurance that the ISA will provisionally approve our plan or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

In December 2021, the ISA held in-person meetings in Kingston Jamaica and established a work plan and road map to finalize regulations by July 2023 for the commercial exploitation of seabed minerals, including those necessary for the collection of polymetallic nodules. In November 2022, the ISA developed an updated road map for 2023 that includes three Council sessions and one week of Assembly meetings that will be focused primarily on the finalization of the regulations in 2023. Once adopted, these regulations will create the legal and technical framework for exploitation of polymetallic nodules.

While, the ISA has developed a work plan and road map to adopt the Final Regulations by July 2023, there can be no assurance that such regulations will be adopted then, or at all. The Draft Regulations and several supporting standards and guidelines are at an advanced stage, but there remains uncertainty regarding the final form that these will take as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives. If the Final Regulations are not adopted by July 2023, a plan of work for exploitation may nevertheless be submitted to the ISA for consideration and provisional approval pursuant to Section 1, Paragraph 15 of the Annex to the Agreement relating to the Implementation of Part XI of the UNCLOS. There can be no assurance that the ISA will provisionally approve any such plan or that any such provisional approval would lead to the issuance of an exploitation contract by the ISA.

On March 4, 2023, the United Nations finalized the UN High Seas Treaty. The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the rights granted by the Convention. The treaty has a goal of placing up to 30% of the world’s oceans under protection by 2030. In the CCZ, where our subsidiaries operate, the ISA has already exceeded this target with 43% of the CCZ already under protection.

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

In 2021, NORI submitted a review of the implementation of the plan of work for the period from 2017 to 2021 to the ISA. The review included a proposed plan of work for the next five-year period from 2022 to 2026. On February 3, 2022, the ISA confirmed that the Secretariat and Commission had reviewed NORI’s report and noted that the program of activities for the next five-year period was acceptable. The ISA requested clarification on a few matters and noted that the periodic review would be concluded if the clarifications were received within 30 days. On February 28, 2022, NORI provided the clarification in response to the request by the ISA and on June 1, 2022, the ISA accepted NORI’s proposed program of activities.

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

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules within the NORI Contract Area of the CCZ. The NORI Sponsorship Agreement will remain in force for the duration of the 15-year NORI Exploration Contract and will automatically extend for a further 20 years upon NORI reaching the minimum recovery level under an ISA Exploitation Contract, unless earlier terminated by the ISA as a result of NORI’s breach of the NORI Exploration Contract or pursuant to its terms. Upon reaching the minimum recovery level within the tenement area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the tenement area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event that NORI is granted an ISA Exploitation Contract. NORI has begun discussions with the Government of Nauru to renegotiate the existing sponsorship agreement and has committed to paying corporate income tax within Nauru.

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

For the second five-year period ending in 2021, the proposed program included the following: (i) continue environmental baseline work; (ii) complete pilot testing; (iii) complete geotechnical studies; (iv) complete feasibility studies; (v) first draft EIS/EMMP; and (vi) continue training. TOML noted that the program was dependent on success at each stage, subject to change based on findings at hand at any particular time and reliant on funding which in turn is dependent to some extent on macro-economic conditions and development with regards to the authority and its stakeholders. The five-year program ending in 2021 included activities prior to TMC’s acquisition of TOML in 2020. Although the stated program objectives were not achieved, the ISA accepted TOML’s submission and explanations, and agreed to TOML’s next five-year program of activities.

On December 23, 2022, the ISA accepted TOML’s proposed program of activities for the 2022-2026 five-year period.

The ISA Council may suspend or terminate the TOML Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events occur:

●	if, in spite of written warnings by the ISA, TOML has conducted its activities in such a way that results in serious persistent and willful violations of the fundamental terms of this contract, Part XI of UNCLOS, the 1994 Agreement and the rules, regulations and procedures of the ISA;
●	if TOML has failed to comply with a final binding decision of the dispute settlement body applicable to it;
●	if TOML becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary; or

●	petitions or applies to any tribunal for the appointment of a receiver or a trustee for itself or commences any proceedings relating to bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

Additionally, if the nationality or control of TOML changes or TOML’s Sponsoring State, as defined in the Regulations, terminates its sponsorship and TOML does not obtain another sponsor meeting the requirements prescribed in the Regulations, then the TOML Exploration Contract will terminate.

The TOML Sponsorship Agreement

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. Tonga updated the sponsorship agreement with TOML in September 2021. Unless otherwise terminated by the parties, the term for the TOML Sponsorship Agreement is for the duration of TOML’s ISA Exploration Contract and will automatically extend for a further 25 years upon TOML being granted an ISA Exploitation Contract. Upon reaching the minimum recovery level within the tenement area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the tenement area. In addition, TOML will pay an administration fee each year to Tonga for such administration and sponsorship, which is subject to review and increase in the event that TOML is granted an ISA Exploitation Contract. TOML expects to renegotiate the existing sponsorship agreement with Tonga prior to entering into operations in the TOML area and has committed to paying corporate income tax within Tonga.

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

On July 26, 2012, the ISA Council approved a plan of work for exploration submitted by Marawa covering the Marawa Contract Area. Due to uncertainty on the economic potential of the Marawa Contract Area, Marawa is currently considering its options, including potentially seeking a new area. Marawa expects to finalize its decision in 2023. Marawa delayed certain work programs until it determines how it will move forward.

On October 1, 2013, DGE entered into an agreement (the “Services Agreement”) with the Republic of Kiribati and Marawa granting DGE the exclusive right for 40 years to carry out exploration and collection in the Marawa Contract Area as well as purchase polymetallic nodules collected from the Marawa Contract Area. The Marawa Exploration Contract was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

An open-ended working group has met several times including most recently in October / November 2022 to discuss potential royalty and taxation regimes supported by modelling conducted by the Massachusetts Institute of Technology. No final recommendations were made. However, a 2% ad valorem royalty increasing to 6% after a period of five years of production was discussed as well as a 1% ad valorem environmental levy. These amounts were used for the economic analysis included in the initial assessment contained in the NORI Technical Report Summary. Additional discussions have considered capping any proposed environmental levy once an agreed total value has been reached and might no longer be collected once sufficient funds are in trust. We can provide no assurances that any such royalties or levies will not be greater than those discussed and could be significantly greater.

Under the NORI Sponsorship Agreement between Nauru and NORI and under the TOML Sponsorship Agreement between Tonga and TOML, upon reaching a minimum recovery level within the tenement areas, NORI and TOML have agreed to pay Nauru and Tonga a seabed mineral recovery payment for polymetallic nodules recovered from the tenement area, annually adjusted (from year 5) on a compounding basis based on the official inflation rate in the United States. In addition, NORI and TOML will pay an administration fee each year to Nauru and Tonga for such administration and sponsorship, which is subject to review and increase in the event that NORI or TOML are granted an ISA Exploitation Contract. NORI and TOML have both committed to paying corporate income tax within Nauru and Tonga, respectively.

Environmental Regulation

On March 4, 2023 the United Nations finalized the UN High Seas Treaty. The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the rights granted by the Convention.

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

Ten standards and guidelines have been prepared in Phase 1, provided to stakeholders for comment, reviewed and amended by the LTC and provided to Council for consideration and approval. Additional standards and guidelines will be drafted as part of the development of Phase 2 in 2022 for stakeholder comment and review. After drafting by the LTC, the standards and guidelines will be provided to the Council for review and adoption.

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

NORI’s offshore exploration campaigns have included sampling to support environmental studies, collection of high-resolution imagery, full column physical and chemical oceanographic data and environmental baseline studies. All offshore campaigns to support environmental baseline data collection have been completed. An integrated collector test involving trialing of collector vehicle and riser system took place in 2022. A key objective of this test was to monitor the environmental impact of the collection system and use these data to forecast the impacts for a full-scale commercial operation. NORI intends to manage the project under the governance of an environmental management system (“EMS”), which is to be developed in accordance with the international EMS standard, ISO 14001:2004. The EMS will provide the overall framework for the environmental management and monitoring plans that will be required.

NORI’s EMMP will specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting. The EMMP will be submitted to the ISA as part of the ISA Exploitation Contract application.

Pursuant to Article 165(2)(b) of the Convention and Paragraph 11(a) of the 1994 Agreement, an application for a Plan of Work is first reviewed by the LTC and a recommendation concerning the approval of the Plan of Work is submitted by the LTC to the Council. Rule 44 of the Commission’s Rules of Procedure requires decision making by consensus. If all efforts to reach consensus have been exhausted, however, then a decision by voting shall be taken by a majority of members present and voting. A proposed timeline for the consideration of a Plan of Work by the Commission was developed in “Draft guideline on the preparation and assessment of an application for the approval of a Plan of Work for exploitation” (ISBA/27/C/3).

If a positive recommendation is submitted by the Commission to the Council concerning the approval of a Plan of Work, the Council is required to approve the Commission’s recommendation unless a two-thirds majority of its members present and voting, including a majority of members present and voting in each of the chambers of the Council, decides to disapprove the Plan of Work. If the Council does not take a decision on the Commission’s recommendation within 60 days, the recommendation shall be deemed to have been approved by the Council.

In addition, the sponsoring State has a responsibility to put in place legislation to ensure the entity it has sponsored complies with UNCLOS and ISA rules and regulations. Nauru implemented the Nauru International Seabed Minerals Act in 2015 which acts as a second layer of legislation with which NORI is required to comply.

To date, NORI’s assessment is that it is in compliance with existing exploration permits and contracts. NORI estimates that it is in the middle stages of the exploitation permitting process. In addition to working on key engineering aspects of the project such as designing the final nodule collector and the dewatering facility, NORI is also continuing the following tasks:

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

Human Capital

As of December 31, 2022, we employed thirty-nine (39) employees and contractors. None of our staff are covered by collective bargaining agreements.

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

Environment, Health & Safety (EHS). Our EHS vision is to fully integrate environmental, health and safety into our operations, and to create a workplace free of incidents. In 2022, we have relied on the EHS programs of our partners Allseas and a new offshore support service provider to conduct our operations in a safe manner and in compliance with applicable safety laws, rules and regulations. These all involve EHS systems incorporating thorough planning, risk assessment and disciplined implementation of controls as well as culturally-based safety observations systems like safe act observations and obligation of “stop work if it is unsafe to proceed”.

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.
●	Our resource development activities are subject to changes in government regulation and political instability.
●	Changes to any of the laws, rules, regulations or policies to which we are subject could have a significant impact on our business.

●	Our exploration, collecting, shipping, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.
●	We may become subject to environmental liabilities as a result of noncompliance or newly imposed regulations.
●	The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.
●	No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.
●	Mineral resource estimates from the contract areas of NORI and TOML are only estimates.
●	Our business is subject to significant risks, and we may never develop minerals in sufficient grade or quantities to justify commercial operations.
●	Uncertainty in our estimates of polymetallic nodule deposits could result in lower-than-expected revenues and higher costs.
●	We operate in a highly competitive industry, and there are no assurances that our efforts will be successful.
●	The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.
●	We may be adversely affected by fluctuations in demand for nickel, manganese, copper, cobalt, and other commodities.
●	We may experience difficulty in creating market acceptance for a novel manganese product.
●	Negative perceptions related to the collection of polymetallic nodules could have a material adverse effect on our business.
●	Offshore nodule collection, shipping and onshore processing and refining operations pose inherent risks and costs that may negatively impact our business.
●	Our business is contingent on our ability to successfully identify, collect, ship and process polymetallic nodules, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.
●	Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.
●	Our business is substantially dependent on our strategic relationship with Allseas.
●	The polymetallic nodules that we may recover will require specialized treatment and processing, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.
●	Our exploration and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.
●	Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.
●	We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.
●	We depend on key personnel for the success of our business. The loss of key personnel or the hiring of ineffective personnel could negatively impact our operations and profitability.
●	We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
●	Our business is subject to a variety of risks, some of which may not be covered by our future or existing insurance policies.
●	We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
●	If we infringe, or are accused of infringing, on the intellectual property rights of third parties, it may increase our costs or prevent us from being able to commercialize new products.
●	Pandemics, including COVID-19, could have an adverse effect on our business.
●	We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares and sales of a substantial amount of our common shares may cause the price of our common shares to fall.
●	If our outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our shareholders.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results and the value of our common shares.
●	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
●	We are involved in class action litigation that may adversely affect us, and we may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.
●	Our business is capital intensive, and we will be required to raise additional funds in the future in order to accomplish our objectives.
●	We may incur debt in the future, and our ability to satisfy our obligations thereunder remains subject to a variety of factors, many of which are not within our control.
●	An active trading market for our common shares and warrants may not be sustained, which would adversely affect the liquidity and price of our securities.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
●	We are exposed to risks in our international operations, which could adversely affect our business.
●	We may be classified as a PFIC in any taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.

I.    Regulatory and Environmental Risks.

Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.

On March 4, 2023 the United Nations finalized the UN High Seas Treaty. The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the rights granted by the Convention.

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

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete the adoption, by July 9, 2023, of rules, regulations and procedures necessary to facilitate the approval of plans of work for exploitation in the Area. In June 2022, a member State submitted a position paper to the ISA urging that the deadline to adopt the exploitation regulations be extended for a period of 15 years. Although we believe that the notice submitted by Nauru to the ISA has increased the likelihood that exploitation regulations and any necessary rules, regulations and procedures to facilitate the approval of a plan of work for exploitation will be adopted by mid-2023, there can be no assurances that the adoption of these regulations will not be delayed or halted paused as a result of the actions of ISA member States. If the ISA Council has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending, the ISA shall nonetheless consider and provisionally approve such a plan of work for exploitation based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the Agreement relating to the Implementation of Part XI, including the principle of non-discrimination among contractors.  There can be no assurance that the ISA will provisionally approve our plan or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

We expect the final regulations (“Final Regulations”) to be approved in the second half of 2023, but there can be no assurance that such regulations will be approved then, or at all. The Draft Regulations and several supporting standards and guidelines are at an advanced stage, but there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an ESIA, culminating in an EIS, prior to collecting nodules at a commercial scale. The EIS would be accompanied by an Environmental Management and Monitoring Plan (“EMMP”). The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move our exploration projects into commercial production, our wholly-owned subsidiaries, NORI and TOML will each need to obtain an ISA Exploitation Contract, as will our partner, Marawa, in addition to related permits that may be required by our commercial partners. There can be no assurance that the ISA will evaluate any Exploitation Contract application by our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an ISA Exploitation Contract may not be granted by the ISA, may not be granted on a timely basis, thereby delaying our potential timeline for commercial exploitation, or may be granted on uneconomic terms.

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

Parties carrying out exploration and collection operations in the CCZ must be sponsored by a State that is a member of the ISA. The sponsoring States of our subsidiaries NORI and TOML are Nauru and Tonga, respectively. In addition, our subsidiary, DGE, has an exclusive contract with Marawa, which is sponsored by Kiribati, that permits DGE to conduct activities in connection with the exploration contract held by Marawa with the ISA. If any of these countries cease such sponsorship, our subsidiaries or their partners (as applicable) would need to seek sponsorship elsewhere, which could impact our operations as a group.

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

The mineral exploration activities of our subsidiaries and their future project development prospects could be affected in varying degrees by political instability and changes in government regulation relating to foreign investment and the deep-sea polymetallic collecting business, including expropriation. Operations may also be affected in varying degrees by possible natural disasters in the region, terrorism, military conflict, crime, piracy, fluctuations in currency rates, and high inflation. In addition, from time to time, governments may nationalize private businesses, including companies such as ours. There can be no assurance that the governments of countries where we or our affiliates or third-party contractors operate or the governments with which our subsidiaries work in the CCZ will not nationalize companies such as ours and our assets in the future or impose burdensome obligations or restrictions. There can also be no assurance that the ISA will not impose burdensome obligations or restrictions on our business or our projects (or those of our affiliates and third-party contractors), or that they will not implement policies or regulations that would prevent us from accomplishing our objectives.

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

All phases of exploring for and collecting and processing polymetallic nodules are subject to environmental regulation in various jurisdictions and under national as well as international laws and conventions. No seafloor polymetallic nodule deposit has been developed commercially, and it is not clear what environmental parameters may need to be measured to satisfy regulatory authorities for an ISA Exploitation Contract to be granted. A full ESIA for deep-sea collecting operations has yet to be completed and approved by the ISA, and the full impact of any polymetallic nodule collecting operation on the environment has yet to be determined. Further, the required standards for an ESIA have not been finalized by the ISA, which could require changes to any submissions made by our subsidiaries in connection with an ISA Exploitation Contract application. Environmental legislation is evolving in a manner which is likely to require strict standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

Nodule collection operations in the CCZ are certain to disturb wildlife in the operating area and may impact ecosystem function. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to significant uncertainty. Our campaigns to baseline wildlife and ecosystem function, pilot the nodule collection system and monitor impacts arising from the use of this system have been completed. Data processing and analysis is in progress and, similar to studies conducted in respect of land-based mining, may not definitively establish the impacts of activities on the biodiversity in the CCZ. Given the significant volume of deep water and the difficulty of sampling and retrieving biological specimens, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be, completely and definitively known. For the same reasons, it may also not be possible to definitively say whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known whether the risk of biodiversity loss in the CCZ could be eliminated through setting aside large representative areas of CCZ under protection (13 areas currently set aside by ISA covering 43% of the CCZ) or reduced through mitigation strategies inside operating areas or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures, such as leaving behind partial nodule cover and setting aside no-take zones, would aid recruitment and recovery of nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

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

In addition, the precise form of mineral occurrence, grade, abundance, and tonnage, which is projected based on the mapping and analysis of samples, is not yet known. There is a risk that the sampling and imaging that has been completed to date, and that which will need to be completed in the future, has not and/or will not allow us to accurately quantify the tonnage, abundance and grade of identified polymetallic nodule deposits. Moreover, the projections or classifications based on such sampling could result in inaccurate environmental, geological or metallurgical assumptions (including with respect to the size, grade, abundance, and/or recoverability of minerals) or incorrect assumptions concerning economic recoverability.

No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our offshore collection and recovery methods and the equipment that we intend to utilize during this process may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such subsea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production pilot collection system test in which a collector vehicle, a riser and lift system and surface production vessel have been tested. Although the pilot collection system test was successful, there can be no assurance that their technology will eventually be adequate for full scale commercial production.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of the Project Zero System. NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero System into production currently. The parties intend to detail and revise these cost estimates in binding Heads of Terms which the parties expect to enter into in the second half of 2023, and three definitive agreements for the engineering, build and operations phases. There can be no assurances, however, that we will enter into the binding Heads of Terms and definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all and hence, we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

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

The battery metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. In addition to three contracts held by our subsidiaries and partners, 16 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules. If and when they move into the exploitation phase, each of these contract-holders could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Some of these contract holders may possess greater financial and/or technical resources. Furthermore, several nation states are working on developing polymetallic nodule resources inside their EEZs, with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022. There is increasing competition from new and existing marine mineral players for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. There is a risk that competitors may find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

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

Demand for our minerals may be impacted by changes in supply dynamics and sources, and changes in demand for downstream products, including batteries for EV and energy storage that consume high volumes of the metals we intend to produce, as well as demand for manganese alloys used in steel-making, the targeted market for most of our manganese production. Lack of growth or material increases in new sources of supply in this or in any other related markets may adversely affect the demand for our minerals and any related products, and if the market for these critical existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. Notably, our financial success in part will depend in part on the expansion of the global manganese market to consume the additional volume of manganese that we intend to produce.

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

We will be producing a novel manganese silicate product which does not yet have recognition in the marketplace with customers. Metallurgical testwork, market studies by CRU International Limited, value-in-use studies by SINTEF and initial engagement with customers indicate that this manganese silicate product will be a premium product with high value in use as an input into silicomanganese alloy production that we believe will receive strong market acceptance. However, mineral processing industries may be slow to change feed stocks and suppliers, even in the face of potential advantages.

Additionally, manganese silicate is not a conventional mineral product and may require additional approvals for export and import from our processing facilities to our future customers.

Our ability to generate revenue will be diminished if we are unable to compete with substitutions for the minerals that we intend to process.

Technology changes rapidly in the industries and end markets that utilize our materials. If these industries shift to new technologies or products such as lithium iron phosphate (LFP) batteries that no longer require or use less of the metals that we intend to collect and process, or if suitable substitutes become available, it could result in a decline in demand for our metal products. If the demand for our metal products decreases, it will have a material adverse effect on our business and the results of our operations and financial condition.

III.Social License and Public Perceptions Risks.

Negative perceptions related to the offshore collection of polymetallic nodules could have a material adverse effect on our business.

There exist certain negative perceptions related to acquiring metals produced from deep-sea minerals. Under pressure from non-governmental organizations, some governments and companies in the EV supply chain have expressed reservations about using battery metals derived from deep-sea minerals (including polymetallic nodules), pending more research on the impacts of deep-sea mineral extraction operations on marine biodiversity and ecosystem function. If this position gains broad traction by governments and commercial customers alike in relation to battery metals sourced from polymetallic nodules, it could have a material impact on our business and operations.

Reduced growth in the adoption of electric vehicles by consumers may change our strategy and our business and operating results may be impacted.

Given that we have focused part of our operating plan on the sale of nodule-derived battery metals into the EV supply chain, our growth may be affected by the consumer adoption of EVs. The market for EV is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. While it has been projected that demand for EVs will surge over time, if the market for EVs does not develop as we expect, or develops more slowly than we expect, our business and operating results may be impacted, as we refocus on other industrial uses of the metals we plan to produce.

We, our partners and our shareholders may be adversely impacted by pressure and lobbying from non-governmental organizations.

Like other businesses that operate in the resources industry, our company, our partners, and our shareholders are subject to pressure and lobbying from non-governmental organizations, particularly with respect to impacts on the deep-sea environment. There is a risk that the demands and actions of such non-governmental organizations may cause significant disruption to our business, which could have a material adverse effect on our operations and financial condition. It is possible that direct action from non-governmental environmental groups could physically impact ongoing operation during exploration, project development and commercial operations.

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

Our business is contingent on our ability to successfully identify, collect, ship and process polymetallic nodules, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.

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

There can be no assurance that we will be able to continue to maintain and develop our existing relationships, or that we will be able to form the new relationships that are required for our business to be successful. For example, our agreement with Maersk Supply Services A/S to provide marine cruises and management services expired in January 2022, following the completion of the NORI Area D baseline campaigns. The next phase of our offshore campaigns required a different set of capabilities, and we contracted with a new service provider to provide a survey vessel and specialized services required to support the implementation of the recently conducted collector test monitoring survey. There can be no assurances that we will be able to find additional partners with the correct capabilities to support our development efforts or whether we will be able to engage these partners on acceptable terms or at all.

Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.

Our subsidiaries will need to rely on high-value equipment for the offshore collection and transport of materials. Notwithstanding the successful collector test completed in 2022, much of the commercial-scale equipment, particularly as it pertains to subsea engineering and recovery systems, has yet to have completion of engineering, and has not been constructed and fully tested, and may not be suitable or may prove unreliable, and may not be delivered to us on a timely basis, thereby delaying our contemplated timetable. Moreover, our future needs with respect to commercial-scale subsea engineering and recovery systems have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance associated with the necessary equipment is currently unknown. There can be no guarantees that the necessary commercial-scale subsea engineering and recovery systems can be developed, or if developed, that such systems will be deployable in an economically viable manner. Any equipment downtime or delayed mobilization of equipment may impact operations. Additionally, as we launch exploration, collection, and development initiatives, our subsidiaries may need to compete for the availability of suitable vessels and equipment, even though we have a close commercial relationship with our partners, there is a risk that certain vessels and equipment will be under long-term charter and will thus not be available to them when needed, if at all.

Our business is substantially dependent on our strategic relationship with Allseas. If we and Allseas are unable to successfully maintain and expand this relationship, our business may be materially harmed.

We have partnered with Allseas, a leading global offshore contractor and significant shareholder in our company, to undertake the development of many of the offshore systems we expect to utilize in our potential commercialization efforts.  We are also in discussions with Allseas to enter into binding agreements with them for the future development and operation of the Project Zero System and other services.  Allseas also provides us with access to the Hidden Gem, the converted drillship expected to be converted into a production vessel by Allseas for our commercial use.  In addition, Allseas has invested $5 million in our August 2022 private placement of common shares and recently entered into an unsecured credit facility with us under an affiliate of Allseas agreed to lend us up to $25 million through May 2024.  We cannot provide any assurance with respect to the success of our continued relationship with Allseas, that we will be able to enter into additional binding agreements with Allseas on commercially reasonable terms, or at all, that Allseas will continue to devote its resources to its relationship with us or otherwise perform its obligations under its current and future arrangements with us as expected, the result of any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations. As a result, we may need to engage and depend on other third parties for the services and funding Allseas currently and is expected to provide us. If these new relationships are not a timely entered into or not entered into on commercially reasonable terms, or at all, of if any such relationship is not successful, this would likely have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

Should our offshore nodule collection plans become successful, we intend to partner with existing onshore processing partners to produce and develop new build onshore processing plants as we scale up production. Our future needs with respect to such processing plants have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance of such plants is currently uncertain.

We have identified potential tolling facilities to process nodules into two products, manganese silicate and copper-nickel-cobalt alloy, or matte and developed a marketing strategy to place the latter products into existing smelting and refining facilities. There is no guarantee that these facilities will be available at the required times or that we would be able to secure them at commercially attractive rates. Additionally, even if we are able to secure appropriate processing facilities (through tolling arrangements), there is no guarantee that we will be able to provide them with the required nodule feedstocks at the required times.

While we believe that we have identified specific sites for the potential construction of nodule processing plants (based on factors such as proximity to deep-water ports, cost access to renewable electric power and natural gas, and proximity to customers), there is a risk that we will be unable to secure one or more of these sites on suitable terms. For example, having faced significant issues in securing process engineering capacity in 2022, we moved away from collaborating with Epsilon Carbon for the development of a new Project Zero Plant in India and instead are now reviewing the feasibility of utilizing existing facilities as an alternative. In the event that we are unable to secure one or more of the sites we have identified, or if construction delays impact our ability to develop one or more of such sites, our ability to process polymetallic nodules would be detrimentally impacted. Additionally, there can be no guarantees that such plants can be developed, or if developed, that such plants will perform in an economically viable manner or provide the projected metal recovery rates at the estimated project capital and operating costs, which could impact projections for our future revenues, cash flows, royalties, and development and operating expenditures.

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

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. NORI currently intends to explore and collect mineral resources in the NORI areas identified in the exploration contract executed by NORI with the ISA, and we hope to expand such operations if viable in certain other parts of the CCZ, including by TOML in the TOML areas identified in the exploration contract executed between TOML and the ISA and DGE in the Marawa areas identified in the exploration contract executed by Marawa with the ISA. Although NORI expects to achieve early-stage commercial production for the NORI Area D end of 2024 / start of 2025, there can be no assurance that it will be able to commercially develop these properties or that it will be able to generate profits in the future.

In addition, as part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Contract Area, Marawa committed to spend Australian dollar (“AUD”) $3 million and AUD $2 million in fiscal 2023 and 2024, respectively.  Limited offshore marine resource definition activities in the Marawa Contract Area, however, have occurred to date and we expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear. Marawa has also delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.  There are no assurances that we will be able to come to an agreement with Marawa on the future development of the Marawa Contract Area or that we will be able to keep our rights in the Marawa Contract Area as a result of our efforts there, either of which could have a material and adverse effect on our future business prospects and financial condition.

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

Pandemics, including COVID-19, could have an adverse effect on our business.

Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have a material and adverse effect on our business operations. The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates and local outbreaks, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of third parties with whom we engage. The COVID-19 pandemic has led to global supply chain challenges, which could adversely impact our ability to conduct business in the manner and timelines presently planned. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our operations. We will continue to monitor developments of the pandemic and continuously assess its potential further impact on our operations to prevent any disruptions to the conduct of our business. In the event of a prolonged continuation of the pandemic, it is not clear what the potential impact may be on our business, financial position and financial performance.

V.    Public Company Risks and Risks Related to our Securities

Our business is capital intensive, and we will be required to raise additional funds in the future to accomplish our objectives. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to reduce or terminate our operations.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D, and by negotiating the settlement of program expenditures with our equity whenever possible in order to preserve our cash. The continuing exploration and development of the NORI, TOML and Marawa contract areas, however, will depend upon our ability to obtain dilutive and/or non-dilutive financing through stake sales in our assets, offtakes with prepayments, debt financing, equity financing, joint ventures, or other means. Additionally, the actual amount of capital raised for our projects may vary materially from our current estimates. We currently expect that we will raise additional funds to finance our operations. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated. We will not initially have any producing properties and will have no source of significant operating cash flow until 2024 at the earliest. There is no precedent for projects like ours, and therefore, financing may not be available on acceptable terms or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. Organizations such as the United Nations Environment Programme Finance Initiative, warn against investing in activities focused on exploitation of deep-sea nodules as a result of the potential environmental impact of the activities. The influence of these groups could negatively impact our operations and ability to raise capital on acceptable terms or at all.

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

Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, could also lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares and sales of a substantial amount of our common shares may cause the price of our common shares to fall.

As at December 31, 2022, we had 266,812,131 common shares and 24,500,000 warrants to acquire common shares issued and outstanding, which does not include the 37,978,680 common shares issuable in the private placement financing we announced in August 2022. In addition, the Allseas Warrant is exercisable for up to 11,600,000 common shares subject to the terms and conditions thereof. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 44,372,170 common shares are reserved for issuance under the TMC Incentive Equity Plan, including 10,672,485 shares added to the plan in January 2023 pursuant to the plan’s evergreen provision, and 7,922,445 common shares are reserved for issuance under our 2021 Employee Stock Purchase Plan, in each case (the “ESPP”), including 2,668,121 shares added to the plan in January 2023, pursuant to the plan’s evergreen provision, in each case, subject to adjustment in certain events. In addition, up to 136,239,964 common shares, subject to adjustment in certain events, may be issued to the holders of special shares and holders of options underlying special shares upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any common shares issued, including in connection with the private placement financing, upon exercise of warrants, upon conversion of the Special Shares or under the TMC Incentive Equity Plan, the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

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

In addition, the contractual lock-up agreements on certain of our securities entered into in connection with the Business Combination have all expired. As a result, all of our public shares are freely transferable. Sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our common shares.

If our outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our shareholders. You will likely experience further dilution if we issue common shares in future financing transactions.

We have 15,000,000 outstanding Public Warrants to purchase 15,000,000 common shares at an exercise price of $11.50 per share, which warrants became exercisable beginning on October 9, 2021. In addition, there are 9,500,000 Private Warrants outstanding exercisable for 9,500,000 shares of our common shares at an exercise price of $11.50 per share. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. The Allseas Warrant is also exercisable for up to 11,600,000 common shares subject to the terms and conditions thereof. To the extent such warrants are exercised, additional shares of our common shares will be issued, which will result in dilution to the holders of our common shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common shares, the impact of which is increased as the value of our stock price increases. Furthermore, if we raise additional funds by issuing additional common shares, or securities convertible into or exchangeable or exercisable for common stock, our shareholders will experience additional dilution, and new investors could have rights superior to existing stockholders.

There can be no assurance that the Public Warrants and Private Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share. There can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Since the closing of the Business Combination through March 24, 2023, the price of our common shares has ranged from a high of $10.38 to a low of $0.55 and as of March 24, 2023, the closing price of our common shares was $0.8063. Based on the current trading price of our common shares we do not expect to receive any proceeds from exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our common shares.

There are currently outstanding an aggregate of 24,500,000 warrants to acquire our common shares (not including the Allseas Warrant), which comprise 9,500,000 Private Warrants initially issued in connection with SOAC’s initial public offering, which were transferred to permitted transferees of the initial holders thereof, and 15,000,000 Public Warrants. Each of our outstanding whole warrants is exercisable commencing on October 9, 2021, for one common share in accordance with its terms. Therefore, as of December 31, 2022, if we assume that each outstanding whole warrant is exercised and one common share is issued as a result of such exercise, with payment of the exercise price of $11.50 per share, our fully-diluted share capital would increase by a total of 24,500,000 shares, with approximately $281.8 million paid to us to exercise the warrants. Furthermore, even if the warrants are in the money following the time they become exercisable, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

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

In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three-month period ended March 31, 2021 and six-month period ended June 30, 2021. For further detail regarding the restatement, see Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Quarterly Financial Statements” and Part II, Item 4 “Controls and Procedures” included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 15, 2021. These misstatements resulted in the Company having to restate its unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021. Our management has concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources.

The Company presented its plan for remediation of the material weaknesses in internal control over financial reporting that existed as of the end of 2021 in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022 and has updated its progress in implementing such plan in its subsequent Quarterly Reports on Form 10-Q for the first three quarters of 2022. Management has implemented the identified remediation steps over the course of 2022. More specifically, the following action items were implemented by the end of 2022:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	completed the transition from our outsourced accounting service provider to our in-house finance and accounting function;
●	hired external experts to work with our internal team to assist with the design and implementation of robust controls over all our key processes and address all key company risks: the external experts completed their evaluation of our key controls as of end of 2022 and provided their report to management with recommendations for improvements to non-key controls; and
●	added formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

As of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal controls over financial reporting, including changes thereto as a result of the material weaknesses discussed above, newly implemented policies and procedures over key functional areas had not been in operation long enough over the 2022 year to be deemed effective. The material weaknesses will not be considered fully remediated until sufficient time has elapsed to provide sufficient sample evidence that the newly designed and implemented controls are operating effectively. We will continue to review the effectiveness of our newly implemented controls and make improvements as warranted. There are no assurances that these control modifications will ultimately have the intended effects.

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

As a result of the material weaknesses, the restatements, the adjustments relating to the accrual of exploration expenses and stock option accounting, and other matters raised or that may in the future be raised by the SEC, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We are involved in litigation that may adversely affect us, and may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 to October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. We deny any allegations of wrongdoing and we filed a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On September 26, 2022, the motion to dismiss was fully briefed and the parties are awaiting a ruling. In addition, on January 23, 2023, an investor in the 2021 PIPE from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The complaint alleges that we breached the representations and warranties in the plaintiff’s PIPE Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  There have been no substantive developments in this case.  We deny any allegations of wrongdoing and are preparing to file a motion to dismiss. There is no assurance, however, that we or the other defendants will be successful in defense of these lawsuits or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. If either of the motions to dismiss is unsuccessful, there is a possibility that we may incur a loss in one of these matters. Such losses or range of possible losses either cannot be reliably estimated. A resolution of either of these lawsuits adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. Additionally, this and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

We may seek to incur debt in the future to fund our exploration and operational programs, which would reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operation.

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

The closing bid price of our common shares has been below the Nasdaq’s minimum $1.00 per share for extended periods of time in 2022 and into 2023. As a result, on December 5, 2022, we received a written notice from the Nasdaq notifying us that the closing bid price of the common shares over the 30 consecutive trading days from October 21, 2022 through December 2, 2022 had fallen below the minimum $1.00 per share. Although we have since regained compliance with the Nasdaq’s minimum closing bid price, we may not be able to continue to meet this Nasdaq listing requirement. If the closing bid price of our common shares falls below $1.00 per share for another consecutive 30 trading days, we expect to receive another notification from the Nasdaq to that effect. If this were to happen, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we expect to have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our common shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not regain compliance in this 180-day period and we are not otherwise able to transfer our listing to another Nasdaq market and regain compliance with the $1.00 minimum closing bid price, the Nasdaq could delist our common shares and Public Warrants.

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

The market price of our securities may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares and Public Warrants may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions (including as a result of the COVID-19 pandemic and the conflict between Russia and Ukraine), could reduce the market price of our securities in spite of our operating performance. If we are unable to operate as profitably as investors expect, the market price of our common shares will likely decline when it becomes apparent that the market expectations may not be realized. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, operating results of other companies in the same industry, additions or departures of key management personnel, changes in our earnings estimates (if provided) or failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities it may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, negative media coverage, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional shareholders, the possible effects of war, terrorism and other hostilities, adverse weather conditions, changes in general conditions in the economy or the financial markets or other developments affecting the industry in which we operate, and increases in market interest rates that may lead investors in our common shares to demand a higher yield, and in response the market price of our common shares could decrease significantly.

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

Our common shares and Special Shares were distributed pursuant to an exemption from the prospectus requirements in Canada. As we are not a reporting issuer in Canada and we do not intend to become a reporting issuer in Canada in the future, any distributions or trades of our securities will be a distribution that is subject to the prospectus requirements in Canada unless an exemption therefrom is available. An exemption from the prospectus requirements would be available to holders of shares of a class (and any underlying shares of such class) in respect of a trade if residents of Canada (the “Canadian Owners”) own, directly or indirectly, not more than 10% of the outstanding shares of such class or any underlying shares of such class, and represent in number not more than 10% of the total number of owners, directly or indirectly, of shares of the applicable class or underlying shares, on any distribution date (collectively, the “Ownership Cap”) and the trade is made through an exchange or market outside of Canada or to a person or company outside of Canada. On September 7, 2021, we received exemptive relief from the prospectus requirements in Canada such that the common shares and Special Shares issued to Canadian Owners in connection with the Business Combination are not subject to resale restrictions in Canada, subject to the terms and conditions set forth in the exemptive relief order. There can be no assurance that any future securities offered to Canadian Owners will be freely transferable by the Canadian Owners.

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

We may be classified as a PFIC in any taxable year which could result in adverse U.S. federal income tax consequences to U.S. holders.

If we are classified as a PFIC, such status may have adverse U.S. federal income tax consequences to U.S. Holders (as defined in the section titled “Material U.S. Federal Income Tax Considerations”). The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our initial assessment, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2022. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, where we are classified as a PFIC this is a factual determination that must be made annually after the close of each taxable year. Accordingly, there can be no assurance with respect to our PFIC status for the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares or Public Warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder and such holders may be subject to additional reporting requirements. See “U.S. Federal Income Tax Considerations — Tax Consequences of Ownership and Disposition of Public Shares and Public Warrants — Passive Foreign Investment Company Rules” included in our registration statement on Form S-1 filed with the SEC on October 7, 2021 for a more detailed discussion with respect to our PFIC status and the application of the PFIC rules. U.S. Holders of our common shares and Public Warrants are urged to consult their tax advisors regarding the application of the PFIC rules to them.

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

Our Notice of Articles and Articles provide that any derivative actions, actions relating to breach of fiduciary duties and other matters relating to our internal affairs will be required to be litigated in the Province of British Columbia, Canada, and will contain an exclusive federal forum provision for certain claims under the Securities Act, which could limit your ability to obtain a favorable judicial forum for disputes with us.

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

Our Notice and Articles permit us to issue an unlimited number of common shares and preferred shares without seeking approval of the holders of our common shares.

Our Notice of Articles and Articles permit us to issue an unlimited number of common shares. Subject to the requirements of the BCBCA and applicable securities exchange, we will not be required to obtain the approval of shareholders for the issuance of additional common shares. Any further issuances of common shares will result in immediate dilution to existing shareholders and may have an adverse effect on the value of their shareholdings.

The TMC Notice of Articles and Articles also permit us to issue an unlimited number of preferred shares, issuable in series and, subject to the requirements of the BCBCA, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine, and which may be superior to those of the common shares. The issuance of preferred shares could, among other things, have the effect of delaying, deferring or preventing a change in control and might adversely affect the market price of the common shares. Subject to the provisions of the BCBCA and the Nasdaq, we will not be required to obtain the approval of the holders of common shares for the issuance of preferred shares or to determine the maximum number of shares of each series of preferred shares, create an identifying name for each series and attach such special rights or restrictions as our board of directors may determine.

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

NORI Contract Area extents

	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
	Latitude	Latitude	Longitude	Longitude	UTM X	UTM X	UTM Y	UTM Y	UTM
Area	(DD)	(DD)	(DD)	(DD)	(m)	(m)	(m)	(m)	Zone
A	11.5000	13.00000	(134.5830)	(133.8330)	545220.4	627276.0	1271339	1437255	8
B	13.5801	14.00000	(134.0000)	(133.2000)	607995.7	694759.8	1501590	1548425	8
C	12.0000	14.93500	(123.0000)	(120.5000)	500000.0	769458.3	1326941	1652649	10
D	9.8950	11.08333	(117.8167)	(116.0667)	410465.2	602326.1	1093913	1225353	11

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

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2022, as none of the mineral resources in these areas were depleted by mining or any other activities.

NORI December 31, 2022 In-Situ Mineral Resource estimate for NORI Area D at 4 kg/m2 abundance cut-off

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

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2022, as none of the mineral resources in these areas were depleted by mining or any other activities.

NORI Area A, B and C December 31, 2022 In-Situ Mineral Resource estimate at 4 kg/m2 abundance cut-off

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

The proposed seafloor development phases are as follows:

●	The Collector Test is designed to perform proof of concept for the methods of collecting and lifting the nodules while acquiring sufficient data to design a commercial system. The Collector Test would use a converted sixth generation drillship, the Hidden Gem. Nodules collected during the test would be stored on the Hidden Gem and brought to shore for use in large scale process pilot testing. The test would not demonstrate the transshipment of nodules to a shore-based facility.
●	Project Zero would be an extension of the Collector Test using an upgrade of the Hidden Gem to produce a sufficient and continuous quantity of nodules to support a relatively small commercial operation of at least 1.3 Mtpa (wet) nodules delivered to a shore-based facility. This operation would demonstrate a more continuous collection operation at a larger scale than the Collector Test and would demonstrate the transshipment of nodules to a processing facility. It would also allow for the implementation and testing of adaptive management systems to ensure environmental compliance.

●	Project One would increase production in a further three steps: 1) introduction of a second converted drillship (Drill Ship 2) with a capacity of up to 3.6 Mtpa (wet), 2) a further upgrade of the Hidden Gem to up to 3.6 Mtpa (wet) and 3) construction of a new purpose-built production support vessel (Collector Ship 1) with capacity of up to 8.2 Mtpa (wet). Project One would benefit from lessons learned on the Collector Test and Project Zero.
●	The processing of the polymetallic nodules would also be ramped up in phases:
●	In Project Zero, NORI proposes to toll-treat polymetallic nodules at existing RKEF smelters, utilizing excess industry capacity. NORI advises there is significant interest from many parties in China and Japan to utilize RKEF plants which may become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they currently utilize. These RKEF plants were originally built to convert nickel laterite to nickel pig iron and could be converted to smelt polymetallic nodules.
●	In Project One, a purpose-built process plant would be constructed, including pyrometallurgical (~50% of Project One production, with the other ~50% tolled through existing RKEF facilities) and hydrometallurgical circuits (100% of Project One production). Nodule production would be increased in phases by treatment in this new plant and existing RKEFs.

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

NORI’s offshore exploration campaigns have included sampling to support environmental studies, collection of high-resolution imagery and environmental baseline studies. Environmental campaigns in 2021 resulted in completion of the offshore environmental data collection required for the ESIA baseline studies.

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

Economic analysis

We developed in-house a financial model based on estimates of future cash flows derived from extraction of nodules from the NORI Area D project. AMC reviewed the logic, input assumptions and integrity of the calculations and forecasts. The financial model is for NORI Area D only, which is at a preliminary level of planning and design.  We do not believe there have been any material changes to this model since AMC’s review.

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

Cost estimate
Section	($ million)
Pre-project costs	237
Project costs	—
Offshore project costs
Project Zero	204
Project One	2,244
Total	2,448
Onshore project costs
Project One	4,786
Total	4,786
Total project costs	7,234
Sustaining capital costs (onshore and offshore)	2,637
Closure costs	500
Total	10,608

Operating costs have been estimated at $1.8 billion per annum during steady state production (from 2030 onwards). Expenditures of a total of $37.5 billion over the life of the project on operating costs is expected. Onshore processing is the most significant operating cost.

Average operating cost estimates during steady state operation (from 2030 onwards)

	Average
	Operating Cost	Average Unit	Average Unit
	over Life of	Cost (/t – wet	Cost (/t – dry
	Mine	tonne nodules	tonne
Section	($ million pa)	recovered)	processed)
Offshore	$240.74	$19.31	$25.40
Shipping	$254.37	$20.40	$26.84
Onshore	$1,286.19	$103.14	$135.71
Other	$25.00	$2.00	$2.64
Total	$1,806.30	$144.85	$190.59

For more information on capital and operating costs, see Section 18 of the NORI Technical Report Summary.

Cash flows analysis

The economic analysis set forth in Section 19 of the NORI Technical Report Summary presents a post-tax, real (uninflated) cash flows analysis. The valuation date is January 1, 2021. The analysis was performed on a 100% ownership basis and excludes consideration of financing costs and forward metal sales. The initial assessment indicates a positive economic outcome. Undiscounted post-tax net cash flows of $30.6 billion is expected. An internal rate of return of 27% has been estimated from the financial model. Discounted cash flow analysis of unleveraged real cash flows, discounting at 9% per annum, indicates a pre-tax project net present value (NPV) of $11.2 billion and a post-tax project NPV of $6.8 billion, which includes the LOM production of polymetallic nodules that are presently classified as inferred mineral resources, representing approximately 2% of the total LOM production. Excluding the inferred mineral resources from the economic analysis, the post-tax project NPV is estimated at $6.7 billion, which is not a significant difference from the economic analysis that includes the inferred mineral resources. The project reaches its lowest cumulative undiscounted cash flow figure of $4.0 billion in 2026. Undiscounted payback period is 6.6 years after commencement of production.

The total cash flows are summarized below:

Value
($ million)
Cash flow item
Ni revenue	$44,106
Mn revenue	$26,785
Cu revenue	$12,685
Co revenue	$11,075
Ammonium sulfate revenue	$439
Total revenue	$95,090
Pre-project capital	$237
Offshore construction	$2,448
Onshore construction	$4,786
Offshore sustaining capital	$1,418
Onshore sustaining capital	$1,219
Closure costs	$500
Total capital	$10,608
Offshore operating costs	$5,154
Shipping costs	$5,266
Onshore operating costs	$26,544
Corporate costs	$560
Total operating costs	$37,524
Royalties	$7,195
Onshore tax	$9,123
Taxes and royalties	$16,318
Net undiscounted cash flow	$30,640

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

The discounted cash flows and progressive NPVs are shown below:

The date of the investment decision, as outlined in the initial assessment contained in the NORI Technical Report Summary was expected to be on or around June 30, 2023. The analysis assumes NORI spending of $237 million on pre-project activities between 2021 (which were progressed in 2021) and 2024. The future value of the project on June 30, 2023 (after the pre-project expenditure is sunk and time has elapsed) is expected to be $8.6 billion and the initial rate of return from that point is expected to be 29%.

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

TOML Contract Area extents

	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
	Latitude	Latitude	Longitude	Longitude	UTM X	UTM X	UTM Y	UTM Y	UTM
Area	(DD)	(DD)	(DD)	(DD)	(m)	(m)	(m)	(m)	Zone
A	7.167 N	8.167 N	151.667 W	152.510 W	553972	647187	792205	902968	05N
B	13.580 N	14.667 N	132.000 W	133.200 W	694518	824685	1502009	1623605	08P
C	15.000 N	15.800 N	128.583 W	131.000 W	284947	544791	1658371	1747847	09P
D	13.125 N	14.083 N	123.583 W	125.333 W	247293	437022	1451031	1557860	10P
E	12.750 N	13.083 N	123.583 W	125.333 W	246693	436796	1409563	1447513	10P
F	9.895 N	11.083 N	117.817 W	118.917 W	289835	410804	1093917	1225828	11P

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

The mineral resource estimate for the TOML Contract Area, and at a 4 kg/m2 abundance cut-off is set forth below. The estimated mineral resources were determined in 2021, as of December 31, 2020, and also reflect the estimated mineral resources as of December 31, 2022, as none of the mineral resources in these areas were depleted by mining or any other activities.

Mineral Resource Estimate December 31, 2022, In-Situ, for the TOML Contract Area within the CCZ at a 4 kg/m2 nodule abundance cut-off

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

On September 20, 2021, we commenced litigation in the New York Supreme Court, New York County against two investors who failed to fund their PIPE commitments in connection with the closing of the Business Combination. These actions are captioned Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ethos Fund I, LP, Ethos GP, LLC, Ethos DeepGreen PIPE, LLC, and Ethos Manager, LLC, Index No. 655527/2021 (N.Y. Sup. Ct.) and Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ramas Capital Management, LLC, Ramas Energy Opportunities I, LP, Ramas Energy Opportunities I GP, LLC, and Ganesh Betanabhatla, Index No. 655528/2021 (N.Y. Sup. Ct.). The operative complaints allege that the investors breached the relevant subscription agreement and that the investors’ affiliates tortiously interfered with the subscription agreements by causing the investor not to fund its contractual obligations. We are seeking compensatory damages (plus interest), equitable relief, expenses, costs, and attorneys’ fees. On December 17, 2021, the defendants at Ethos moved to dismiss the complaint which was unsuccessful. The matter is proceeding into the discovery phase. There can be no assurances, however, that we will be successful in our efforts against these investors.

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. The Plaintiff is seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On September 26, 2022, the motion to dismiss was fully briefed and the parties are awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

In February 2022, we received letters from the SEC notifying us of an investigation and requesting the voluntary production of documents and information regarding our 2020 acquisition of Tonga Offshore Mining Limited from Deep Sea Mining Finance Ltd. and our Business Combination with SOAC. The Company is continuing to cooperate with the investigation and respond voluntarily to the SEC’s requests.

On January 23, 2023, an investor in the 2021 PIPE from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The complaint alleges that we breached the representations and warranties in the plaintiff’s PIPE Subscription Agreement and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. There have been no substantive developments in this case. We deny any allegations of wrongdoing and are preparing to file a motion to dismiss. There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares and Public Warrants began trading on The Nasdaq Global Select Market on September 10, 2021 under the symbols “TMC” and “TMCWW,” respectively.

Shareholders

As of March 24, 2023, there were approximately 277,878,995 common shares issued and outstanding held of record by 106 holders, approximately 15,000,000 Public Warrants held of record by one holder and 9,500,000 private placement warrants issued in connection with SOAC’s initial public offering held of record by 22 holders, each exercisable for one Common Share at a price of $11.50 per share.

Such numbers do not include beneficial owners holding our securities through nominee names.

Unregistered Sales of Securities

None

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2022.

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

Overview

We are a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the CCZ, about 1,500 miles south-west of San Diego, California.

The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, manganese, cobalt and copper in a single rock. These four metals contained in the polymetallic nodules are critical for the transition to low carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediate nickel-copper-cobalt matte) for EV and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the ISA, an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the UNCLOS. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ; two based on ISA exploration contracts through our subsidiaries NORI and TOML, sponsored by Nauru and Tonga, respectively, and exclusive commercial rights through our subsidiary, DGE, and its arrangement with Marawa, a company owned and sponsored by Kiribati.

We have key strategic alliances with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, which is expected to be modified into an initial smaller scale commercial production system and serve as the basis for the design of a full-scale commercial production system and (ii) Glencore International AG (Glencore) which holds offtake rights to 50% of the NORI nickel and copper production. In addition, we have worked with an engineering firm Hatch and consultants KPM to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and Xpert Process Solutions’ (XPS, a Glencore company) facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. After several months of joint pre-feasibility work in 2022 and in consultation with Epsilon Carbon Pvt, LTD. (Epsilon Carbon) under our March 2022 business collaboration MoU, we decided to pause this work on a new build plant in India until Project Zero has started commercial production using an existing processing facility requiring lower capital expenditures and which we believe may offer a lower risk solution to get Project Zero into production. In November 2022, we entered into a non-binding MoU with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. The toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy — an intermediate product used as feedstock to produce Li-ion battery cathodes — and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a binding MoU and a strategic alliance in the second half of 2023, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms, in lieu of continuing to pursue an opportunity to build a new Project Zero Plant in India together with Epsilon Carbon as was previously envisioned under our March 2022 business collaboration MoU with Epsilon Carbon. There can be no assurance that we will enter into such binding MoU or definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the MoU, or that if such binding MoU or definitive strategic alliance are entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D contract area and, subject to regulatory review by the ISA, intend to start commercial production end of 2024 / start of 2025. To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing and testing an offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing and testing onshore technology and systems to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

We are still in the exploration phase and have not yet declared mineral reserves. We have yet to obtain any exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ nor have we obtained the applicable environmental and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

2022 Highlights

Below are a few of the developments that occurred in 2022.

NORI Area D Project:

●	Pilot Collection System Trials and Monitoring Campaign:
o	ISA Recommendation: In September 2022, following the completion of its review of NORI’s Environmental Impact Statement (EIS) and EMMP, the ISA allowed us to proceed with independently monitored integrated pilot collection system trials in NORI Area D in the CCZ following our implementation of their recommendations with respect to the trials.
o	Start of Monitoring Campaign: In accordance with the ISA’s recommendation, in September 2022, the team of engineers at Allseas and scientists from some of the world’s leading deep-sea research institutions and industry-leading contractors began an extensive environmental baseline and impact monitoring campaign in preparation for NORI’s now completed pilot nodule collection system trials in the NORI Area D of the CCZ. Scientists aboard a dedicated 103-meter-long monitoring vessel conducted pre-disturbance monitoring studies on a sub-section of the NORI Area D exploration area to establish an environmental baseline before NORI’s collection system trials. The environmental and operational data gathered during these trials will be used to help ensure the safe and efficient collection of polymetallic nodules to meet expected demand for critical minerals for the clean energy transition and will be part of the ISA’s review of our expected submission of an application for an exploitation contract for the NORI Area D.
o	Successful Conclusion of NORI Integrated Collector Test: On November 14, 2022, we announced that NORI and Allseas successfully concluded the first integrated system test in the CCZ since the 1970s, achieving all significant pilot milestones while collecting approximately 4,500 tonnes of seafloor polymetallic nodules. Over 3,000 tonnes of nodules were transported up a 4.3-kilometer-long riser system to the surface production vessel, Hidden Gem, while the additional 1,500 tonnes of nodules were purposely left behind on the seafloor as part of the trials. Concurrently, aboard a dedicated monitoring vessel, marine experts and academic scientists conducted the first environmental monitoring program of an integrated pilot collector system test, which utilizes the baseline data which we began to collect in September 2022.
●	Project Zero System: In March 2022, our subsidiary, NORI, and Allseas entered into a non-binding term sheet for the potential development and operation of a commercial nodule collection system (Project Zero System). The pilot nodule collection system developed and successfully tested by Allseas is expected to be upgraded to a Project Zero System with a targeted production capacity of at least 1.3 Mtpa of wet nodules, with expected production readiness by the fourth quarter of 2024.
●	EMMP for Exploitation Application: In July 2022, our Australian subsidiary entered into a research funding agreement with a consortium of institutions led by Australia’s Commonwealth Scientific Industrial Research Organization (CSIRO) to create a framework for the development of an ecosystem-based Environmental Management and Monitoring Plan (EMMP) for our proposed deep-sea polymetallic nodule collection operations in the CCZ. Resulting EMMP will form an integral part of NORI’s exploitation application to the ISA.
●	Independent Lifecycle Impact Assessment of NORI Area D Project: In April 2022, we announced that we chose the leading lithium-ion battery supply chain research firm, Benchmark, to conduct an independent lifecycle assessment of the environmental impacts of our planned NORI Area D polymetallic nodule project and compare these impacts to producing the same metals from commonly used production pathways using conventional land ores. Benchmark completed its comprehensive Lifecycle Impact Assessment for us in March 2023.

Onshore Processing:

●	SINTEF Manganese Study: In May 2022, we announced that we had retained SINTEF, one of Europe’s leading independent research institutions, to analyze our manganese silicate product that can be used to produce silicomanganese alloy for steelmaking. SINTEF found that our high-grade nodule-derived manganese silicate, which we estimate could account for approximately one third of potential future revenues, behaves similarly to traditional land-based manganese sources and appears to have significant advantages on cost and carbon dioxide footprint, with the potential for 7 to 17% higher value-in-use, depending on carbon tax regimes.

Environmental, Social and Governance (ESG):

●	Impact Report 2021: In May 2022, we published our inaugural Impact Report setting out our motivations for collecting nodules and providing a forward-looking view of the potential environmental impacts of our expected operations and the efforts underway to potentially eliminate or reduce them.

Financing:

●	PIPE Financing: On August 15, 2022, we announced a private placement financing which raised aggregate gross cash proceeds of $30.4 million (approximately $30 million net proceeds, after deducting placement agent fees and offering expenses) through the issuance of approximately 38.0 million common shares. A majority of the committed funds came from our existing shareholders and insiders. We filed a resale registration statement for the common shares issued to the investors in the financing with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022.

●	At-The-Market (ATM) Offering: On December 22, 2022, we announced an At-The-Market offering with Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc., as sales agents, pursuant to which we may, from time to time, issue and sell up to $30 million of our common shares. As of the date of this Annual Report on Form 10-K, no sales of common shares have been made under this offering.

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

Developments Subsequent to December 31, 2022

Consortium for ESG disclosure of marine minerals:

On February 14, 2023, we announced that we had joined a broad international consortium to develop a handbook for Environmental, Social and Governance (ESG) disclosure in relation to marine minerals. The purpose of the guidance document is to enable evidence-based assessments of the ESG performance of marine mineral projects in the context of global standards. Marine minerals are emerging as a strong potential source to help meet growing metals demand. As with any extractive industries, consideration of ESG issues is key to ensuring transparent and responsible supply chains. The ESG handbook will provide guidance to addresses material topics related to marine mineral projects in the deep-sea environment using a standardized approach.

Strategic Partnership on Low-Carbon Royalties:

On February 21, 2023, we and our wholly-owned subsidiary, NORI, entered into a strategic partnership with Low Carbon Royalties Inc. (“Low Carbon Royalties”), a private corporation formed under the laws of British Columbia, Canada to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets (the “Partnership”). In connection with the Partnership, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on our NORI contract area to Low Carbon Royalties. We retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversary of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%. Low Carbon Royalties also owns a 1.6% gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, we received a 35.0% common ownership interest in Low Carbon Royalties on a fully-diluted basis as of closing and $5.0 million in cash

Engagement with Bechtel Australia Pty Ltd:

On March 9, 2023, we announced that we entered into an agreement with Bechtel Australia Pty Ltd (Bechtel), a global leader in engineering, procurement and construction, to collect and compile the techno-economic studies prepared by various consultants required for NORI to lodge its application for an exploitation contract for its NORI Area D Project with the ISA. Bechtel will collect and compile technical and economic studies prepared by various consultants that will underpin NORI’s application to the ISA for an exploitation contract, which we expect to have ready for submission in the second half of 2023.

New Credit Facility with Allseas:

On March 22, 2023, we entered into an Unsecured Credit Facility Agreement (“Credit Facility”) with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on the Nasdaq on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of approximately $137.6 million.

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

Marawa.    DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA (the “Marawa Exploration Contract”) was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Impact of Climate Change

We are committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our inaugural Impact Report published in May 2022, we provided climate-related disclosure and shared how we believe our mission is aligned with supporting the global energy transition and contributing to a circular metals economy. We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate their negative impact of climate change on our operations.

Our climate related transition risks and opportunities are likely to be driven by changes in regulation, public policy, and technology as well as risk of business disruptions due to climate related events.

Regulatory risks

Regulations related to emissions limits, such as cap and trade schemes and carbon taxes, would likely increase our future cost of operations, energy purchase, and equipment selection in addition to costs associated with potential carbon tax and/or purchase of carbon offsets. It is difficult to estimate the impact of potential future regulations on future operations.

We are working on a plan for continuous reduction of emissions and aiming to develop operations with near zero emissions. When selecting the location of our onshore plant, one of our requirements is access to renewable energy as our metallurgical process will be the most energy intensive step in our operations. In addition, we are seeking to replace metallurgical coal used as reductant during calcining of nodules and have tested potential renewable alternatives. We are also identifying the best approach for decarbonizing our offshore operations. To date, we have not experienced any material impact to our business related to potential regulations but will continue to evaluate and monitor future developments.

Public policy risks

Awareness of climate change related impacts and commitments made by companies and governments to achieve net zero emissions, continues to grow. We support the ambition of the U.S. to achieve net zero greenhouse gas emissions by no later than 2050 and to reach half of all new vehicles sales to be EVs by 2030. We are committed to achieving zero emissions and are reviewing and designing technologies to achieve this goal. The location of our onshore plant will be key, and we will be working on science-based targets and scenario analysis.

To support the EV and battery storage value chain, we are seeking to close the emerging supply gap of critical battery metals needed for the transition to renewable energy and adoption of EVs. We plan to take advantage of this opportunity to supply lower carbon battery metals, avoid deforestation, and help reduce the cost of batteries.

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

Impact of Global Inflation

In 2022, the global inflation rate rose sharply. Marine fuel prices and vessel day rates were higher year-over-year and have increased our exploration expenses beyond what we had originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $171 million for the year ended December 31, 2022, compared to a net loss of $141.3 million in the prior year. We have an accumulated deficit of approximately $475.1 million from inception through December 31, 2022.

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

Change in Fair Value of Warrants Liabilities

Change in fair value of warrants liabilities primarily consists of the change in the fair value of the 9,500,000 warrants issued to Sustainable Opportunities Holdings LLC concurrently with SOAC’s initial public offering (the “Private Warrants”). For accounting purposes, the Company was considered to have issued the Private Warrants as part of the Business Combination.

Results of Operations

DeepGreen was determined to be the accounting acquirer and therefore, all information prior to the Business Combination, including the prior period financial information, represent the financial condition and operating results of DeepGreen.

Comparison of the periods ended December 31, 2022 and 2021

	For the Three Months Ended			For the Year Ended
(Dollar amounts in thousands,	December 31,			December 31,
except as noted)	2022	2021	% Change	2022	2021	% Change
Exploration and evaluation expenses	$104,259	$12,825	712%	$144,599	$93,006	55%
General and administrative expenses	7,016	15,445	(56)%	29,518	56,583	(48)%
Change in fair value of warrants liability	(1,251)	(8,497)	853%	(2,143)	(9,375)	77%
Foreign exchange loss	35	25	40%	24	82	(71)%
Interest expense (income)	(567)	—	N/A	(1,111)	1,003	211%
Tax expense	77	—	N/A	77	—	N/A
Loss for the year, after tax	$109,569	$19,798	452%	$170,964	$141,299	21%

Full Year 2022 compared to Full Year 2021

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the year ended December 31, 2022 were $144.6 million, compared to $93.0 million for the year ended December 31, 2021. The increase of $51.6 million was primarily due to the increased work and completion of the PMTS in November 2022, which included the recognition of the grant date value of the Allseas Warrant of $69.9 million which became exercisable with the completion of the PMTS. The increase in 2022 was partially offset by a decrease in expenses associated with environmental studies of $2.2 million, due to the completion of the NORI Area D environmental baseline campaigns in the fourth quarter of 2021, and a reduction in share-based compensation of $18.5 million, as a significant number of stock options were awarded in March 2021, in recognition of past services and in anticipation of the Business Combination, while no stock options were awarded in 2022. In 2021, offshore campaign costs in support of environmental studies included a fair value increase of $12.2 million that was recognized on the issuance of DeepGreen common shares to our former supplier Maersk Supply Service A/S (“Maersk”).

General and Administrative (“G&A”) Expenses

G&A expenses for the year ended December 31, 2022 were $29.5 million compared to $56.6 million in the prior year. The decrease of $27.1 million in G&A in 2022 was mainly as a result of lower share-based compensation in 2022 of $24.8 million, as 2021 included the award of a significant number of stock options in recognition of past services and in anticipation of the Business Combination. This decrease was partially offset by higher G&A expenses in 2022, for personnel, legal and other expenses associated with being a public company. In addition, 2021 included higher expenses for consulting and communications related to the Business Combination.

Interest Expense

During 2022, we earned interest of $1.1 million mainly from the investment of our cash on hand, as compared to 2021 where we recognized interest expense of $1.0 million mainly as a result of the issuance of 7% convertible debentures of $26.0 million during February 2021, prior to their conversion into our common shares in connection with the Business Combination.

Change in Fair Value of Warrants Liability

Change in fair value of warrants liability primarily consists of the change in the fair value of the 9,500,000 Private Warrants. The credit recorded in both years reflects the decrease in the market price of our warrants.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination, which were converted into common shares as part of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross proceeds of approximately $137.6 million. On August 12, 2022, we completed a private placement raising gross cash proceeds of $30.4 million (approximately $30 million net of transaction fees). As of December 31, 2022, we had cash on hand of $46.8 million.

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

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our recently signed credit facility with Allseas, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Annual Report on Form 10-K. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

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

On September 16, 2022, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities, before any fees or expenses of the offering, which includes the $30 million that may be sold under the At-the-Market Equity Distribution Agreement discussed below. Securities that may be sold include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement with Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell common shares with an aggregate offering price of up to $30 million. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. As of the date of this Annual Report on Form 10-K, no sales of common shares have been made under this offering.

On March 22, 2023, we entered into a Credit Facility with Argentum Credit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

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

We expect our capital expenditures and working capital requirements to increase materially in the near future as NORI and TOML seek to obtain exploitation contracts, perform the required environmental studies, complete pre-feasibility and feasibility studies. We believe that our cash on hand and availability of borrowing under our recently entered into credit facility with Allseas will be sufficient to meet our working capital and capital expenditure requirements over the next twelve months. With these funds, we expect to be able to complete our assessment of the offshore environmental impacts based on data collected during our campaigns completed in 2022 and lodge our application in the second half of 2023 to move from exploration phase to exploitation phase. We may, however, need additional cash resources due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital cost escalation, currently unrecognized technical and development challenges or changes in external business environment. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity, debt or other financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to delay our exploration and/or exploitation activities or scale back our operations, which could have a material adverse impact on our business and financial prospects.

Cash Flows Summary

Comparison of the Periods Ended December 31, 2022 and December 31, 2021

The following table summarizes our sources and uses of cash for the three months and years ended December 31, 2022 and December 31, 2021.

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Year Ended
	December 31,		December 31,
(thousands)	2022	2021	2022	2021
Net cash (used in) operating activities	$(19,877)	$(27,753)	$(66,637)	$(56,092)
Net cash (used in) investing activities	$(210)	$—	$(1,169)	$(3,842)
Net cash (used in) provided by financing activities	$(52)	$—	$29,722	$134,701
Increase (decrease) in cash	$(20,139)	$(27,753)	$(38,084)	$74,767

Full Year 2022 compared to Full Year 2021

Cash flows used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $66.6 million, attributable to a net loss of $171 million, a net change in net operating assets and liabilities of $17.8 million and non-cash adjustments of $86.5 million. Non-cash adjustments primarily consisted of $69.9 million from the vesting of the Allseas Warrant in November 2022 and $18.4 million of share-based payments related to the value of the incentive stock options and RSUs recognized during the year ended December 31, 2022. The change in our net operating assets and liabilities was primarily due to a $17 million increase in accounts payable and accrued liabilities due to the timing of payments.

Net cash used in operating activities for the year ended December 31, 2021 was $56.1 million, attributable to a net loss of $141.3 million and a net change in net operating assets and liabilities of $18.6 million and non-cash adjustments of $66.6 million. Non-cash adjustments primarily consisted of $12.8 million for the value of shares issued to Maersk at the end of 2020 and $60.3 million of share-based payments related to the value of the incentive stock options and RSUs recognized during the year ended December 31, 2021. The change in our net operating assets and liabilities was primarily due to a $22.0 million increase in accounts payable and accrued liabilities due to the timing of payments.

Cash flows used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $1.2 million for the purchase of equipment.

Net cash used in investing activities for the year ended December 31, 2021 was $3.8 million and related to the payments made to Deep Sea Mining Finance Ltd., from whom we acquired TOML and other related entities for the deferred consideration that became due during the period.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $29.7 million, primarily related to proceeds of $30.4 million from a private placement financing, less financing expenses.

Net cash provided by financing activities for the year ended December 31, 2021 was $134.7 million related to proceeds of $104.5 million from the Business Combination, proceeds of $26.0 million from the issuance of convertible debentures and $4.2 million from the exercise of incentive stock options.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the next five-year plan. NORI has estimated its work plan for 2023 to be approximately $25 million, which may be settled in cash or equity. The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date.

Marawa Option Agreement and Services Agreement

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA for five-year plans and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period. The five-year period ending in 2021 included activities of both TOML (from its acquisition in 2020) and its predecessor. Although the stated program objectives from 2017-2021 were not achieved by the contractors, the ISA accepted TOML’s submission and explanations, and agreed on the path forward. On December 23, 2022, the ISA accepted TOML’s proposed program of activities for the 2022-2026 five-year period, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports.

Regulatory Obligations Relating to Exploration Contracts

Each of TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract. NORI has begun discussions with the Government of Nauru to renegotiate the existing sponsorship agreement and has also committed to ensuring NORI pays corporate income tax within Nauru.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay the reasonable direct costs incurred by Tonga to administer the obligations of Tonga to the ISA. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru. TOML expects to renegotiate the existing sponsorship agreement with Tonga prior to entering into operations in the TOML area and has committed to paying corporate income tax within Tonga.

Allseas Agreements

On March 29, 2019, we entered into a strategic alliance with Allseas to develop a system to collect, lift and transport nodules from the seafloor to shore and agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. In furtherance of this agreement, on July 8, 2019, we entered into a Pilot Mining Test Agreement with Allseas (“PMTA”), which was amended on five occasions through February 2023, to develop and deploy a PMTS, successful completion of which is a prerequisite for our application for an exploitation contract with the ISA. Under the PMTA, Allseas agreed to cover the development cost of the project in exchange for a payment from us upon successful completion of the pilot trial of the PMTS in NORI Area D.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 million tonnes of wet nodules per year with expected production readiness by the fourth quarter of 2024. NORI and Allseas intended to equally finance all costs related to developing and getting the first commercial system into production that were estimated at less than EUR100 million. It was anticipated that NORI will not have to make any payments related to the commercial system to Allseas until March 31, 2023. Once in production, NORI expected to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scaled up production to at least 1.3 million wet tonnes of nodules per year. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero System production targets (up to 3 Mtpa of wet nodules), system design and cost estimates and intend to enter into a binding Heads of Terms in the second half of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a further Samsung 10000, with the potential for it to be engineered to support a higher production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through December 31, 2022, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021 and (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS.

On November 11, 2022, the Board approved the successful completion and testing of the PMTS in the NORI Area D and payment of the third milestone amounting to $10 million by issuing 10 million shares to Allseas on February 23, 2023. In relation to the third milestone payment, we have recorded a charge amounting to $8.7 million based on the fair market value of our shares on November 11, 2022. We also issued 850,000 common shares at the same time as payment of additional costs owed Allseas under the PMTA.

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

As described above, on March 22, 2023 we entered into the Credit Facility under which we may borrow up to $25 million pursuant to the terms and conditions of the Credit Facility.

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

Valuation of Warrants Liability

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

Evaluation of Going Concern

We assess quarterly whether the Company has the ability to meets its committed cash requirements for the next twelve months and continue to operate as a going concern. This assessment requires the use of forecasts of our business activities and related estimates of future cost obligations which can be subject to change. Changes in these assumptions could have a material impact on our assessment and related disclosures.

Recent Accounting Pronouncements

See Note 3 to the audited consolidated financial statements included in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2023 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period at least through the end of the 2023 fiscal year, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at December 31, 2022.

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

TMC THE METALS COMPANY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of TMC the metals company Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMC the metals company Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada

March 27, 2023

TMC the metals company Inc.

Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

		As at	As at
		December 31,	December 31,
		2022	2021
ASSETS	Note
Current
Cash		$46,842	$84,873
Receivables and prepayments	8	2,760	3,686
		49,602	88,559
Non-current
Exploration contracts	7,10	43,150	43,150
Equipment	9	2,025	1,416
		45,175	44,566

TOTAL ASSETS		$94,777	$133,125

LIABILITIES
Current
Accounts payable and accrued liabilities		41,614	26,573
		41,614	26,573
Non-current
Deferred tax liability	23	10,675	10,675
Warrants liability	13	983	3,126
TOTAL LIABILITIES		$53,272	$40,374

EQUITY
Common shares (unlimited shares, no par value – issued: 266,812,131 (December 31, 2021 – 225,432,493))	14	332,882	296,051
Special Shares	14	—	—
Additional paid in capital		184,960	102,073
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(475,121)	(304,157)
TOTAL EQUITY		41,505	92,751

TOTAL LIABILITIES AND EQUITY		$94,777	$133,125

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 20)

Subsequent Events (Note 24)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

		For the year ended	For the year ended
		December 31,	December 31,
		2022	2021
	Note
Operating expenses
Exploration and evaluation expenses	10	$144,599	$93,006
General and administrative expenses	11	29,518	56,583
Operating loss		174,117	149,589

Other items
Change in fair value of private warrants liability	13	(2,143)	(9,375)
Foreign exchange loss		24	82
Interest expense (income)	12	(1,111)	1,003
Loss and comprehensive loss for the year, before tax		$170,887	$141,299

Tax expense	23	77	—
Loss and comprehensive loss for the year, after tax		$170,964	$141,299

Loss per share - Basic and diluted	16	$0.71	$0.69

Weighted average number of common shares outstanding – basic and diluted	16	239,867,019	204,926,931

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

	Common Shares		Preferred	Special	Additional	Accumulated Other
For the year ended December 31, 2022	Shares	Amount	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Issuance of shares under PIPE Financing (Net Proceeds) (Note 19)	38,266,180	29,621	—	—	—	—	—	29,621
Exercise of stock options (Note 15)	118,461	142	—	—	(66)	—	—	76
Conversion of restricted share units (Note 15)	2,877,068	6,875	—	—	(6,945)	—	—	(70)
Share purchase under Employee Share Purchase Plan	117,929	193	—	—	(79)	—	—	114
Vesting of Allseas Warrant (Note 10, 13)	—	—	—	—	69,900	—	—	69,900
Share-based compensation (Note 15)	—	—	—	—	20,077	—	—	20,077
Loss for the year	—	—	—	—	—	—	(170,964)	(170,964)
December 31, 2022	266,812,131	$332,882	$—	$—	$184,960	$(1,216)	$(475,121)	$41,505

	Common Shares		Preferred	Special	Additional	Accumulated Other
For the year ended December 31, 2021	Shares	Amount	Shares	Shares	Paid in Capital	Comprehensive Loss	Deficit	Total
December 31, 2020	189,493,593	$154,431	$550	$—	$45,347	$(1,216)	$(162,858)	$36,254
Exercise of stock options (Note 15)	6,312,756	14,297	—	—	(10,061)	—	—	4,236
Conversion of restricted share units (Note 15)	173,216	399	—	—	(399)	—	—	—
Common shares issued for exploration and evaluation expenses (Note 10)	4,245,031	25,664	—	—	(12,879)	—	—	12,785
Conversion of debentures (Note 12)	3,126,567	27,003	—	—	—	—	—	27,003
Share-based compensation (Note 15)	—	—	—	—	60,565	—	—	60,565
Common shares issued for services	187,575	1,296	—	—	—	—	—	1,296
Net equity from Business Combination (Note 6)	21,384,296	72,411	—	—	19,500	—	—	91,911
Conversion of preferred shares to common shares	509,459	550	(550)	—	—	—	—	—
Loss for the year	—	—	—	—	—	—	(141,299)	(141,299)
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Cash Flows

(in thousands of US Dollars)

		For the year ended	For the year ended
		December 31,	December 31,
		2022	2021
	Note
Cash resources provided by (used in)

Operating activities
Loss for the year		$(170,964)	$(141,299)
Items not affecting cash:
Amortization		418	453
Expenses settled with share-based payments	15	18,394	74,571
Interest on convertible debentures	12	—	1,003
Change in fair value of warrants liability	13	(2,143)	(9,375)
Vesting of Allseas Warrant	10, 13	69,900	—
Unrealized foreign exchange		(53)	(15)
Changes in working capital:
Receivables and prepayments		851	(3,479)
Accounts payable and accrued liabilities		16,960	22,049
Net cash used in operating activities		(66,637)	(56,092)

Investing activities
Settlement of deferred acquisition costs	7	—	(3,440)
Acquisition of equipment	9	(1,169)	(402)
Net cash used in investing activities		(1,169)	(3,842)

Financing activities
Proceeds from PIPE financing	19	30,399	—
Expenses paid for PIPE financing	19	(797)	—
Proceeds from exercise of stock options	15	76	4,236
Proceeds from issuance of convertible debentures	12	—	26,000
Proceeds from employee share purchase plan	15	114	—
Taxes withheld and paid on share-based compensation		(70)	—
Proceeds from Business Combination (net of fees and other costs)	6	—	104,465
Net cash provided by financing activities		29,722	134,701

Increase (decrease) in cash		(38,084)	74,767
Impact of exchange rate changes on cash		53	10
Cash - beginning of year		84,873	10,096
Cash - end of year		$46,842	$84,873

Supplemental cash flow information (Note 21)

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

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly-owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 10).

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

Certain comparative figures in Note 10 have been reclassified to conform to the current period’s presentation.

Basis of Measurement

These consolidated financial statements have been prepared under the historical cost convention, except for warrants liability that has been measured at fair value and are presented in United States (“US”) dollars.

Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries. The principal subsidiaries of the Company, their activities, and their geographic locations as at December 31, 2022 were as follows:

			Proportion of
			Interest Held
Subsidiary	Principal Activity	Location	by the Company
DeepGreen Metals ULC	Mineral exploration	Canada	100%
DeepGreen Engineering Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen Resources, LLC	Holding Company	USA	100%
Nauru Ocean Resources Inc.	Mineral exploration	Republic of Nauru	100%
Nauru Education and Training Foundation Inc. (“NEAT”)	Holding Company	Republic of Nauru	100%
Nauru Health and Environment Foundation Inc. (“NHEF”)	Holding Company	Republic of Nauru	100%
Tonga Offshore Mining Ltd.	Mineral exploration	Kingdom of Tonga	100%
Koloa Moana Resources Ltd.	Holding Company	Canada	100%
Offshore Minerals Pty. Ltd.	Mineral exploration	Australia	100%
DeepGreen TOML Singapore Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen TOML Holding 1 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Holding 2 Ltd.	Holding Company	British Virgin Islands	100%
The Metals Company Australia Pty Ltd	Holding Company	Australia	100%
TMC The Metals Company UK Limited	Holding Company	United Kingdom	100%

All inter-group balances have been eliminated on consolidation.

3.	Significant Accounting Policies
i.	Foreign Currencies

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

At the end of each reporting period, monetary assets and liabilities that are denominated in foreign currencies are translated into the functional currency at the rates prevailing at that date. Non-monetary assets and liabilities carried at fair value that are denominated in currencies other than the U.S. Dollar are translated at rates prevailing at the date when the fair value was determined. All gains and losses on translation of these foreign currency transactions are included in the statements of loss and comprehensive loss. Non-monetary items that are measured at historical cost in a foreign currency are not retranslated.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the valuation of share-based payments, including valuation of incentive stock options (Note 15), as well as the valuation of warrants liability (Note 13). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.

As at December 31, 2022 and 2021, the carrying values of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. The warrants are valued at fair value which is disclosed in Note 13.

vi.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and term deposits with a remaining term to maturity at acquisition of three months or less. As at December 31, 2022 and 2021, the Company had no cash equivalents.

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

The Company elected to apply the short-term lease recognition exemption to all of its lease arrangements and recorded an expense of $132 (2021: $132) for lease payments during the year ended December 31, 2022 relating to office premises and employee accommodations. Such lease expense is disclosed under general and administrative expenses within the statement of loss and comprehensive loss and forms part of cash flow from operating activities.

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

For stock options and restricted share units issued with performance conditions (Note 15), the Company recognizes share-based compensation cost when the specific performance targets become probable of being achieved using the accelerated attribution method. When these costs relate to equity financing, they are netted against share capital as a share issuance cost. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant date using a Black-Scholes option-pricing model.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

For stock options issued with market conditions (Note 15), the Company recognizes share-based compensation cost over the expected achievement period for the related market capitalization milestone determined on the grant date. If the related market capitalization milestone is achieved earlier than its expected achievement period, then any unamortized share-based compensation cost for that milestone is recognized at that time. The fair value of market-based stock option awards is estimated on the grant date using Monte-Carlo simulations.

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

The Company accounts for the Public Warrants and Private Warrants (as defined below) in accordance with the guidance contained in ASC 815 (Subtopic 40), Derivative and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), and the U.S. Securities and Exchange Commission (“SEC”) Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SEC Statement”), under which, subsequent to the Business Combination, the  15,000,000 common share warrants issued by SOAC as part of the units offered in its initial public offering (“Public Warrants”) were determined to meet the criteria for equity classification, while the 9,500,000 private placement common share warrants issued by SOAC in a private placement simultaneously with the closing of the initial public offering (“Private Warrants”) did not meet the criteria for equity classification and must be recorded as liabilities. Specifically, the terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Warrants from being classified in equity and should be classified as a liability. Accordingly, the Company classified the Private Warrants as liabilities measured at fair value and adjusts the Private Warrants to their fair value at the end of each reporting period. The warrants liability is subject to re-measurement at each balance sheet date until exercised with any changes in fair value being recognized in the Company’s statement of loss and comprehensive loss.

The Company granted warrants to Allseas on March 4, 2021 to acquire 11.6 million TMC common shares at a nominal value (the “Allseas Warrant”).  The Allseas Warrant vested and became exercisable upon successful completion of the PMTS in the fourth quarter of 2022, and have been accounted for as equity, since the warrants do not meet the criteria to be classified as liability as defined in ASC Topic 480, Distinguishing Liabilities from Equity.

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

Significant Accounting Policies Adopted during the year

Share-Based Compensation under the Employee Stock Purchase Plan

During the second quarter of 2022, the Company adopted an employee stock purchase plan (the “ESPP”) whereby employees can purchase common shares of the Company at a 15% discount to its share price at the time of purchase, through payroll deductions (Note 15). Employee contributions are converted into common shares at a discount to the lower of the share price at the beginning of the offering period and the share price at the end of the purchase period. The fair value of the shares purchased under the ESPP is estimated on the grant date using a Black-Scholes option-pricing model and is reported as share-based compensation over the offering period, using the accelerated attribution method. Share-based compensation costs are charged to exploration and evaluation expenses or general and administrative expenses in the statement of loss and comprehensive loss.

4.	Significant Accounting Estimates and Judgements

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Significant management judgments and estimates were applied to the following areas:

i.	Valuation of Share-Based Payments

TMC recognized the cost of share-based awards granted to employees, non-employees and directors based on the estimated grant-date fair value of the awards. TMC determined the fair value of stock options and Restricted Share Units using the Black-Scholes option pricing model, which was impacted by the following assumptions:

●	Fair Value of Common Shares on the Date of the Grant — The Company valued its common shares at the closing market price of the share as quoted on NASDAQ.
●	Expected Term—TMC used the term of the award when calculating the expected term due to insufficient historical exercise data.
●	Expected Volatility—As TMC’s shares were not actively traded prior to closing of the Business Combination, the volatility is based on a benchmark of comparable companies within the mining industry.
●	Expected Dividend Yield—The dividend rate used is zero as TMC has never paid any cash dividends on common shares and does not anticipate doing so during the expected life of the stock options.
●	Risk-Free Interest Rate—The interest rates used are based on the implied yield available on Canadian Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

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

Prior to closing of the Business Combination, TMC estimated the fair value of common shares issued for services using the Probability Weighted Expected Return Method (“PWERM”). The Company applied the PWERM by first defining the range of potential future liquidity outcomes, including the share price used for its most recent private placements and the share price used for the Business Combination, then allocating its value based on the probability of that event occurring.

ii.Valuation of Warrants Liability

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

iii.Evaluation of Going Concern

The Company evaluates its ability to operate as a going concern at each reporting period. This evaluation requires the Company to estimate its cash flow commitments over a forecast period of twelve months and whether it has the financial ability to pay for such commitments. Changes in these estimates and assumptions may have a material impact on this assessment.

5.	Recent Accounting Pronouncements Issued and Adopted

Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, which clarified and reduced diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, an issuer should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. Modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument should be measured as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged. The effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction should be recognized in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for fiscal periods ending on or after December 15, 2021, with early adoption permitted. ASU 2021-04 is applied prospectively to modifications or exchanges occurring on or after the effective date. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

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

In addition to the transaction costs settled in cash above, the Company incurred $3.5 million of transaction costs which were settled by the issuance of 873,953 common shares on October 7, 2021.

Prior to the Business Combination, SOAC had 30.0 million Class A common shares with a par value of $0.0001 per share (“SOAC Class A Shares”) outstanding and 7.5 million Class B common shares with a par value of $0.0001 per share (“SOAC Class B Shares”) held by Sustainable Opportunities Holdings LLC (the “Sponsor”).

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

7.TOML Acquisition

On March 31, 2020, the Company entered into an acquisition agreement to wholly acquire TOML and other entities in the group from Deep Sea Mining Finance Ltd. (the “TOML Acquisition”). Total purchase price of the TOML Acquisition, before transaction costs, was $32.0 million. TOML holds an ISA exploration contract in the CCZ (“TOML Exploration Contract”) and some exploration related equipment.

The net assets acquired as part of the TOML Acquisition were as follows:

Net assets acquired

Total acquisition cost	$32,047
Allocated to:
Equipment	21
Exploration contracts (Note 10)	42,701
Deferred tax liability[1]	(10,675)
Net assets acquired	$32,047
1.	A deferred tax liability was recognized by the Company on the acquisition which related to differences between the book value and the tax basis of the TOML exploration contract.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

8.	Receivables and Prepayments

The amounts of outstanding receivables and prepayments at December 31, 2022 and 2021 are as follows:

	December 31 2022	December 31 2021
Taxes and other receivables	$117	$64
Prepayments	2,643	3,622
	$2,760	$3,686

9.	Equipment

The movements in the Company’s capital equipment are as follows:

	Exploration and
Cost	other equipment	Office equipment	Total
December 31, 2020	$2,240	$21	$2,261
Additions	560	—	560
December 31, 2021	2,800	21	2,821
Additions	1,026	—	1,026
December 31, 2022	$3,826	$21	$3,847

Accumulated depreciation
December 31, 2020	$(933)	$(18)	$(951)
Amortization for the year	(453)	(1)	(454)
December 31, 2021	(1,386)	(19)	(1,405)
Amortization for the year	(416)	(1)	(417)
December 31, 2022	$(1,802)	$(20)	$(1,822)

Net book value
As at December 31, 2021	$1,414	$2	$1,416
As at December 31, 2022	$2,024	$1	$2,025

10.	Exploration Contracts

Significant Exploration Agreements

NORI Exploration Contract:

The Company’s wholly-owned subsidiary, NORI, was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. The contract application fee of $0.3 million, provides NORI with exclusive rights to explore for polymetallic nodules in the NORI Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms (Note 20) and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

NORI has a right to renounce, without penalty, in whole or part of its rights in the NORI Area at any time and therefore does not have a fixed commitment with relation to the NORI Exploration Contract (Note 20).

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

As at December 31, 2022, Marawa had no amounts owing to DGE under the Marawa Services Agreement and no purchase tenements had been granted to Marawa.

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

Strategic Partnerships

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

On March 4, 2021 and June 30, 2021, the Company and Allseas further amended the PMTA whereby, instead of issuing 11.6 million common shares upon successful delivery of the pilot trial of the PMTS in NORI Area D, the Company issued the Allseas Warrant (Note 13).

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

On October 5, 2021, the first $10 million payment was paid to Allseas for successfully reaching the first progress milestone, with the completion of the Business Combination and by confirming the order of certain equipment and demonstrating certain progress on construction of the PMTS. The Company made the second $10 million payment of the amended PMTA on April 25, 2022, upon successful completion of the North Sea drive test on March 25, 2022.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The Company accounts for the first two milestone payments in accordance with ASC 730, Research and Development, as these payments represented progress payments. Accordingly, the Company expenses the payments according to when the services are performed. Therefore, the Company records the expense on a straight-line basis over the life of the contract which resulted in total expenses of $5.8 million (2021: $14.3 million) recorded as exploration and evaluation expenses for the year ended December 31, 2022. On November 11, 2022, the Board approved the successful completion of the PMTS in NORI Area D and payment of the third milestone amounting to $10 million by issuing 10 million common shares to Allseas. On February 13, 2023, the contract was further amended to allow TMC to pay the third milestone payment to Allseas in shares and these shares were issued to Allseas on February 23, 2023. In relation to the third milestone payment, the Company has recorded an expense equal to $8.7 million based on the fair market value of the Company's shares on November 11, 2022.

As at December 31, 2022, Allseas owned 23.7 million TMC common shares (2021: 16.2 million TMC common shares) which constituted 8.9% (2021: 7.2%) of total common shares outstanding. The Allseas total share ownership includes 3.2 million shares issued in a private placement in June 2020. On February 23, 2023 the Company settled the third milestone payment of $10 million and additional PMTS overage charges equal to $0.9 million by issuing 10.9 million common shares to Allseas (Note 24).

Reconciliation – Exploration Contracts

A reconciliation of the Company’s capitalized exploration contracts is as follows:

		Marawa
	NORI	Option	TOML
	Contract	Agreement	Contract	Total
December 31, 2021	$250	$199	$42,701	$43,150
December 31, 2022	$250	$199	$42,701	$43,150

Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the year ended December 31, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$38,022	$—	$—	$38,022
Exploration Labor	4,420	758	842	6,020
Share-Based Compensation (Note 15)	6,086	1,167	1,235	8,488
Mining, Technological and Process Development	1,823	47	118	1,988
PMTS	15,603	670	1,546	17,819
Allseas Warrant (Note 13)	62,910	—	6,990	69,900
Sponsorship, Training and Stakeholder Engagement	891	194	476	1,561
Other	706	16	79	801
	$130,622	$2,852	$11,291	$144,599

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the year ended December 31, 2021	Contract	Agreement	Contract	Total
Environmental Studies	$40,204	$—	$—	$40,204
Exploration Labor	2,769	606	672	4,047
Share-Based Compensation (Note 15)	17,116	4,401	5,453	26,970
Mining, Technological and Process Development	5,054	179	179	5,412
PMTS	11,568	1,446	1,446	14,460
Sponsorship, Training and Stakeholder Engagement	760	81	281	1,122
Other	673	93	25	791
	$78,144	$6,806	$8,056	$93,006

11.General and Administrative Expenses

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Professional and consulting fees(1)	$6,795	$10,697
Investor relations (2)	1,514	6,204
Office and sundry	4,926	2,023
Salaries and wages	5,921	3,412
Director fees	788	404
Share-based compensation	8,596	33,370
Transfer agent and filing fees	378	82
Travel expenses	600	341
Other expenses	—	50
General and Administrative Expenses	$29,518	$56,583

(1)Professional and consulting fees include $1 million of equity (RSU) settled expenses in 2022 (2021: Nil).

(2)Investor relations include $0.3 million of equity (RSU) settled expenses in 2022 (2021: $0.2 million).

12.Convertible Debentures

In February 2021, the Company issued a total of $26 million in convertible debentures. The convertible debentures had an interest rate of 7.0% per annum, compounded annually, and had a maturity date of 24 months from the date of issuance.

On September 9, 2021, the outstanding debentures were converted and as a result, the Company issued 3,068,673 common shares consisting of $25.5 million and $1.0 million of principal and accrued interest, respectively.

13.Warrants

For accounting purposes, the Company was considered to have issued the Public Warrants and Private Warrants as part of the Business Combination (Note 6).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Public Warrants

Each whole Public Warrant entitles the holder to purchase one TMC common share at a price of $11.50 per share beginning on October 9, 2021, subject to restrictions described below. As at December 31, 2022, 15,000,000 Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of common shares nor any voting rights until they exercise their warrants and receive common shares.

The Company will not be obligated to deliver any common shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act of 1933, as amended (“Securities Act”) with respect to the common shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrants will be exercisable and the Company will not be obligated to issue a common share upon exercise of a Public Warrant unless the common share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrants. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the common share underlying such unit. On July 1, 2022, the Company filed a post-effective amendment to the Registration Statement on Form S-1 with respect to the common shares underlying the Public Warrants and Private Warrants, which was declared effective by the SEC on July 12, 2022.

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

As at December 31, 2022, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Private Warrants

As at December 31, 2022, 9,500,000 Private Warrants were outstanding. The Private Warrants (including the common shares issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until October 9, 2021, except to permitted transferees. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:

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

As at December 31, 2022, the fair value of outstanding Private Warrants of $1 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2021	$3,126
Reduction in fair value of warrants liability	(2,143)
Warrants liability as at December 31, 2022	$983

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As at December 31, 2022, the fair value of the Private Warrants was estimated using the following assumptions:

	December 31, 2022		December 31, 2021
Exercise price	$11.50		$11.50
Share price	$0.77		$2.08
Volatility	88.05%		64.6%
Term	3.69	years	4.7	years
Risk-free rate	4.04%		1.2%
Dividend yield	0.0%		0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the year ended December 31, 2022.

Allseas Warrant

The Allseas Warrant was granted on March 4, 2021, vested and became exercisable for 11.6 million common shares upon successful completion of the PMTS in November 2022, and will expire on September 30, 2026.

The Company recognized a charge of $69.9 million in the fourth quarter of 2022 (nil in 2021), representing the fair market value of the Allseas Warrant on the date it was granted.  Fair market value was determined using the DeepGreen’s share price on the date the Allseas Warrant was granted to Allseas ($7.00 per share), reduced by the exercise price of $0.01 per share.

14.Common Shares

Authorized and Issued

As at December 31, 2022, the authorized, issued and outstanding common shares and Special Shares of the Company are as follows:

		Issued and
	Authorized	Outstanding
Common shares	Unlimited, with no par value	266,812,131
Class A Special Shares	5,000,000, with no par value	4,448,259
Class B Special Shares	10,000,000, with no par value	8,896,399
Class C Special Shares	10,000,000, with no par value	8,896,399
Class D Special Shares	20,000,000, with no par value	17,792,922
Class E Special Shares	20,000,000, with no par value	17,792,922
Class F Special Shares	20,000,000, with no par value	17,792,922
Class G Special Shares	25,000,000, with no par value	22,241,179
Class H Special Shares	25,000,000, with no par value	22,241,179
Class I Special Shares	500,000, with no par value	500,000
Class J Special Shares	741,000, with no par value	741,000

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

As at December 31, 2021, all 509,459 DeepGreen Class B Preferred Shares were converted to common shares.

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

Common shares	Number	Amount
December 31, 2020	189,493,593	$154,431
Issued for services (Note 10& 11)	4,432,606	26,960
Exercise of stock options	6,312,756	14,297
Conversion of restricted share units (Note 15)	173,216	399
Conversion of preferred shares to common shares	509,459	550
Issued in Business Combination (Note 6)	21,384,296	72,411
Conversion of debentures (Note 12)	3,126,567	27,003
December 31, 2021	225,432,493	$296,051
Issuance of shares under PIPE financing (Note 19)	38,266,180	29,621
Exercise of stock options	118,461	142
Conversion of restricted share units (Note 15)	2,877,068	6,875
Share purchase under Employee Stock Purchase Plan (Note 15)	117,929	193
December 31, 2022	266,812,131	$332,882

15.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of December 31, 2022 is 33,699,685 common shares, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

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

As at December 31, 2022, there were 15,356,340 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). The Company makes awards under the STIP and LTIP under its equity incentive plans in effect at the time of the award, which is currently the Plan.

No new stock options were granted by the Company under the STIP or LTIP plans during 2022.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Outstanding under STIP plan:

A continuity schedule summarizing the movements in the Company’s stock options under the STIP plan is as follows:

		Weighted	Aggregate	Weighted
		average	intrinsic	average
	Number of	exercise	value of	contractual
	Options	price per	stock	life
	Outstanding	option	options	(years)
Outstanding – December 31, 2020	15,549,977	$0.80	$36,126	7.34
Granted	6,373,203	2.10	—	—
Expired	(50,946)	0.39	—	—
Cancelled/Forfeited	(57,893)	0.65	—	—
Exercised	(6,310,593)	0.67	—	—
Outstanding – December 31, 2021	15,503,748	$1.40	$17,415	6.33
Granted	—	—	—	—
Expired	—	—	—	—
Cancelled/Forfeited	(28,947)	2.60	—	—
Exercised	(118,461)	0.65	—	—
Outstanding – December 31, 2022	15,356,340	$1.40	$1,582	5.11
Vested and expected to vest – December 31, 2022	15,356,340	$1.40	$1,582	5.11
Vested and exercisable – December 31, 2022	14,738,815	$1.13	$1,582	5.10

A summary of the Company’s stock options granted and outstanding under the Company’s STIP as at December 31, 2022 is as follows:

		Weighted average	Number of	Number of
		life to expiry	Options	Options
Expiry Date	Exercise price	(years)	Outstanding	Exercisable
June 30, 2023	$0.87	0.5	162,100	162,100
March 31, 2024	$0.65	1.25	73,811	73,811
December 31, 2025	$0.65	3.00	11,578	11,578
January 27, 2026	$0.52 - $2.59	3.08	1,075,229	1,075,229
February 2, 2026	$0.65	3.09	57,893	57,893
February 17, 2026	$0.22 - $0.52	3.13	431,494	431,494
June 1, 2028	$0.65 - $8.64	5.42	12,849,518	12,231,993
June 30, 2028	$2.59	5.50	694,717	694,717
			15,356,340	14,738,815

The total grant date fair value of STIP stock options that vested during the year ended December 31, 2022, was $2.4 million. As at December 31, 2022, total unrecognized share-based compensation expense of $0.6 million is expected to be recognized over a weighted-average recognition period of approximately one year.

On March 4, 2021, the Company granted 9,783,922 stock options under its LTIP. These stock options have an exercise price of $0.65 per option and expire on June 1, 2028. The aggregate intrinsic value of LTIP stock options as at December 31, 2022 was $1.2 million. None of the LTIP stock options were exercisable on December 31, 2022. The Company expects LTIP options to vest as and when the market and performance milestones described below are achieved. As at December 31, 2022, total unrecognized share-based compensation expense for the LTIP stock options was $23 million.

As at December 31, 2022, the fair value of the Company’s common shares was $0.77 per share. As at December 31, 2022, the Company used the closing market price of its common shares to determine the intrinsic value of outstanding stock options.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $62 thousand.

Activity and Valuation

During 2022, the board of directors approved the extension of the expiry dates of certain stock option grants to reflect the extension of various consulting contracts, resulting in share-based compensation expense of $0.4 million.

The fair value of these modifications was calculated using Black-Scholes option pricing models.

Outstanding under LTIP plan:

The stock options granted under the Company’s LTIP plan have an exercise price of $0.65 per share and expire on June 1, 2028. The LTIP awards vest as follows:

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

Tranche 3 and Tranche 4 of the LTIP stock options vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As at December 31, 2022, no compensation expense related to the performance based awards was recorded as the awarding of an ISA contract is outside the control of the Company. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when determined to be probable.

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

During the year ended December 31, 2022, the Company recognized $9.5 million of share-based compensation expense for stock options (originally issued under STIP and LTIP plans) in the statement of loss and comprehensive loss (2021: $59.3 million).

Share-based compensation expense for stock options totaling $4.8 million related to general and administration matters were charged to the statement of loss and comprehensive loss for the year ended December 31, 2022 (2021: $32.7 million). The Company recorded a total of $4.7 million of share -based compensation expense for stock options related to exploration and evaluation activities for the year ended December 31, 2022 (2021: $26.6 million).

Restricted Share Units

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan, whether to the STIP, the LTIP or otherwise. During the year ended December 31, 2022, the Company granted 464,632 RSUs vesting in thirds on each anniversary of the grant date, 527,800 RSUs vesting in fourths on each anniversary of the grant date, 476,189 RSUs vesting in full one year from grant date and 1,721,729 RSUs vesting immediately on grant date. On each vesting date, RSU holders are entitled to receive common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

The details of RSUs granted by the Company during the year are as follows:

Vesting Period	2022	2021
Vesting Immediately	1,721,729	173,216
Vesting fully on the anniversary of the grant date	476,189	—
Vesting in halves on each anniversary of the grant date	—	54,687
Vesting in thirds on each anniversary of the grant date	464,632	3,556,225
Vesting in fourths on each anniversary of the grant date	527,800	343,750
Total Units Granted	3,190,350	4,127,878

Of the 1,721,729 units vesting immediately on grant date, 1,072,572 units were issued to settle liabilities with a carrying amount of $1.8 million, at a weighted average grant date fair value of $1.64 per RSU.

During 2022 476,189 units (2021: nil) were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vest upon the Company’s 2023 annual shareholders meeting. The total fair value of units granted as annual grants to the non-employee directors in 2022 amounted to $700,000 ($nil in 2021).

A summary of the RSU activity in 2022 is presented in the table below:

		Weighted
	Number of	average grant-
	RSUs	date fair value
	Outstanding	per RSU
Outstanding – December 31, 2021	3,946,630	$3.31
Granted (1)	3,190,350	1.73
Forfeited	(396,691)	2.94
Exercised	(2,925,146)	2.38
Outstanding – December 31, 2022	3,815,143	$2.75

(1)Granted units issued to consultants and which vest immediately include 477,740 and 171,417 units (2021: Nil and 118,528 units), resulting with $1 million and $0.3 million (2021: Nil and $0.2 million) charged to professional and consulting fees expense and to investor relations expense, respectively.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The grant date fair value of RSUs is equivalent to the closing share price of the Company’s common shares on the date of grant. During the year, a total of $7.5 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (2021: $1.0 million). Share-based compensation expense for RSUs totaling $3.8 million related to general and administration matters was charged to the statement of loss and comprehensive loss for the year ended December 31, 2022 (2021: $0.6 million). The Company recorded a total of $3.7 million of share-based compensation expense for RSUs related to exploration and evaluation activities for the year ended December 31, 2022 (2021: $0.4 million). As at December 31, 2022, total unrecognized share-based compensation expense for RSUs was $6.1 million (December 31, 2021 - $12.3 million).

As at December 31, 2022, an aggregate of 5,354 vested units were outstanding and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting.  As of December 31, 2022, there were 5,254,324 common shares reserved for issuance under the ESPP. This included 2,254,324 shares added to the ESPP in January 2022 pursuant to the ESPP’s automatic annual increase provision discussed below. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

Participation in the ESPP is available to all full-time and certain part-time employees. The ESPP comprises offering periods that are twenty-four (24) months in length, which begin on approximately every June 1 and December 1. Each offering period includes four purchase periods of six months each, which begin on approximately every June 1 and December 1, or at such other times designated by the board of directors or its compensation committee. At the exercise date, which is the last business day of each purchase period, the accumulated deductions from participating employees are used to purchase common shares of the Company. Shares are purchased at a price equal to 85% of the lower of either the share price of the Company’s common shares on the first business day of the particular offering period or the last business day of the purchase period. The ESPP also has an automatic reset feature wherein, if the share price of the common share on any exercise date is less than the share price of the common share on the first business day of the applicable offering period, then such offering period shall automatically terminate immediately after the purchase of the common shares. In such case, a new offering period shall commence on the first business day following the exercise date.

The ESPP includes the following limitations:

●	an employee’s contribution is limited to 15% of the employee’s annual gross earnings, not to exceed $25,000 per year,
●	an employee’s purchases in any offering period cannot exceed 15,000 common shares, and
●	an employee’s purchases are capped, not to exceed 5% of the Company’s total outstanding common shares.

During 2022, the Company issued 117,929 common shares to its employees as part of its ESPP program. A total of $0.1 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for the year ended December 31, 2022, representing the share price purchase discount offered by the Company. From the amount charged in 2022, $35 thousand was recorded in exploration and evaluation expenses and $67 thousand was recorded in general and administrative expenses.

16.Loss per Share

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

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Anti-dilutive equivalent common shares were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Outstanding options to purchase common shares	25,140,262	25,287,670
Outstanding RSUs	3,815,143	3,946,630
Outstanding shares under ESPP	12,212	—
Outstanding warrants	36,078,620	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	201,286,201	201,552,884

17.	Financial Instruments

Categories of Financial Instruments

	December 31 2022	December 31 2021
Financial assets
Amortized cost
Cash	$46,842	$84,873
Receivables and Prepayments	2,760	3,686
	$49,602	$88,559

Financial liabilities
Amortized cost
Accounts payable and accrued liabilities	$41,614	$26,573
Fair value through profit or loss Warrants liability	983	3,126
	$42,597	$29,699

18.Related Party Transactions

The Company’s subsidiary, DGE, is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the year ended December 31, 2022 totaled $275 thousand (2021: $275 thousand), out of which $220 thousand (2021: $275 thousand) is disclosed as exploration labor within exploration and evaluation expenses (Note 10) and $55 thousand (2021: Nil) is disclosed as salaries and wages within general and administrative expenses (Note 11). As at December 31, 2022, the amount payable to SSCS was $46 thousand (2021: $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the year ended December 31, 2022 amounted to $375 thousand (2021: $375 thousand) out of which $188 thousand (2021: $375 thousand) is disclosed as exploration labor within exploration and evaluation expenses (Note 10) and $188 thousand (2021: Nil) is disclosed as salaries and wages within general and administrative expenses (Note 11). As at December 31, 2022, the amount payable to Ocean Renaissance was $Nil (2021: Nil).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

19.PIPE Financing

On August 12, 2022, the Company entered into three securities purchase agreements for the private placement of an aggregate of 37,978,680 of the Company’s common shares. The Company entered into a securities purchase agreement with the purchasers named therein for the issuance and sale of an aggregate of 31,625,000 common shares at a purchase price of $0.80 per share, a separate securities purchase agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman, for the issuance and sale of 103,680 Common Shares at $0.9645 per share, the consolidated closing bid price per Common Share on August 11, 2022, and a separate securities purchase agreement with ERAS Capital LLC, the family fund of the Company’s director, Andrei Karkar, for the issuance and sale of 6,250,000 common shares at a purchase price of $0.80 per share (. As at December 31, 2022, all of the 37,978,680 shares were issued and the Company received gross proceeds amounting to $30.4 million. The Company incurred $1.0 million as placement agent fees and offering expenses out of which expenses amounting to $0.2 million were settled by issuing 287,500 shares at issue price of $0.80 per share.

20.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the next five-year plan. NORI has estimated its work plan for 2023 to be approximately $25 million, which may be settled in cash or equity. The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date.

Marawa Exploration Contract

Through DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa and DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA as part of a five-year plan submission and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. DGE expects to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, the timing of such assessment is uncertain.

TOML Exploration Contract

As part of the TOML Exploration Contract, TOML submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report included a summary of work completed over the five-year period and a program of activities and estimated budget for the next five-year period. The five-year period ending in 2021 included activities of both TOML (from its acquisition in 2020) and its predecessor. On December 23, 2022, the ISA accepted TOML’s proposed program of activities for the 2022-2026 five-year period.

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

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract. NORI has begun discussions with the Government of Nauru to renegotiate the existing sponsorship agreement and has also committed to ensuring NORI pays corporate income tax within Nauru.

On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area (“TOML Sponsorship Agreement”). Upon reaching the minimum recovery level within the exploitation contract area, TOML has agreed to pay Tonga a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, TOML has agreed to pay reasonable direct costs incurred by Tonga to administer the obligations of Tonga to the ISA. On September 23, 2021, the Company and Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru. TOML expects to renegotiate the existing sponsorship agreement with Tonga prior to entering into operations in the TOML area and has committed to paying corporate income tax within Tonga.

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

On January 23, 2023, an investor in the 2021 PIPE from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The complaint alleges that we breached the representations and warranties in the plaintiff’s PIPE Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  There have been no substantive developments in this case.  The Company denies any allegations of wrongdoing and are preparing to file a motion to dismiss.  There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

21.Supplemental Cash Flow Information

	For the year ended	For the year ended
	December 31,	December 31,
Non-Cash Investing and Financing Activities	2022	2021
Common shares issued to settle previous services	$—	$13,103
Conversion of debentures (Note 12)	$—	$27,003

22.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical basis of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

Equipment	December 31, 2022	December 31, 2021
Nauru	$1,154	$1,246
Singapore	863	158
Tonga	7	10
North America	1	2
Total	$2,025	$1,416

23.Income Taxes

Reconciliation of Effective Tax Rate

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2022 and 2021 at a rate of 27%. The Company had no assessable profit in Canada for all periods disclosed.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The income tax expense at statutory rates for the Company can be reconciled to the reported loss for the years 2022 and 2021 per the statement of loss and comprehensive loss as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2022	2021
Net loss for the year, before taxes	$(170,887)	$(141,299)
Canadian Federal and Provincial income tax rates	27.00%	27.00%
Income tax recovery based on the above rates	$(46,139)	$(38,151)
Permanent differences	1,952	8,597
Effect of differences in future and foreign tax rates	37,490	22,721
Foreign exchange and other	—	1
Expiry of losses as a result of the Business Combination (Note 6)	—	9,181
Valuation allowance changes affecting the provision of income taxes	6,774	(2,349)
Total income taxes	$77	$—

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments.

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Non-capital losses	$16,074	$7,409
Capital losses and other	172	—
Equipment	79	90
Share issuance costs	221	10
Total deferred income tax assets	$16,546	$7,509
Valuation allowance	(16,546)	(7,509)
Deferred tax asset recognized	$—	$—

Deferred Tax Liability
Difference between the book value and the tax basis of the TOML exploration contract (Note 7)	$(10,675)	$(10,675)
Deferred tax liability recognized	$(10,675)	$(10,675)

Deductible temporary differences, unused tax losses and unused tax credits are as follows:

	December 31, 2022	December 31, 2021	Expiry Date Range

Non-capital losses	$67,409	$33,645	See below
Capital losses	$1,273	$—	Not applicable
Equipment	$291	$333	Not applicable
Share issuance costs	$821	$37	Not applicable

As at December 31, 2022, the Company had non-capital loss carry-forwards of $67.4 million that may be used to offset future taxable income. Non-capital losses incurred in Canada prior to closing of the Business Combination (Note 6) have been restricted upon the acquisition of control event and may no longer be available to offset future taxable income.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

These losses, if not utilized, will expire as follows:

	Canada	Singapore	United States	Tonga
2035	$—	$—	$2	$—
2041	4,100	—	—	—
2042	13,914	—	1	—
No expiry	—	14,231	—	35,158
Loss carry-forwards	$18,014	$14,231	$3	$35,158

The Company files income tax returns in Canada, the United States, Singapore and Tonga, and is subject to examination in these jurisdictions for all years since the Company’s inception in 2011. As at December 31, 2022, all tax years are subject to examination by the tax authorities and no tax authority audits are currently underway. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. As at December 31, 2022, the 2022 tax year filings for the Company and its subsidiaries (where applicable) remain unfiled and have not been assessed by the relative tax authorities.

24.Subsequent Events

On February 13, 2023, the Company entered into a Fifth Amendment to Pilot Mining Test Agreement and Third Amendment to SAA (“Fifth Amendment”), which was effective as of February 8, 2023, with DGE, DeepGreen Metals ULC and Allseas. The Fifth Amendment relates to the Company’s intent to settle the third and final payment of $10 million due to Allseas upon successful completion of the pilot trial of the PMTS in NORI Area D and certain other costs due to Allseas under the PMTA through the issuance of 10,850,000 common shares to Allseas, priced at $1.00 per share. On February 23, 2023, the Company settled the third milestone payment of $10 million and additional PMTS overage charges amounting to $ 0.9 million by issuing 10.9 million common shares to Allseas (Note 10).

On February 21, 2023, the Company and its wholly-owned subsidiary, NORI, entered into a strategic partnership with Low Carbon Royalties Inc. (“Low Carbon Royalties”), a private corporation formed under the laws of British Columbia, Canada to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets (the “Partnership”). In connection with the Partnership, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the Clarion Clipperton Zone of the Pacific Ocean in which NORI currently holds exclusive exploration rights for polymetallic nodules from the ISA, to Low Carbon Royalties. The Company retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversary of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%. Low Carbon Royalties also owns a 1.6% gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, TMC received a 35.0% common ownership interest in Low Carbon Royalties on a fully-diluted basis as of closing and $5 million in cash. In connection with the Partnership, (a) the Company and NORI entered into a Royalty Agreement with Low Carbon Royalties which governs the terms of the NORI Royalty and (b) the Company entered into an Investor Rights Agreement with Brian Paes-Braga (a shareholder of Low Carbon Royalties as well as the Company and Managing Partner of SAF Group, one of Canada’s largest alternative asset managers) and Low Carbon Royalties, pursuant to which the Company and Mr. Paes-Braga each has a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights. Pursuant to the Investor Rights Agreement, the Company designated its Chairman and Chief Executive Officer, Gerard Barron, to be its designee on Low Carbon Royalties’ board of directors. Mr. Paes-Braga and Brian O’Neill, Vice President of SAF Group, are the other members of Low Carbon Royalties’ board of directors.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

On March 22, 2023, we entered into an Unsecured Credit Facility Agreement (“Credit Facility”) with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the material weakness described below that we are in the process of remediating, our disclosure controls and procedures were not effective as of December 31, 2022.

Material Weaknesses in Internal Control over Financial Reporting

In 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Remediation of Previously Reported Material Weakness

In addition, as previously disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for the Public Warrants and Private Warrants issued in connection with our initial public offering. Management identified this error when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued in connection with our initial public offering in May 2020. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2020. As part of the Company’s review of its disclosure controls and procedures and internal control over financial reporting discussed in this Item 9A, our management concluded that, as of December 31, 2022, this material weakness was remediated through the Company by hiring qualified, technical accounting personnel and using outside technical experts for complicated accounting issues and the review of this measure for a sufficient period of time to assess effectiveness of these measures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

As of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal controls over financial reporting, including changes thereto as a result of the material weaknesses discussed above, newly implemented policies and procedures over key functional areas had not been in operation long enough over the 2022 year to be deemed effective.

The Company presented its plan for remediation of the material weaknesses in internal control over financial reporting that existed as of the end of 2021 in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022 and has updated its progress in implementing such plan in its subsequent Quarterly Report on Form 10-Q for the first three quarters of 2022.  Management has implemented the identified remediation steps over the course of 2022, however these changes can only be deemed effective once they have been in place over a longer time. More specifically, the following action items were implemented by the end of 2022:

●	appointed a Chief Financial Officer to oversee the finance and accounting function;
●	hired individuals for the core accounting function with the requisite education, designation, and technical accounting and public company experience;
●	completed the transition from our outsourced accounting service provider to our in-house finance and accounting function;

●	hired external experts to work with our internal team to assist with the design and implementation of robust controls over all our key processes and address all key company risks: the external experts completed their evaluation of our key controls as of end of 2022 and provided their report to management with recommendations for improvements; and
●	added formality and rigor to our financial reporting process by continuously developing structured roles, policies, processes, procedures and controls.

Management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

We will continue to review the effectiveness of our newly implemented controls and make improvements as warranted. This is no assurance that these control modifications will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the changes made to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.OTHER INFORMATION

On March 22, 2023, we entered into a Credit Facility with Argentum Credit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

The foregoing descriptions of the Credit Facility does not purport to be a complete description of the rights and obligations of the parties thereunder and are qualified in its entirety by reference to the full text of the Credit Facility attached as Exhibit 10.31 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth certain information concerning our executive officers and directors:

Name	Age	Position
Executive Officers:
Gerard Barron	56	Chief Executive Officer and Chairman of the Board of Directors
Anthony O’Sullivan	56	Chief Development Officer
Erika Ilves	45	Chief Strategy Officer
Craig Shesky	38	Chief Financial Officer
Dr. Gregory Stone	65	Chief Ocean Scientist

Non-Employee Directors:
Christian Madsbjerg	48	Director
Andrew Hall	59	Director
Andrew Greig	66	Director
Sheila Khama	65	Director
Andrei Karkar	44	Director
Amelia Kinahoi Siamomua	62	Director
Kathleen McAllister	58	Director

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

Anthony O’Sullivan has served as our Chief Development Officer since the Closing of the Business Combination and has served as DeepGreen’s Chief Development Officer since July 25, 2017. On October 14, 2022, Mr. O’Sullivan notified us that he was resigning as our Chief Development Officer, though he will remain in the position through a twelve-month transition period. Mr. O’Sullivan has over 30 years mining experience with a track record of delivering innovative solutions across multiple continents both in the terrestrial and marine environments. Since January 2020, Mr. O’Sullivan is serving as a non-executive director for SensOre Ltd., a company that performs mineral targeting and was listed on the ASX on February 11, 2022. From February 2017 to December 2019, Mr. O’Sullivan served as the Chief Executive Officer of Sasak Minerals Pty Ltd., a company focused on deploying machine learning and mineral exploration. Since February 2017, Mr. O’Sullivan served as the Principal and Owner of International Resources, a firm focused on creating value through the discovery and development of mineral resources. From November 2014 until January 2017, he served as Vice President Exploration for Quantum Pacific Exploration, where he engaged in planning, development, and management of the exploration company, including developing corporate strategies, overseeing exploration activities, evaluating existing and potential new assets, establishing an exploration team and identifying a suite of new opportunities. In December 2005, Mr. O’Sullivan began serving as Chief Operating Officer of Nautilus, a position he held until December 2012. While serving as Chief Operating Officer of Nautilus, Mr. O’Sullivan led exploration, engineering and design, project development, permitting and product marketing culminating in the declaration of 43-101 compliant resources, grant of the environmental permit and mining lease from the Government of Papua New Guinea, ore sales agreement with one of China’s leading copper producers, Tongling Nonferrous Metals Group, and the completion of project design and commencement of project construction. Mr. O’Sullivan was previously part of the BHP Billiton Global Exploration Leader Team with responsibility for the company’s iron ore, bauxite, coal and non-porphyry base metal exploration portfolios. Mr. O’Sullivan is the named co-inventor on five subsea mining patents. Mr. O’Sullivan earned a M.Sc. in Mineral Exploration from the University of Western Australia and a B.Sc. (Hons) in Geology from the University of Western Australia.

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

Gregory Stone, Ph.D. has served as our Chief Ocean Officer since the Closing of the Business Combination and has served as a Director and Chief Ocean Officer of DeepGreen since February 2018. In January 2020, Dr. Stone founded Pole-to-Pole, a non-profit organization with a mission to apply practical solutions to the problems facing Earth’s ocean, and has been serving as the organization’s Chairman since that time. Dr. Stone is an ocean scientist and explorer with over 10,000 dives throughout Earth’s oceans down to 18,000 feet using submarines, SCUBA, underwater habitats and robotics. Dr. Stone is also widely known as a global thought leader who finds ways for humanity and the ocean to co-exist and support each other in the modern world. Dr. Stone was a catalyst at the genesis of the Ocean Health Index, a scientific framework used to measure oceans’ health, and specializes in sustainable fishing, aquaculture, climate adaptation and seamount ecology. Dr. Stone’s ability to communicate complex science is illustrated by his compelling TED and World Economic Forum talks, and his appearances in documentaries for the Discovery Channel and National Geographic. Dr. Stone has authored hundreds of publications including articles for Nature, National Geographic, and four books, one of which is a National Outdoor Book Award winner. Dr. Stone’s numerous accolades and professional associations include the Explorers Club, Pew Fellowship for Marine Conservation, National Geographic Hero, the Boston Sea Rover’s Diver of the year, Order of Kiribati Medal, the U.S. National Science Foundation/Navy Antarctic Service medal, and a NOGI Award from National Academy of Underwater Arts and Sciences. Dr. Stone is also a Senior Science Advisor to the Special Envoy for Ocean and the World Economic Forum Ocean Program. From September 2008 to February 2018, Dr. Stone served as Chief Scientist for Conservation International and head of the Global Ocean Program. Dr. Stone earned a Ph.D. in Marine Science from the University of the South Pacific, a M.Sc. in Marine Policy from the University of Rhode Island and a B.A. in Human Ecology and Marine Biology from the College of the Atlantic.

Non-Employee Directors

Andrew Hall has served on our board of directors since the closing of the Business Combination in September 2021. Mr. Hall is an internationally experienced executive and non-executive in the renewable energy technologies and services sector. Since July 2018, Mr. Hall has served as Managing Director of Saxjo Limited, a renewable energy consultancy company. Previously, Mr. Hall was Group Chief Financial Officer at Siemens Gamesa Renewable Energy SA, one of the largest companies in the wind and renewables industry, from April 2017 to November 2017. From October 2015 to March 2017, Mr. Hall served as Group Chief Financial Officer and Executive Director at Siemens Wind Power GmbH & Co KG, a wind turbine original equipment manufacturer. Prior to that, Mr. Hall held a number of senior positions in other divisions of Siemens AG, including Chief Financial Officer and Board Member at Siemens Holdings plc & Cluster North West Europe in London from 2012 to 2015 and Chief Financial Officer and Board Member at Siemens Ltd & Cluster Africa in Johannesburg from 2008 to 2012. Mr. Hall currently serves on the board of a portfolio of venture capital, private equity and family office-backed companies in the renewable energy sector. Since September 2019, Mr. Hall has been Executive Chair of Windlogix Limited, a company providing wind turbine erection services. Since October 2018, Mr. Hall has been a non-executive director of Time to Act Limited, which specializes in metal coatings for the gas turbine and hydrogen industries. Additionally, Mr. Hall has served as Chair of New Motion Labs Limited, which licenses technology for the manufacture of mechanical drives, since June 2019, and as Senior Independent Director of Hero Future Energies Global Limited, a global renewable energy developer, since February 2019. Mr. Hall is an Investor Director at Arctic Green Energy Corporation, Singapore since 2022. Arctic Green Energy is a leading global geothermal energy company. Previously, Mr. Hall served as a board member of A2Sea AS from 2015 to 2017, Voith Hydro GmbH & Co KG from 2015 to 2017 and Mimica Labs from 2014 to 2017. Mr. Hall earned a M.Sc. & B.Sc. from the University of Cape Town and an M.B.A. from the London Business School. Mr. Hall’s qualifications to serve on the board of directors include his extensive international experience leading large, capital-intensive businesses in the renewable energy sector.

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

Kathleen McAllister has served on the board of directors since February 9, 2022, and currently serves as the Chair of the Audit Committee. Ms. McAllister is a Certified Professional Accountant (CPA) and former President and CEO and CFO of Transocean Partners LLC. Ms. McAllister brings a broad strategic perspective to the complex challenges of operating cyclical businesses and raising capital and corporate governance in the global marketplace. She currently serves as an independent director for Black Hills Corporation, SilverBow Resources and Hoegh LNG Partners LP. She serves on the Audit Committees of Black Hills Corporation and SilverBow Resources, and Hoegh LNG Partners and the Hoegh LNG Conflicts Committee. Previously, Ms. McAllister served on the board of Maersk Drilling and chaired the Audit and Risk Committee. As a former CEO, CFO and treasurer of publicly traded companies, Ms. McAllister’s broad business perspective, financial acumen and experience in capital raising and capital allocation contributes to the Board’s oversight of strategy and risk. Her experience serving as a corporate director and audit and risk committee chair on other public companies provides a valuable perspective on the Board’s role in management oversight and corporate governance.

Andrew C Greig has served on the board of directors since October 3, 2022, and is currently the board’s Lead Independent Director. Mr. Greig is the founder of ACAC Innovation and its Senior Director and previously worked for Bechtel Group for 34 years, leading its global mining business for 13 years. In addition, Mr. Greig was managing director for its Australian operations and was group Human Resources Manager. Mr. Greig was also Senior Vice President and Director of Bechtel Group, Inc. From 2001 to 2006, Mr. Greig served as President of Bechtel’s Mining & Metals global business unit, prior to becoming Project Director for the Brass LNG Project in Nigeria. As President of Mining & Metals, Mr. Greig was responsible for strategy, planning, execution and project delivery for the global business unit which peaked at 55,000 personnel across 14 countries and over $5 billion in annual revenue. Mr. Greig was elected as Principal Vice President in 1997 and as Senior Vice President in 2001. He was a member of Bechtel Group’s Board of Directors from 2011 until leaving Bechtel. Mr. Greig’s qualifications to be on the board include his long career in project development, overseeing major capital projects, his role leading the global HR team at Bechtel and his long tenure on Bechtel’s Board of Directors.

There are no family relationships between or among any of our directors or executive officers.

Role of Board in Risk Oversight

The board of directors have extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent the board of directors by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the board of directors all areas of risk (including cybersecurity) and the appropriate mitigating factors. In addition, the board of directors will receive periodic detailed operating performance reviews from management.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is declassified, and the directors will be elected annually.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that Andrew Hall, Andrew Greig, Sheila Khama, Christian Madsbjerg, Amelia Kinahoi Siamomua, Andrei Karkar and Kathleen McAllister, representing seven (7) of the Company’s eight (8) directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq. Andrew Greig serves as the Lead Independent Director of the board of directors.

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

Audit Committee

Our audit committee consists of Kathleen McAllister, who serves as the chairperson, Andrew Hall and Sheila Khama. Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act.

The board of directors has determined that Ms. McAllister and Mr. Hall qualify as “audit committee financial experts”, as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

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

Compensation Committee

Our compensation committee consists of Andrei Karkar, who serves as the chairperson and Mr. Greig.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Christian Madsbjerg, who serves as the chairperson, Ms. Khama and Mr. Karkar. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with the criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for re-election and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of shareholders, (3) identifying members of the board of directors qualified to fill vacancies on any committee of the board of directors and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to the Company, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16 of the Securities Exchange Act of 1934, executive officers, directors, and holders of more than 10% of our common shares are required to file reports of their transactions our equity securities with the SEC. Based solely on a review of the copies of such reports received by us, or written representations from certain reporting persons, we believe that all filings required to be made by its reporting persons complied with all applicable Section 16 filing requirements during the year ended December 31, 2022, with the exception of (a) a Form 4 filed on behalf of each of our then serving executive officers on February 22, 2022 for transactions that occurred on February 9, 2022, (b) a Form 4 filed on behalf of each of our then serving non-employee directors on July 18, 2022 for transactions that occurred on June 1, 2022, which the Form 4 filed on behalf of Andrei Karkar and ERAS Capital LLC was later amended on August 16, 2022, (c) a Form 4 filed on behalf of non-employee director Andrew Greig on October 12, 2022 for a transaction that occurred on September 30, 2022 and (d) a Form 4 filed on behalf of executive officer Craig Shesky on December 8, 2022 for a transaction that occurred on November 30, 2022.

Item 11.EXECUTIVE COMPENSATION

Introduction

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

We are currently considered a “smaller reporting company” within the meaning of the Securities Exchange Act of 1934, as amended, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited disclosures regarding executive compensation for our last two completed fiscal years. Further, our reporting obligations extend only to the following “Named Executive Officers” or “NEOs,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers for the fiscal year ended December 31, 2022. As of December 31, 2022, our NEOs were:

●	Gerard Barron, Chief Executive Officer;
●	Anthony O’Sullivan, Chief Development Officer; and

●	Craig Shesky, Chief Financial Officer

Our current executive compensation plan has been in place since September 9, 2021 and is the ongoing compensation program post-Business Combination. Our current executive compensation plan includes base salaries, Short-Term Incentive Program (paid in restricted share units for 2022), and a Long-Term Incentive Program (granted in the form of restricted share units grants for 2022).

In 2022, our executive compensation program was designed to provide our named executive officers with meaningful incentives and rewards, while effectively balancing the short-term and long-term interests of our shareholders with our ability to attract and retain talented executives. The compensation committee of our board has the primary responsibility for establishing our executive compensation philosophy and determining the specific components and levels of each named executive officers’ compensation. Our executive compensation program is based on four guiding principles. We have created a compensation program that combines short-term and long-term components, cash, equity, fixed and performance-based contingent payments, in the proportions that we believe achieve these four guiding principles:

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

Key Components of Our 2022 Compensation Plans

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

Awards are paid in cash upon the completion of the fiscal year; however, for 2022, STIP awards were paid in immediately-vested RSUs to conserve operating cash.

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

In 2022, our Compensation Committee approved the grant of equity awards to our Named Executive Officers. They considered, to the extent applicable, our corporate performance and individual contributions in 2022 as well as in prior years. The Compensation Committee determined the value of each equity award as time-based RSUs that vest one-third per year over three years based on the potential equity compensation expense and the target award size, as well as the retention and incentive aspects of the award. The total value was also informed by the competitive analysis conducted by FW Cook, an independent compensation consulting firm engaged by our Compensation Committee to provide competitive market data as well as advice on pay levels and compensation program structure.

The stock awards disclosed in the summary compensation table below represent the RSUs approved by our Compensation Committee, which were issued and valued on November 22, 2021, using a share price of $3.20. Option awards disclosed in the summary compensation table below were granted by the DeepGreen board on March 4, 2021 and were valued on that date using a Black-Scholes valuation model, which ascribed a fair value between $5.42 and $5.59 per option. No stock awards were issued to our NEOs in 2022.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our NEOs for the fiscal year ended December 31, 2022 and 2021.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Gerard Barron,	2022	565,000	317,813	—	—	—	882,813
Chief Executive Officer	2021	565,000	296,625	2,500,000	10,833,401	—	14,195,026

Anthony O’Sullivan,	2022	475,000	178,125	—	—	8,251	661,376
Chief Development Officer	2021	475,000	166,250	1,000,000	4,539,262	12,838	6,193,350

Craig Shesky	2022	350,000	186,250	—	—	32,339	605,256
Chief Financial Officer	2021	234,896	82,214	750,000	2,328,589	23,490	3,419,188
(1)	For the year ended December 31, 2022, the Company awarded an annual STIP bonus at 75% of target. The executives received their entire 2022 STIP bonus in the form of immediately vested RSUs. The number of RSUs granted was 369,549 units for Gerard Barron, 234,738 units for Anthony O’Sullivan, and 228,924 units for Craig Shesky. The RSUs will be granted on March 29, 2023 and the number of RSUs to be issued to each executive will be based on the closing price of our common shares on the approval date of $0.86. For the year ended December 31, 2021, the Company awarded an annual STIP bonus at 70% of target. The executives received their entire 2021 STIP bonus in the form of immediately vested RSUs. The number of RSUs granted was 180,869 units for Gerard Barron, 101,372 units for Anthony O’Sullivan, and 50,130 units for Craig Shesky. The RSUs were granted on February 2, 2022 and the number of RSUs received by each executive was based on the closing price of our common shares on the grant date of $1.64.
(2)	Stock awards consists of RSUs granted during the year ended December 31, 2021. The grant date fair value is computed based on the closing market price on the date of grant in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). There were no stock awards granted in 2022.
(3)	The amounts shown in this column represent the aggregate grant date fair value of the time-based stock option awards and performance-based stock option awards granted by DeepGreen prior to the Business Combination, computed in accordance with FASB ASC Topic 718. Under SEC rules, these performance-based option awards are valued based on the probable outcome of the performance conditions associated with these awards, which a portion was determined to be not probable at grant. As a result, the amount determined to be not probable at grant in respect to the performance-based stock options granted in 2021 has been excluded in the table above. The grant date fair value of these performance-based stock option awards, assuming the performance conditions are achieved in full, is $12,618,997 for Gerard Barron, $5,608,440 for Anthony O’Sullivan, and $1,402,106 for Craig Shesky. Additional information can be found in note 15 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. There were no stock option awards granted in 2022.
(4)	Consists of Australian superannuation contributions made by TMC/DeepGreen during the years 2022 and 2021 for Anthony O’Sullivan and U.S. 401(k) benefits made by TMC/DeepGreen during the years 2022 and 2021 for Craig Shesky.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards held by the NEOs as of December 31, 2022. The number of securities and exercise prices, as applicable, described in this section have been adjusted based on the exchange ratio calculated pursuant to the terms of the Business Combination Agreement to reflect the number of securities and exercise prices following the Business Combination.

		Option Awards					Stock Awards
		Number of	Number of
		Securities	Securities				Number of	Market value
		Underlying	Underlying				shares or	of shares or
		Unexercised	Unexercised		Option		units of stock	units of stock
		Options	Options		Exercise	Option	that have not	that have not
		Exercisable	Unexercisable		Price	Expiration	vested	vested
Name	Grant Date	(#)	(#)(1)		($)	Date	(#)(2)	($)(3)
Gerard Barron	05/16/2019	3,473,586	—		$0.65	06/01/2028	—	—
	03/04/2021	604,458	2,275,334		0.65	06/01/2028	—	—
	11/22/2021	—	—		—	—	520,833	401,042
Anthony O’Sullivan	05/16/2019	466,965	—		$0.65	06/01/2028	—	—
	03/04/2021	218,707	1,011,259		0.65	06/01/2028	—	—
	11/22/2021	—	—		—	—	208,333	160,417
Craig Shesky	03/04/2021	135,084			$8.64	06/01/2028	—	—
	03/04/2021		270,167	(4)	8.64	06/01/2028	—	—
	03/04/2021	—	252,814		0.65	06/01/2028	—	—
	11/22/2021	—	—		—	—	156,250	120,313
(1)	These stock options vest as follows, subject to continued service through each vesting threshold: (i) 25% if our market capitalization equals or exceeds $3.0 billion; (ii) 35% if our market capitalization equals or exceeds $6.0 billion; (iii) 20% if the International Seabed Authority grants us an exploitation contract; and (iv) 20% upon the commencement of the first commercial production following the grant of the exploitation contract.
(2)	Stock awards consists of RSUs that were granted on November 22, 2021 and vest one third on each anniversary of the grant date.
(3)	Market value of shares based on TMC’s closing market share price at December 31, 2022.
(4)	These stock options vest as follows: 135,084 units on February 20, 2023 and 135,084 units on February 20, 2024.

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

Employment Arrangements

We have employment agreements with our NEOs the material terms of which are described below. In addition, each NEO has agreed to non-competition, non-solicitation and non-interference covenants that apply during the term of employment and for 12 months thereafter, as well as assignment of intellectual property and confidentiality obligations, each as set forth in his or her respective employment agreement.

Mr. Barron began his current position as our Chief Executive Officer in January 2018 with DeepGreen. Mr. O’Sullivan began his current position as our Chief Development Officer in July 2017 with DeepGreen. Mr. Shesky began his current position as our Chief Financial Officer in May 2021 with DeepGreen.

Gerard Barron

DeepGreen entered into an employment agreement with Mr. Barron, who accepted and commenced his role as DeepGreen’s Chief Executive Officer on the agreement effective date, January 1, 2018 (the “Barron Employment Agreement”). Under the Barron Employment Agreement, Mr. Barron’s initial annual base salary was $450,000, which DeepGreen agreed to review on a year-to-year basis, in accordance with DeepGreen’s payroll practices. Mr. Barron’s current annual base salary is $565,000. In addition, DeepGreen issued Mr. Barron up to 187,500 common shares, upon the execution of the Barron Employment Agreement, to be paid in lieu of cash for services provided by Mr. Barron from July 2017 through November 2017. Mr. Barron is eligible to participate in our benefit plans and to be considered for an annual performance incentive bonus, to be granted at the discretion of the board of directors on a year-to-year basis (the “Employment Bonus”). Under the Barron Employment Agreement, if Mr. Barron is deemed eligible to receive an Employment Bonus for a particular year, then the terms of such Employment Bonus shall be provided under a separate agreement and paid as soon as practicable after the first quarter of the first financial year following the year that Mr. Barron earns such bonus.

Pursuant to the Barron Employment Agreement, Mr. Barron also received an option grant for 3,473,586 shares of common shares, at an exercise price of $0.65 per share, subject to the terms and conditions set forth in a stock option agreement between the parties, dated July 23, 2018 (the “Barron Stock Option Agreement”). Under the Barron Stock Option Agreement, the parties agreed that (i) 2,894,655 options would be issued as part of DeepGreen’s Long-Term Incentive Plan, with (x) 60% of such shares vesting in equal 20% installments on each of January 1, 2019, January 1, 2020 and January 1, 2021, and (y) 20% of such shares vesting upon the DeepGreen raising $20,000,000 in cash following the date of grant and (z) 20% of such shares vesting upon DeepGreen raising a total of $40,000,000 in cash following the date of grant, provided that Mr. Barron remained an employee of DeepGreen on such dates, and (ii) 578,931 options would be issued as part of Mr. Barron’s board of directors remuneration, with 50% of such shares vesting as of the grant date and 50% of such shares vesting as of January 1, 2019. This option is currently fully vested and exercisable for all of the 3,473,586 common shares. Any vested options under the Barron Stock Option Agreement are set to expire on June 1, 2028. All stock options granted to Mr. Barron are governed by the terms of the DeepGreen Plan (as defined below), as well as the Barron Stock Option Agreement. In the event that Mr. Barron’s employment with DeepGreen is terminated without cause, Mr. Barron will receive a payment equal to either (i) 3 months of his then annual base salary, or (ii) in the event that DeepGreen had raised (y) $20,000,000 in equity as of January 1, 2018 and (z) DeepGreen has greater than $10,000,000 cash-on-hand as of the date of such termination, then Mr. Barron shall receive an amount equal to 12 months of his base salary as a salary continuance in accordance with the Barron Employment Agreement and DeepGreen’s standard monthly payroll practices (the “Barron Severance Benefits”). In the event that, following a change of control of DeepGreen, Mr. Barron is terminated without “cause” or resigns as a result of a “triggering event,” Mr. Baron will also be eligible to receive the Barron Severance Benefits.

Anthony O’Sullivan

May 8, 2022, our subsidiary, The Metals Company Australia Pty. Ltd, entered into an amended and restated employment agreement with Mr. O’Sullivan in connection with his continued role as our Chief Development Officer, a role he started in July 2017 with DeepGreen (the “O’Sullivan Employment Agreement”). Under the O’Sullivan Employment Agreement, Mr. O’Sullivan will receive an annual base salary of $670,985 AUD ($475,000 USD), which will be reviewed annually by our Chief Executive Officer. In addition, Mr. O’Sullivan is eligible to participate in our LTIP, subject to the combination of his achieving certain individual performance objectives, and achievement of certain company-based financial results. Mr. O’Sullivan is eligible to participate in our benefit plans and to be considered for an annual performance incentive bonus targeted at 50% of his annual base salary, to be granted at the discretion of the board of directors on a year-to-year basis (the “O’Sullivan Employment Bonus”). The O’Sullivan Employment Agreement has an indefinite term.

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

In connection with his hiring by DeepGreen in July 2017, Mr. O’Sullivan was granted certain stock options pursuant to the DeepGreen Plan. Subject to the terms and conditions set forth by that certain stock option agreement, made effective July 23, 2018, by and between DeepGreen and Mr. O’Sullivan (the “Sullivan Stock Option Agreement”), Mr. Sullivan was granted 2,026,258 common shares at an exercise price of $0.65 per share which vested in three installments ending on on June 1, 2020. The vested options are set to expire on June 1, 2028 under the expiration conditions of the Sullivan Stock Option Agreement.

On October 14, 2022, Mr. O’Sullivan notified us that he was resigning as our Chief Development Officer, though he will remain in the position through a twelve-month transition period ending in the fall of 2023.

Craig Shesky

On May 6, 2022, our subsidiary, DeepGreen Resources, LLC, entered into an amended and restated employment agreement with Mr. Shesky in connection with his continued role as our Chief Financial Officer, a role he started in May 2021 with DeepGreen (the “Shesky Employment Agreement”). Under the Shesky Employment Agreement, Mr. Shesky will receive an annual base salary of $350,000, which will be reviewed annually by our Chief Executive Officer. Mr. Shesky is also entitled to a signing payment in the amount of $91,667 under the Shesky Employment Agreement. In addition, Mr. Shesky is eligible to participate in our LTIP, subject to the combination of his achieving certain individual performance objectives, and achievement of certain company-based financial results. Mr. Shesky is eligible to participate in our benefit plans and to be considered for an annual performance incentive bonus targeted at 50% of his annual base salary, to be granted at the discretion of the board of directors on a year-to-year basis (the “Shesky Employment Bonus”). The Shesky Employment Agreement has an indefinite term.

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

Employee Benefits

Our NEOs participate in employee benefit programs available to our employees generally.

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

The DeepGreen Board adopted, and DeepGreen’s shareholders approved, the DeepGreen Plan on September 17, 2013. The DeepGreen Plan has been periodically amended, most notably: on July 23, 2018, in order to increase the number of shares of DeepGreen common shares available for issuance pursuant to the DeepGreen Plan to a maximum of 20% of the issued and outstanding common shares, and on May 16, 2019 in order to clarify the application with respect to certain provisions of employee scheme legislation in Australia. The DeepGreen Plan permits the grant of options of DeepGreen’s common shares, as defined by the DeepGreen Plan (the “Options”). Options may be granted only to (i) a bona fide director, senior officer, employee of DeepGreen, (ii) a company that is wholly-owned by any of the foregoing, or (iii) a consultant of DeepGreen. The board of directors, in its sole discretion, may accelerate the vesting of any unexercised options in accordance with the change of control provisions set forth in the DeepGreen Plan.

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

Shares Available for Issuance

The TMC Incentive Equity Plan provides for the future issuance of 44,372,170 Common Shares, including 10,672,485 shares added to the plan in January 2023 pursuant to the plan’s evergreen provision, provided that 2,243,853 of the Common Shares available under the Plan will only be available to our non-employee directors. Notwithstanding the foregoing, the number of future shares that may be issued will increase automatically on the first day of each fiscal year during the period beginning with fiscal year 2022 and ending on the tenth anniversary of the closing of the Business Combination, equal to the lesser of (a) 4% of the number of outstanding Common Shares on such date, and (b) an amount determined by the plan administrator.

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

Stock Options

The terms and conditions of our ability to grant stock options are governed by the TMC Incentive Equity Plan. Notably, we have established a sub-plan to the TMC Incentive Equity Plan (the “U.S. Sub-Plan”) for the purpose of granting stock options to employees who are residents of the United States or who are or may become subject to U.S. tax. Stock options granted under the U.S. Sub-Plan may either be incentive stock options, which are intended to satisfy the requirements of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, or non-qualified stock options. Incentive stock options may be granted to employees of TMC and its affiliates, and the aggregate fair market value of a Common Share determined at the time of grant with respect to incentive stock options that are exercisable for the first time by a participant during any calendar year may not exceed $100,000. Non-qualified options may be granted to our employees, non-employee directors and consultants and our affiliates. If an incentive stock option is granted to an individual who owns 10% or less of the combined voting power of all classes of our stock or our affiliate, the exercise price of the stock option may not be less than 100% of the fair market value of the Common Shares on the date of grant, and the term of the stock option may not be longer than ten years. If an incentive stock option is granted to an individual who owns more than 10% of the combined voting power of all classes of our stock of or our affiliate, the exercise price of the stock option may not be less than 110% of the fair market value of the Common Shares on the date of grant, and the term of the stock option may not be longer than five years.

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

Initial Grant - In addition, we grant to new non-employee directors upon their initial election to the board of directors a number of restricted share units (“RSUs”) (each RSU relating to one share of Common Shares), having an aggregate fair market value equal to $100,000, determined by dividing (A) $100,000 by (B) the closing price of the Common Shares on Nasdaq on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to the board of directors. Each of these grants shall vest in equal annual installments over three years from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Annual Grant - We also grant each non-employee director annually a number of RSUs (each RSU relating to one Common Share), having an aggregate fair market value equal to $100,000, determined by dividing (A) $100,000 by (B) the closing price of the Common Shares on the Nasdaq on the date of the grant (rounded down to the nearest whole share), each year on the first business day after our annual meeting of shareholders (the “Annual Grant”); provided, however, that if there has been no annual meeting of shareholders held by the first business day of the third fiscal quarter, we make the Annual Grant to each non-employee director on the first business day of the third fiscal quarter of such year.

The table below summarizes the compensation of each person serving as a non-employee director of TMC for the fiscal year ended December 31, 2022. Gerard Barron, our Chief Executive Officer, did not receive any additional compensation for his service as a director of TMC in 2022. The compensation of Mr. Barron as a NEO is set forth above under “— Summary Compensation Table.”

	Fees Earned
	or Paid in	Stock
	Cash	Awards	Total
Name	($)	($)(1)	($)
Andrew Hall	$127,092	$100,000	$227,092
Sheila Khama	$116,937	$100,000	$216,937
Andrei Karkar	$110,000	$100,000	$210,000
Gina Stryker	$76,033	$—	$76,033
Amelia Kinahoi-Saimomua	$95,000	$100,000	$195,000
Christian Madsbjerg	$110,000	$100,000	$210,000
Kathleen McAllister (2)	$96,950	$199,999	$296,950
Andrew Greig	$57,351	$100,000	$157,351
(1)	The Annual Grant consists of 68,027 RSUs granted during the year ended December 31, 2022. The grant date fair value is computed based on the closing market price on the date of grant in accordance with ASC 718.
(2)	Ms. McAllister’s stock awards include the value of her Initial Grant on joining the board and her Annual Grant both issued in 2022.

The following lists all outstanding equity awards held by our non-employee directors as of December 31, 2022:

	Aggregate	Number of
	Number of	Shares or Units
	Shares Underlying	of Stock That
	Outstanding	Have Not Vested
Name	Options (1)	(2)
Andrew Hall	—	73,382
Sheila Khama	—	73,382
Andrei Karkar	769,020	73,382
Amelia Kinahoi-Saimomua	—	73,382
Christian Madsbjerg	716,916	73,382
Kathleen McAllister	—	132,543
Andrew Greig	—	95,238
(1)	Consists of STIP options granted under the DeepGreen Plan which are fully vested, and have an exercise price ranging from $0.52 to $2.60 and expiration date between February 17, 2026 to June 30, 2028 and LTIP options granted under the DeepGreen Plan which vest as follows, subject to continued service through each vesting threshold: (i) 25% if our market capitalization equals or exceeds $3.0 billion; (ii) 35% if our market capitalization equals or exceeds $6.0 billion; (iii) 20% if the International Seabed Authority grants us an exploitation contract; and (iv) 20% upon the commencement of the first commercial production following the grant of the exploitation contract. LTIP options have an exercise period of $0.65 and expiration date of June 1, 2028.
(2)	Consists of RSUs for Initial Grants, which vests in thirds on each anniversary of the grant date, and RSUs for Annual Grants which vest on the date of TMC’s annual general meeting following the grant date.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Shares as of January 31, 2023 by:

●	each person known to the Company to be the beneficial owner of more than 5% of outstanding Common Shares;

●	each of the Company’s named executive officers and directors; and
●	all executive officers and directors of the Company as a group.

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

The beneficial ownership of Common Shares is based on 266,812,131 Common Shares issued and outstanding as of January 31, 2023.

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

		Percentage
	Number of	of Shares
	Common	Beneficially
Name and Address of Beneficial Owner	Shares(1)	Owned (%)
Directors and Executive Officers:
Gerard Barron(2)	19,109,093	7.1%
Anthony O’Sullivan(3)	1,364,949	*
Craig Shesky(4)	770,498	*
Christian Madsbjerg(5)	593,186	*
Andrew C. Greig(6)	4,812,743	1.8%
Andrew Hall(7)	30,677	*
Sheila Khama(8)	2,677	*
Andrei Karkar(9)	54,015,982	20.2%
Amelia Kinahoi Siamomua(10)	2,677	*
Kathleen McAllister(11)	21,505	*
All Directors and Executive Officers of the Company as a Group (12 Individuals)(12)	83,981,868	31.3%
Five Percent Holders:
ERAS Capital(13)	53,370,692	19.9%
Maersk Supply Service A/S(14)	17,189,636	6.4%
Allseas Group S.A.(15)	34,280,268	12.3%
*	Indicates beneficial ownership of less than 1%.
(1)	Excludes Special Shares.
(2)	Consists of (i) 14,941,655 Common Shares, (ii) 4,078,044 Common Shares underlying options that are exercisable within 60 days of January 31, 2023, and (iii) 89,394 Common Shares underlying warrants held by Mr. Barron. Does not include 2,275,334 Common Shares underlying options that are not exercisable and 520,833 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Barron.
(3)	Consists of (i) 575,110 Common Shares held by The O’Sullivan Family Trust No. 1 and 104,167 Common Shares held by Mr. O’Sullivan, (ii) 685,672 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held by Mr. O’Sullivan. Does not include 1,011,259 Common Shares underlying options that are not exercisable and 208,333 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by O’Sullivan. Anthony O’Sullivan is the sole director of JOZEM Pty Ltd. which is the trustee of The O’Sullivan Family Trust No. 1.

(4)	Consists of (i) 500,331 Common Shares and (ii) 270,167 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held by Mr. Shesky. Does not include 387,898 Common Shares underlying options that are not exercisable and 156,250 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Shesky.
(5)	Consists of (i) 2,677 Common Shares held by Mr. Madsbjerg and (ii) 590,509 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held by Mr. Madsbjerg. Does not include 126,407 Common Shares underlying options that are not exercisable and 73,382 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Madsbjerg.
(6)	Consists of (i) 4,095,827 Common Shares held by Mr. Greig and (ii) 716,916 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held by Mr. Greig. Does not include 95,238 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Greig.
(7)	Consists of 30,677 Common Shares held by Mr. Hall. Does not include 73,382 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Hall.
(8)	Consists of 2,677 Common Shares held by Ms. Khama. Does not include 73,382 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Ms. Khama.
(9)	Consists of (i) 2,677 Common Shares held by Mr. Karkar, (ii) 642,613 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held by Mr. Karkar, (iii) 51,955,976 Common Shares held by ERAS Capital LLC (“ERAS”), and (iv) 1,414,716 Common Shares underlying warrants held by ERAS. Does not include 126,407 Common Shares underlying options that are not exercisable and 73,382 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Mr. Karkar. Mr. Karkar has voting and dispositive control over the securities held by ERAS and therefore Mr. Karkar may be deemed to have beneficial ownership of the shares held by ERAS.
(10)	Consists of 2,677 Common Shares held by Ms. Siamomua. Does not include 73,382 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Ms. Siamomua.
(11)	Consists of 21,505 Common Shares underlying restricted share units that vest within 60 days of January 31, 2023 held by Ms. McAllister. Does not include 111,038 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held by Ms. McAllister.
(12)	See footnotes 2 through 11. Includes (i) 572,191 Common Shares held in the aggregate by executive officers (and their children) other than the NEOs and (ii) 2,685,690 Common Shares underlying options that are exercisable within 60 days of January 31, 2023 held in the aggregate by executive officers other than the NEOs. Does not include 1,516,889 Common Shares underlying options that are not exercisable and 260,417 Common Shares underlying restricted share units that do not vest within 60 days of January 31, 2023 held in the aggregate by executive officers other than the NEOs.
(13)	The address of ERAS is 323 Marina Boulevard, San Francisco, California 94123. Consists of (i) 51,955,976 Common Shares and (ii) 1,414,716 Common Shares issuable upon exercise of warrants owned by ERAS. Andrei Karkar has voting and dispositive control over the securities held by ERAS and therefore Mr. Karkar may be deemed to have beneficial ownership of the shares held by ERAS.
(14)	The address of Maersk Supply Service A/S is Esplanaden 50 Copenhagen K, DK-1098 Denmark. Maersk Supply Service A/S is a subsidiary of AP Moller-Maersk A/S.
(15)	The address of Allseas Group S.A. is 18 Route de Pra de Plan, Case Postale, 411 1618 Chatel-Saint-Denis, Switzerland. Includes (i) 22,701,648 Common Shares owned by Allseas Group S.A. and (ii) 11,578,620 Common Shares issuable upon the exercise of a warrant owned by Allseas Group S.A. Excludes (i) 1,000,000 Common Shares held by Argentum Cedit Virtuti GCV, which has an ownership interest in Allseas Group S.A., to which Allseas Group, S.A. does not have voting or investment power with respect thereto and (ii) 10,850,000 Common Shares the Company intended to issue to Allseas Group S.A. under the PMTA, which were issued to Allseas Group S.A. on February 13, 2023.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2022.

	(a)		(b)		(c)
Number of securities
remaining available
	Number of securities				for future issuance
	to be issued		Weighted-average		under equity
	upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders	29,955,405	(1)	$1.11	(2)	35,719,259	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	28,955,405		$1.11		35,719,259

(1)	Consists of (i) 25,140,262 shares to be issued upon exercise of outstanding options under the DeepGreen Plan and (ii) 3,815,143 shares to be issued upon exercise of outstanding RSUs under the TMC 2021 Incentive Equity Plan.
(2)	Consists of the weighted-average exercise price of the 25,140,262 options outstanding on December 31, 2022.
(3)	Consists of 30,582,864 shares under the TMC 2021 Incentive Equity Plan and 5,136,395 shares under the TMC 2021 Employee Stock Purchase Plan that remained available for future issuance as of December 31, 2022. No shares remained available for future issuance under the DeepGreen Plan as of December 31, 2022.

The TMC 2021 Incentive Equity Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the TMC 2021 Incentive Equity Plan to be added on the first day of each fiscal year, beginning in fiscal year 2022 and ending on the tenth anniversary of the closing of the Business Combination. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding Common Shares on such date and (ii) an amount determined by the plan administrator.

The TMC 2021 Employee Stock Purchase Plan has an annual increase provision that allows for an annual increase in the number of shares available for issuance under the TMC Employee Share Purchase Plan to be added on the first day of each fiscal year, beginning in fiscal year 2022. The annual increase provision provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 1% of the number of outstanding Common Shares on such date and (ii) an amount determined by the Board of directors.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2021 PIPE Financing

In the private placement of common shares, consummated on September 9, 2021, Allseas Group SA and Argentum Cedit Virtuti, an affiliate of Allseas, purchased $20 million and $10 million of our Common Shares, respectively.

2022 PIPE Financing

In the private placement of common shares, entered into on August 12, 2022, Gerard Barron, our Chief Executive Officer and Chairman, ERAS Capital LLC, the family fund of the Company’s director, Andrei Karkar, and Allseas purchased $100,000, $5 million and $5 million of our Common Shares, respectively.

Consulting Agreements

Gregory Stone, our Chief Ocean Scientist, regularly provides consulting services to us through Ocean Renaissance LLC (“Ocean Renaissance”), where he is a principal. Consulting services during each of the years ended December 31, 2021 and 2022 amounted to $375,000.

Allseas

On March 29, 2019, we entered into a strategic alliance with Allseas to develop a system to collect, lift and transport nodules from the seafloor to shore and agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis. In furtherance of this agreement, on July 8, 2019, we entered into a Pilot Mining Test Agreement with Allseas (“PMTA”), which was amended on five occasions through February 2023, to develop and deploy a PMTS, successful completion of which is a prerequisite for our application for an exploitation contract with the ISA. Under the PMTA, Allseas agreed to cover the development cost of the project in exchange for a payment from us upon successful completion of the pilot trial of the PMTS in NORI Area D.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 million tonnes of wet nodules per year with expected production readiness by the fourth quarter of 2024. NORI and Allseas intended to equally finance all costs related to developing and getting the first commercial system into production that were estimated at less than EUR100 million. It was anticipated that NORI will not have to make any payments related to the commercial system to Allseas until March 31, 2023. Once in production, NORI expected to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scaled up production to 1.3 million wet tonnes of nodules per year. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero System production targets (up to 3 Mtpa of wet nodules), system design and cost estimates and intend to enter into a binding Heads of Terms in the second half of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a further Samsung 10000, with the potential for it to be engineered to support a higher production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through December 31, 2022, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021, which became exercisable in November 2022 with the successful completion of the pilot trial of the PMTS in the NORI-D Area, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS, (e) the second $10 million payment to Allseas under the PMTA on April 25, 2022, following the successful completion of the North Sea drive test and (f) the third and final $10 million payment to Allseas became due in November 2022 upon successful completion of the pilot trial of the PMTS in the NORI Area D, which we settle, along with certain other costs due Allseas under the PMTA, through the issuance of 10,850,000 common shares in February 2023 at a price of $1.00 per share upon entering into the fifth amendment to the PMTA.

As further described under Part II, Item 9B “Other Information” above, on March 22, 2023, we entered into a Credit Facility with Argentum Credit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions set forth in the Credit Facility.

Maersk

On March 21, 2017, the Company entered into four charter vessel agreements with Maersk and one charter vessel agreement with Maersk UK pursuant to which Maersk and Maersk UK agreed to supply the Company with vessels and offshore services for a total of five marine campaigns. By letter agreement on March 3, 2021, the Company and Maersk agreed to extend the arrangement until 2022.

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

See also Item 10, “Directors, Executive Officers and Corporate Governance” above for additional information about our board of directors and its committees.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP (“EY”) for the audit of the Company’s annual financial statements for the years ended December 31, 2022, and December 31, 2021, and fees billed for other services rendered by EY during those periods.

	2022	2021
Audit fees:(1)	$555,560	$705,795
Audit related fees:	$17,576	—
Tax fees:	—	—
All other fees:	—	—
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

Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

All Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

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
10.6

Fifth Amendment to Pilot Mining Test Agreement and Third Amendment to Strategic Alliance Agreement, effective as of February 8, 2023, by and among DeepGreen Engineering Pte Ltd, DeepGreen Metals Inc., TMC the metals company Inc. and Allseas Group S.A.

		Form 8-K (Exhibit 10.1)	2/17/2023	001-39281
10.7†	Sponsorship Agreement, dated as of March 8, 2008, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-4 (Exhibit 10.13)	4/8/2021	333-255118
10.8†	Sponsorship Agreement, dated as of September 23, 2021, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-1 (Exhibit 10.13)	10/7/2021	333-255118
10.9†	Sponsorship Agreement, dated as of June 5, 2017, by and among the Republic of Nauru, the Nauru Seabed Minerals Authority, and Nauru Ocean Resources Inc.	Form S-4 (Exhibit 10.14)	4/8/2021	333-255118
10.10	Certificate of the Sponsorship signed by the Government of Nauru on April 11, 2011	Form S-4/A (Exhibit 10.24)	7/28/2021	333-255118
10.11	ISA Contract for Exploration (Republic of Nauru) dated as of July 22, 2011	Form S-4 (Exhibit 10.15)	4/8/2021	333-255118
10.12	ISA Contract for Exploration (Kingdom of Tonga) dated as of January 11, 2012	Form S-4 (Exhibit 10.16)	4/8/2021	333-255118
10.13+	Form of Indemnity Agreement	Form 8-K (Exhibit 10.18)	9/15/2021	001-39281
10.14+	Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.19)	9/15/2021	001-39281
10.15+	Employment Agreement, dated December 15, 2017, by and between DeepGreen Metals Inc. and Gerard Barron	Form S-4/A (Exhibit 10.17)	5/27/2021	333-255118
10.16+	Amended and Restated Employment Agreement, dated May 8, 2022, by and between The Metals Company Australia Pty. LTD and Anthony O’Sullivan	Form 10-Q (Exhibit 10.3)	5/9/2022	001-39281
10.17+	Employment Agreement, dated September 1, 2018, by and between DeepGreen Metals Inc. and Erika Ilves	Form S-4/A (Exhibit 10.19)	5/27/2021	333-255118
10.18+	Amended and Restated Employment Agreement, dated May 6, 2022, by and between DeepGreen Resources, LLC and Craig Shesky	Form 10-Q (Exhibit 10.2)	5/9/2022	001-39281
10.19.1+	TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.1)	9/15/2021	001-39281
10.19.2+	Form of Stock Option Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.2)	9/15/2021	001-39281
10.19.3+	Form of Restricted Stock Unit Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.3)	9/15/2021	001-39281
10.20.1+	DeepGreen Metals Inc. Stock Option Plan and form of Stock Option Agreement thereunder	Form S-4/A (Exhibit 10.20)	5/27/2021	333-255118

10.20.2+	Amendment to DeepGreen Metals Inc. Stock Option Plan		Form S-4/A (Exhibit 10.21)	5/27/2021	333-255118
10.21+	TMC the metals company Inc. 2021 Employee Stock Purchase Plan		Form S-8 (Exhibit 99.1)	5/31/2022	333-265318
10.22	Form of Subscription Agreement for institutional investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto		Form S-4/A (Exhibit 10.1)	8/5/2021	333-255118
10.23	Form of Subscription Agreement for accredited investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto		Form S-4/A (Exhibit 10.2)	8/5/2021	333-255118
10.24	Form of Securities Purchase Agreement, dated August 12, 2022, by and among the Company and the Purchasers named therein.		Form 8-K (Exhibit 10.1)	8/15/2022	001-39281
10.25	Securities Purchase Agreement, dated August 12, 2022, by and among the Company and Gerard Barron.		Form 8-K (Exhibit 10.2)	8/15/2022	001-39281
10.26	Securities Purchase Agreement, dated August 12, 2022, by and among the Company and ERAS Capital LLC.		Form 8-K (Exhibit 10.3)	8/15/2022	001-39281
10.27	Non-Binding Memorandum of Understanding, dated March 14, 2022, by and between TMC the metals company Inc. and Epsilon Carbon Pvt. LTD.		Form 8-K (Exhibit 10.1)	3/17/2022	001-39281
10.28	At-The-Market Equity Distribution Agreement, dated December 22, 2022, by and among TMC the metals company Inc., Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc.		Form 8-K (Exhibit 10.1)	12/22/2022	001-39281
10.29†	Royalty Agreement dated February 21, 2023 by and among TMC the metals company Inc., Nauru Ocean Resources Inc. and Low Carbon Royalties Inc.		Form 8-K (Exhibit 10.1)	2/22/2023	001-39281
10.30†	Investor Rights Agreement dated February 21, 2023 by and among TMC the metals company Inc., Brian Paes-Braga and Low Carbon Royalties Inc.		Form 8-K (Exhibit 10.2)	2/22/2023	001-39281
10.31	Unsecured Credit Facility, dated March 22, 2023, by and between TMC the metals company Inc. and Argentum Credit Virtuti GCV	X
21.1	List of Subsidiaries		Form S-1 (Exhibit 21.1)	10/27/2021	333-260126
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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
†

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

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

TMC THE METALS COMPANY INC.

Date: March 27, 2023	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Gerard Barron	Chief Executive Officer and Chairman	March 27, 2023
	Gerard Barron	(principal executive officer) and Director

By:	/s/ Craig Shesky	Chief Financial Officer	March 27, 2023
	Craig Shesky	(principal financial and accounting officer)

By:		Director
Andrew Greig

By:	/s/ Christian Madsbjerg	Director	March 27, 2023
Christian Madsbjerg

By:	/s/ Andrew Hall	Director	March 27, 2023
Andrew Hall

By:	/s/ Sheila Khama	Director	March 27, 2023
Sheila Khama

By:	/s/ Andrei Karkar	Director	March 27, 2023
Andrei Karkar

By:	/s/ Amelia Kinahoi Siamomua	Director	March 27, 2023
Amelia Kinahoi Siamomua

By:	/s/ Kathleen McAllister	Director	March 27, 2023
Kathleen McAllister