Form 10-Q
period 2023-03-31
TMC the metals Co Inc.
filed 2023-05-11
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, the registrant had 280,639,790 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended March 31, 2023

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

As used in this Quarterly Report on Form 10-Q, “Mtpa” refers to millions of tonnes per year.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”), on March 27, 2023 (the “2022 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings we make with the SEC.  Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		March 31,	December 31,
ASSETS	Note	2023	2022
Current
Cash		$28,390	$46,842
Receivables and prepayments		3,230	2,760
		31,620	49,602
Non-current
Exploration contracts		42,900	43,150
Equipment		1,997	2,025
Investment	6	8,781	—
		53,678	45,175

TOTAL ASSETS		$85,298	$94,777

LIABILITIES
Current
Accounts payable and accrued liabilities		17,544	41,614
		17,544	41,614
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	8	1,528	983
TOTAL LIABILITIES		$29,747	$53,272

EQUITY
Common shares (unlimited shares, no par value – issued: 280,618,285 (December 31, 2022 – 266,812,131))		345,090	332,882
Special Shares		—	—
Additional paid in capital		186,796	184,960
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(475,119)	(475,121)
TOTAL EQUITY		55,551	41,505

TOTAL LIABILITIES AND EQUITY		$85,298	$94,777

Nature of Operations (Note 1)

Contingent Liabilities (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Income/Loss and Comprehensive Income/Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2023	2022(1)

Operating expenses
Exploration and evaluation expenses	7	$7,169	$7,441
General and administrative expenses		6,214	8,466
Operating loss		13,383	15,907

Other items
Equity-accounted investment loss	6	219	—
Gain on disposition of asset	6	(13,750)	—
Interest expense /(income)		(454)	—
Change in fair value of private warrants liability	8	544	5,188
Foreign exchange loss		29	22
Fees and interest on credit facility	12	27	—

Net Loss (Income) and Comprehensive Loss (Income) for the period		$(2)	$21,117

Net Loss (Income) per share - basic and diluted	10	$—	$0.09

Weighted average number of common shares outstanding — basic		272,029,603	226,075,389
Weighted average number of common shares outstanding — diluted		300,376,133	226,075,389

(1) The comparative figures in exploration and evaluation expenses and general and administrative expenses have been adjusted to conform to the current period’s presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended March 31, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2022	266,812,131	$332,882	$—	$—	$184,960	$(1,216)	$(475,121)	$41,505
Conversion of restricted share units (Note 9)	2,956,154	2,814	—	—	(2,814)	—	—	—
Shares issued to Allseas (Note 6)	10,850,000	9,394	—	—	—	—	—	9,394
Expenses to be settled with share-based payments	—	—	—	—	15	—	—	15
Expenses settled with share-based payments	—	—	—	—	2,860	—	—	2,860
Share-based compensation (Note 9)	—	—	—	—	1,775	—	—	1,775
Net Income for the period	—	—	—	—	—	—	2	2
March 31, 2023	280,618,285	$345,090	$—	$—	$186,796	$(1,216)	$(475,119)	$55,551

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2021	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Conversion of restricted share units (Note 9)	1,348,350	2,212	—	—	(2,290)	—	—	(78)
Share-based compensation (Note 9)	—	—	—	—	8,124	—	—	8,124
Expenses to be settled with share-based payments	—	—	—	—	45	—	—	45
Net Loss for the period	—	—	—	—	—	—	(21,117)	(21,117)
March 31, 2022	226,780,843	$298,263	$—	$—	$107,952	$(1,216)	$(325,274)	$79,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2023	2022
Cash resources provided by (used in)

Operating activities
Net Income (Loss) for the period		$2	$(21,117)
Items not affecting cash:
Equity-accounted investment loss	6	219	—
Gain on disposition of asset	6	(13,750)	—
Amortization		88	95
Expenses settled with share-based payments	9	1,775	6,393
Expenses to be settled with share-based payments		15	45
Change in fair value of warrants liability	8	545	5,188
Unrealized foreign exchange		(20)	(8)
Changes in working capital:
Receivables and prepayments		(469)	619
Accounts payable and accrued liabilities		(11,877)	(6,744)
Net cash used in operating activities		(23,472)	(15,529)

Investing activities
Acquisition of equipment		—	(210)
Cash received from investment in Low Carbon Royalties	6	5,000	—
Net cash provided by (used in) investing activities		5,000	(210)

Financing activities
Taxes withheld and paid on share-based compensation		—	(78)
Net cash used in financing activities		—	(78)

Decrease in cash		(18,472)	(15,817)
Impact of exchange rate changes on cash		20	(8)
Cash - beginning of period		46,842	84,873
Cash - end of period		$28,390	$69,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019 and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. On September 9, 2021, the Company completed its business combination (the “Business Combination”) with DeepGreen Metals Inc. (“DeepGreen”). The Company’s corporate office, registered address and records office is located at 10th floor, 595 Howe Street, Vancouver, British Columbia, Canada, V6C 2T5. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

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

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 6).

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2022. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

Certain comparative figures in Note 8 have been reclassified to conform to the current period’s presentation.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 9), as well as the valuation of warrants liability (Note 8) and valuation of acquisition date investment in Low Carbon Royalties Inc. (“Low Carbon Royalties”) (Note 6). Actual results could differ materially from those estimates.

4.Fair Value of Financial Instruments

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

There were no transfers between fair value measurement levels during the three-month periods ended March 31, 2023, and 2022.

As at March 31, 2023, and 2022, the carrying values of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. The warrants are valued at fair value, which is disclosed in Note 8.

5.Significant Accounting Policies Adopted During the Period

Investments

The Company consolidates investments over which it has control in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Where the Company does not have control over the investment, but has significant influence, the Company records the investment in accordance with ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”) whereby, after recording the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. The value of the equity method investments are impaired if it is determined that there is an other-than-temporary decline in value.  Investments over which the Company does not have control nor significant influence are recorded at cost.

6.Strategic Partnerships

Strategic Alliance with Allseas Pilot Mining Test Project

On February 13, 2023, the Company entered into a Fifth Amendment to the Pilot Mining Test Agreement (the “PMTA”) and Third Amendment to SAA (“Fifth Amendment”), which was effective as of February 8, 2023, with DGE, DeepGreen Metals Inc. and Allseas. The Fifth Amendment relates to the Company’s settlement of the third and final payment of $10 million due to Allseas upon successful completion of the pilot trial of the pilot mining test system (the “PMTS”) in NORI Area D and certain other costs due to Allseas under the PMTA through the issuance of 10,850,000 common shares to Allseas, priced at $1.00 per share. On February 23, 2023, the Company settled the third milestone payment of $10 million and additional PMTS overage charges amounting to $0.9 million by issuing 10.9 million of its common shares to Allseas.

As at March 31, 2023, Allseas owned 33.5 million TMC common shares (2022: 23.7 million TMC common shares) which constituted 12% (2022: 8.9%) of total common shares outstanding. The above-mentioned shareholding excludes 11,578,620 common shares issuable upon the exercise of the Allseas warrant (Note 8).

Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Agreement”) with Low Carbon Royalties, a private corporation formed under the laws of British Columbia, Canada, to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets. In connection with the Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the Clarion Clipperton Zone of the Pacific Ocean in which NORI currently holds exclusive exploration rights for polymetallic nodules from the ISA to Low Carbon Royalties. The Company retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversaries of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%.  At Closing Date, Low Carbon Royalties also owned a 1.6%

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Agreement the Company entered into an Investor Rights Agreement with a shareholder of Low Carbon Royalties and Low Carbon Royalties, pursuant to which the Company and this shareholder each has a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

The Company has accounted for the investment in Low Carbon Royalties in accordance with ASC 323-10 and has thus applied the equity method of accounting to this investment. When considering the royalty liability instrument as well as the embedded repurchase features, management has elected to account for the royalty liability under the fair value option in accordance with ASC 825-10.

On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America, increasing its total gross overriding royalty on the existing first license block from 1.56% to 3.13% and acquiring a gross overriding royalty of 1.44% on a new second license block.  The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% as of March 31, 2023 from 35% as of the Closing Date.

Based on the fair value of the NORI Royalty and the cash received on the Transaction Date, the Company recorded $9 million as investment in Low Carbon Royalties. From the Transaction Date to March 31, 2023, the Company’s share of the net loss generated by the Low Carbon Royalties was $0.2 million.

Investment
Fair value of NORI Royalty	$14,000
Cash received	$(5,000)
Cost of Investment on Transaction Date	$9,000
Equity-accounted investment loss for the period	(219)
Investment as at March 31, 2023	$8,781

The net consideration received of $14 million exceeded NORI exploration contract’s carrying value of $0.3 million, resulting in a gain on disposition of asset of $13.75 million recorded in the Company’s Statements of Loss (Income) and Comprehensive Loss (Income). NORI is in the exploration phase of the project and under the Company’s policy, exploration spending is expensed.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

7.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For three months ended March 31, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$2,618	$—	$—	$2,618
Exploration Labor	1,078	45	133	1,256
Share-Based Compensation (Note 9)	828	26	83	937
Mining, Technological and Process Development	1,018	—	105	1,123
Prefeasibility Studies	384	—	—	384
Sponsorship, Training and Stakeholder Engagement	414	76	237	727
Other	92	—	32	124
	$6,432	$147	$590	$7,169

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For three months ended March 31, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$1,306	$—	$—	$1,306
Exploration Labor	794	198	181	1,173
Share-Based Compensation (Note 9)	1,993	451	455	2,899
Mining, Technological and Process Development	289	8	18	315
PMTS	1,110	132	132	1,374
Sponsorship, Training and Stakeholder Engagement	144	36	42	222
Other	130	5	17	152
	$5,766	$830	$845	$7,441

8.Warrants

The Company issued 15,000,000 common share warrants as part of its predecessor’s initial public offering in May 2020 (“Public Warrants”) and 9,500,000 private placement common share warrants in a private placement simultaneously with the closing of its predecessor’s initial public offering (“Private Warrants”).

Public Warrants

As at March 31, 2023, 15,000,000 (March 31, 2022 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

As at March 31, 2023, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Private Warrants

As at March 31, 2023, 9,500,000 Private Warrants were outstanding (December 31, 2022 - 9,500,000).

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

As at March 31, 2023, the fair value of outstanding Private Warrants of $1.5 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2022	$983
Increase in fair value of warrants liability	544
Warrants liability as at March 31, 2023	$1,527

As at March 31, 2023, the fair value of the Private Warrants was estimated using the following assumptions:

	March 31,	December 31,
	2023	2022
Exercise price	$11.50	$11.50
Share price	$0.83	$0.77
Volatility	99.52%	88.05%
Term (years)	3.44	3.69
Risk-free rate	3.68%	4.04%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the period ended March 31, 2023.

Allseas Warrant

Allseas holds a warrant (the “Allseas Warrant”) to purchase 11.6 million common shares of the Company. The Allseas Warrant vested and became exercisable upon the successful completion of the PMTS in November 2022 and will expire on September 30, 2026.

There were no exercises of any warrants during the first quarter of 2023.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

9.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of March 31, 2023,is 44,732,170 common shares, including 10,672,485 shares added to the Plan in January 2023 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Stock options

As at March 31, 2023, there were 15,356,340 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). No stock options were issued or exercised during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company recognized $0.2 million (three months ended March 31, 2022 - $3.9 million) of share-based compensation expense for stock options in the statement of loss and comprehensive loss, of which $0.1 million (three months ended March 31, 2022 - $2 million) was recorded in exploration and evaluation expenses and $0.1 million (three months ended March 31, 2022 - $1.9 million) was recorded in general and administration expenses.

Restricted Share Units

The details of RSUs granted by the Company during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months	Three Months
	ended March 31,	ended March 31,
Vesting Period	2023	2022
Vesting Immediately (1) (2)	3,237,710	1,457,404
Vesting in thirds on each anniversary of the grant date (3)	8,683,486	369,394
Vesting in fourths on each anniversary of the grant date	343,750	527,800
Total Units Granted	12,264,946	2,354,598

(1)	Of the 3,237,710 units vesting immediately on grant date, 3,222,086 units were issued to settle liabilities with a carrying amount of $2.9 million, at a weighted average grant date fair value of $0.89 per RSU.
(2)	During the three months ended March 31, 2023, units granted to consultants, which vest immediately, included 23,438 units (first quarter 2022: 384,832 units), resulting in $23 thousand (first quarter 2022: $0.6 million) charged to professional and consulting fees under general and administration expenses.
(3)	During the three months ended March 31, 2023, the Company granted 8,645,465 units as payment for the 2022 LTIP awards and 38,021 units as a sign-on grant. The 2021 LTIP awards were granted in the fourth quarter of 2021 and totaled 3,500,000 units.

The grant date fair value of RSUs is equivalent to the closing share price of the Company’s common shares on the date of grant. A total of $1.6 million (three months ended March 31, 2022 - $1.9 million) was charged to the statement of loss and comprehensive loss as share-based compensation expense for the three months ended March 31, 2023, of which $0.9 million (three months ended March 31, 2022- $0.9 million) was recorded in exploration and evaluation expenses and $0.7 million (three months ended March 31, 2022 - $1 million) was recorded in general and administrative expenses. As at March 31, 2023, total unrecognized share-based compensation expense for RSUs was $13.2 million (December 31, 2022 - $6.1 million).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

As at March 31, 2023, an aggregate of 533,431 vested units were outstanding and due to be converted into common shares.

Employee Stock Purchase Plan

As of March 31, 2023, there were 7,922,445 common shares reserved for issuance under the Employee Stock Purchase Plan (the “ESPP”), including 2,668,121 shares added to the ESPP in January 2023 pursuant to the ESPP’s automatic annual increase provision. An aggregate of 117,929 of the reserved common shares have been issued under the ESPP.. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the first quarter of 2023, a total of $19 thousand (first quarter 2022: $nil) was charged to the statement of loss and comprehensive loss as share-based compensation expense, representing the share price purchase discount offered by the Company.  From the amount charged during the first quarter of 2023, $7 thousand was recorded in exploration and evaluation expenses (first quarter 2022: $nil) and $12 thousand was recorded in general and administrative expenses (first quarter 2022: $nil).

10.Net Loss (Income) per Share

Basic loss (income) per share is computed by dividing the loss (income) by the weighted-average number of common shares of the Company outstanding during the period. Diluted loss per share is computed by giving effect to all common share equivalents of the Company, including outstanding stock options, RSUs, warrants, Special Shares and options to purchase Special Shares, to the extent these are dilutive.

The diluted weighted-average number of common shares as at March 31, 2023 was 300,376,133 which for the most part included, over and above the basic weighted-average number of common shares of 272,029,603 units, the dilutive effect of share options (3,735,923 units), dilutive effect of RSUs (13,123,935) and the dilutive effect from the Allseas warrants (11,578,620). The diluted weighted-average number of common shares does not include stock options, public warrants and private warrants as these instruments were out-of-the-money and anti-dilutive. Additionally, stock options outstanding under the Company’s Long-Term Incentive Plan were also excluded from the diluted weighted-average number of common shares, as the performance and market conditions were not met.

Anti-dilutive equivalent common shares were as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022
Outstanding options to purchase common shares	3,386,742	25,287,670
Outstanding RSUs	—	4,843,825
Outstanding shares under ESPP	—	—
Outstanding warrants	24,500,000	36,078,620
Outstanding Special Shares and options to purchase Special Shares	—	136,239,964
Total anti-dilutive common equivalent shares	27,886,742	202,450,079

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

11.Related Party Transactions

The Company’s subsidiary, DGE, is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three months ended March 31, 2023, totaled $69 thousand (three months ended March 31, 2022 - $69 thousand), with $55 thousand disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $14 thousand as general and administration expenses ($55 thousand and $14 thousand, respectively, in the comparative period of the prior year). As at March 31, 2023, the amount payable to SSCS was $23 thousand (December 31, 2022 - $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three months ended March 31, 2023, totaled $94 thousand (three months ended March 31, 2022 - $94 thousand), with $42 thousand disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $52 thousand as general and administration expenses ($47 thousand and $47 thousand, respectively, in the comparative period of the prior year). As at March 31, 2023, the amount payable to Ocean Renaissance was $nil thousand (December 31, 2022 - $nil).

During the three months ended March 31, 2023, Allseas provided the Company with engineering and project management services totaling $1 million, recorded as mining, technological and process development within exploration and evaluation expenses (Note 7).  For the three months ended March 31, 2022, Allseas managed and delivered the PMTS project, with services totaling $1.3 million, recorded as PMTS within exploration and evaluation expenses (Note 7).  As at March 31, 2023, the amount payable to Allseas was $1.8 million (March 31, 2022 - $5.5 million).

12.Credit Facility with Argentum Credit Virtuti GCV, Parent of Allseas Investments S.A.

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement (“Credit Facility”) with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate,180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

During the first quarter of 2023, the Company had not drawn any amount from the Credit Facility and has incurred $27 thousand as underutilization fees, which would be payable only in the event the Credit Facility is not drawn down upon at the time such fees are payable.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

13.Contingent Liabilities

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The complaint alleges that we breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss on March 31, 2023.  There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or the range of possible losses cannot be reliably estimated.

14.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I  of the 2022 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023 and 2022, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

These four metals contained in the polymetallic nodules are critical for the transition to low carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper matte) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority, an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and that such nation maintains effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million km2, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ nor do we have the applicable environmental and other permits required to build and operate commercial-scale polymetallic nodule processing and refining plants on land.

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which has developed and successfully tested the pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022, with experience from this testing program informing the design of upgrades and modifications of the pilot system for conversion into the initial smaller scale commercial production system which is expected to serve as the basis for the design of a full-scale commercial production system, and (ii) Glencore International AG (“Glencore”) which holds offtake rights to 50% of nickel and copper production from the NORI area. In addition, we have worked with engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were tested as part of our pilot plant program at FLSmidth & Co A/S’s and Xpert Process Solutions’ (“XPS”, a Glencore company) facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.  In November 2022, we entered into a non-binding memorandum of understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. Subject to entering into a binding arrangement with PAMCO, the toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (“RKEF”) processing line and produce two products: nickel-copper-cobalt alloy — an intermediate product used as feedstock to produce Li-ion battery cathodes — and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with suitable port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

We are currently focused on applying for our first exploitation contract from the ISA on the NORI Area D contract area and, subject to regulatory review by the ISA, intend to start commercial production by the end of 2024 / start of 2025. To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing a commercial offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte product and/or end-products like nickel and cobalt sulfates, and copper cathode.

Developments in the First Quarter 2023

Below are some of the major developments that occurred in the first quarter of 2023:

Benchmark LCA of NORI Area D Project:

In March 2023, we announced that leading lithium-ion battery supply chain research firm, Benchmark Mineral Intelligence (“Benchmark”), had completed an independent third-party lifecycle assessment (“LCA”) of the environmental impacts of our NORI Area D project, comparing the production of key energy transition metals (nickel, cobalt and copper) from the NORI Area D project to key land-based production routes for the same metals. Benchmark’s LCA shows the NORI Area D project model performed better in almost every impact category analysed than all the land-based routes chosen by Benchmark for comparison.

Consortium for ESG disclosure of marine minerals:

In February 2023, we announced that we had joined a broad international consortium to develop a handbook for ESG disclosure in relation to marine minerals. The purpose of the guidance handbook is to enable evidence-based assessments of the ESG performance of marine mineral projects in the context of global standards. Marine minerals are emerging as a strong potential source to help meet growing metals demand. As with any extractive industries, we believe consideration of ESG issues is key to ensuring transparent and responsible supply chains. The ESG handbook will provide guidance to address material topics related to marine mineral projects in the deep-sea environment using a standardized approach.

Extensive Deep-sea Environmental Data Submission to the ISA

In March 2023, we announced that our wholly-owned subsidiary NORI had begun the process of submitting data collected during 17 offshore resource definition and environmental baseline campaigns in NORI Area D to the DeepData platform, an open database of contractor data managed by the ISA. Collected using a suite of high-tech equipment, the dataset submitted to the ISA includes over 1,400 biological samples from extensive boxcore and multicore sampling, and over 8,000 images analysed for benthic megafauna captured by remotely operated vehicles from two offshore campaigns. This first submission of benthic data, which includes over 270,000 occurrences, will provide a significant expansion to the biological holdings contained within the DeepData platform.

Credit Facility with Argentum Credit Virtuti GCV, Parent of Allseas Investments S.A.:

In March 2023, we entered into an Unsecured Credit Facility Agreement (“Credit Facility”) with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25,000,000 in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.

New Partnerships

●	MoU with PAMCO to Evaluate Nodule Processing at Existing Facility: In March 2023, we announced that we had entered into a non-binding MoU with PAMCO, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025.
●	Engagement with Bechtel Australia Pty Ltd: In March 2023, we announced that we entered into an agreement with Bechtel Australia Pty Ltd (“Bechtel”), a global leader in engineering, procurement and construction, to collect and compile the technological and economic studies prepared by various consultants required for NORI to lodge its application for an exploitation contract for its NORI Area D project with the ISA. Bechtel will collect and compile technical and economic studies prepared by various consultants that will underpin NORI’s application to the ISA for an exploitation contract.
●	Investment in Low Carbon Royalties: In February 2023, we and our wholly-owned subsidiary, NORI, entered into a strategic partnership with Low Carbon Royalties Inc. (“Low Carbon Royalties”), a private corporation formed under the laws of British Columbia, Canada to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets (the “Partnership”). In connection with the Partnership, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on our NORI contract area to Low Carbon Royalties. We retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversary of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%. Low Carbon Royalties also owns a 1.6% gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, we received a 35.0% common ownership interest in Low Carbon Royalties on a fully-diluted basis as of closing and $5.0 million in cash. On March 21, 2023, Low Carbon Royalties completed a royalty acquisition whereby it increased its gross overriding royalty on the existing first license block (Maria Conchita) natural gas property from 1.56% to 3.13% and acquired a gross overriding royalty of 1.44% on a new second license block (SINU-9). The royalty acquisitions were financed through the issuance of LCR common shares, thereby reducing our ownership interest in the Partnership to 32% from 35%.

Industry Update

The ISA completed what we believe was a productive March 2023 session and continues to work inter-sessionally to finalize regulations regarding exploitation of deep-sea minerals. At the session, all member states of the ISA reiterated their commitment to the adoption of final rules, regulations and procedures (Mining Code).  The main item on the agenda of the ISA Council remains the negotiation of the Draft Regulations on Exploitation of Mineral Resources in the Area. During the session, the ISA Council confirmed it has the obligation to consider a plan of work for exploitation after July 2023.  We are aligned with the members of the ISA in that we do not want to submit an application for a work plan for exploitation and start commercial operations in the CCZ until final regulations are in place. We will continue to constructively support the negotiations however, NORI may exercise its legal rights under UNCLOS to lodge an application for a plan of work for exploitation before the final Mining Code is adopted and in place.

The next ISA Council session is scheduled for July 2023.  We expect that discussions will continue at this session on the approval process for an application for a plan of work for exploitation, if one is submitted before final regulations are in place. NORI is committed to submitting an application for a plan of work for exploitation only after we complete a quality comprehensive, science-driven environmental and social impact assessment.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and warrants to purchase common shares commenced trading on Nasdaq on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of approximately $137.6 million.

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and Kingdom of Tonga, respectively, and exclusive commercial rights through our subsidiary’s (DGE) arrangement with Marawa, a company owned and sponsored by the Republic of Kiribati.

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

TOML Exploration Contract

TOML, our wholly-owned subsidiary, was granted an exploration contract on January 11, 2012 by the ISA and sponsored by Tonga pursuant to the TOML Exploration Contract . TOML was acquired by us on March 31, 2020 for $32 million from Deep Sea Mining Finance Ltd. The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area. On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on September 23, 2021.

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. DGE, our wholly-owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration and exploitation (if awarded) rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred.  We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2022 Annual Report on Form 10-K, as further updated and/or supplemented in subsequent filings with the SEC.

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

Impact of Climate Change

We are committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our inaugural Impact Report published in May 2022, we provided climate-related disclosure and shared how we believe our mission is aligned with supporting the global energy transition and contributing to a circular metals economy.  We recognize that climate change may have a meaningful impact on our financial performance over time, and we have begun the process of consolidating key risks and corresponding action plans to mitigate the negative impact of climate change on our operations.

Our climate related transition risks and opportunities are likely to be driven by changes in regulation, public policy, and technology, as disclosed in our 2022 Annual Report on Form 10-K.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our historical results are reported under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and in U.S. dollars. All share and per share amounts have been adjusted to reflect the impact of the Business Combination.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and net income of approximately $nil for the three months ended March 31, 2023, compared to a net loss of $21.1 million in the same period of 2022. We have an accumulated deficit of approximately $475.1 million from inception through March 31, 2023.

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

Interest expense consists primarily of interest expense on our outstanding indebtedness.  The Company’s credit facility with Allseas remains undrawn as at March 31, 2023.

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2022 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended
(Dollar amounts in thousands, except as noted)	March 31,
	2023	2022	% Change
Exploration and evaluation expenses	$7,169	$7,441	(4)%
General and administrative expenses	6,214	8,466	(27)%
Equity-accounted investment loss	219	—	N/A
Gain on disposition of asset	(13,750)	—	N/A
Change in fair value of warrants liability	544	5,188	(90)%
Foreign exchange loss	29	22	32%
Interest (income) expense	(454)	—	N/A
Fees and interest on credit facility	27	—	N/A
Net Loss (Income) for the period	$(2)	$21,117	(100)%

Three Months ended March 31, 2023 compared to Three Months ended March 31, 2022

We reported net income of approximately $nil in the first quarter of 2023, compared to a net loss of $21.1 million in the same period of 2022.  The following explains the major reasons for the reduction in the net loss in the first quarter of 2023.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended March 31, 2023 were $7.2 million, compared to $7.4 million for the same period in 2022. The decrease of $0.2 million was primarily due to a reduction in share-based compensation of $2.0 million in the 2023 period, as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021, a reduction of $1.3 million on the PMTS, as the collector test was completed in November 2022 and reduced exploration activities in 2023.  This was offset by an increase in environmental studies of $1.3 million related to the monitoring work on the NORI Area D collector test which was carried out in the fourth quarter of 2022 and an increase in mining, technological and process development of $0.8 million due to engineering work which commenced in the fourth quarter of 2022.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2023 were $6.2 million compared to $8.5 million for the same period in 2022. The decrease of $2.3 million in G&A expenses was mainly the result of lower share-based compensation in the 2023 period as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 and a decrease in communication and investor relations costs incurred during the first quarter of 2023.  This decrease was partially offset by higher G&A expenses in the first quarter of 2023, reflecting an increase in personnel, legal and other expenses.

Gain on disposition of asset

In the first quarter of 2023, we reported a gain of $13.75 million on the disposition of NORI’s 2% royalty, reflecting the excess of the consideration received from Low Carbon Royalties of $14 million and NORI exploration contract’s carrying value.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability during the first quarter of 2023 resulted in a charge of $0.5 million, reflecting a 49% increase in the price of our warrants in the first quarter of 2023. This compares to a charge of $5.2 million in the comparative quarter of 2022, reflecting an increase of 125% in the price of our warrants.  The warrants liability was initially recorded as part of the Business Combination.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination, which were converted into common shares as part of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross cash proceeds of approximately $137.6 million (approximately $104.5 million net of transaction fees). On August 12, 2022, we completed a private placement raising gross cash proceeds of $30.4 million (approximately $30 million net of transaction fees).  As of March 31, 2023, we had cash on hand of $28.4 million.

We received lower than expected cash proceeds upon closing of the Business Combination resulting from higher-than-expected redemptions of SOAC’s Class A ordinary shares and the default by certain private placement investors in their funding obligations in connection with the closing of the Business Combination. As a result, we revised our work plan to focus on activities necessary to have an application ready for submission to the ISA in the second half of 2023 for an exploitation contract for the NORI Area D and stopped and/or deferred work and expenses associated with other activities.

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

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of a commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our recently signed Credit Facility with an affiliate of Allseas, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected,  due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

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

On September 16, 2022, we filed a registration statement on Form S-3 with the SEC, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities, before any fees or expenses of the offering, which includes the $30 million that may be sold under the At-the-Market Equity Distribution Agreement discussed below. Securities that may be sold include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement with Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell common shares with an aggregate offering price of up to $30 million.  The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. As of the date of this Quarterly Report on Form 10-Q, no sales of common shares have been made under this offering.

On March 22, 2023, we entered into the Credit Facility with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, we may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (“SOFR”), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of May 21, 2024. The Credit Facility also contains customary events of default.  As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under this Credit Facility.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended
(thousands)	March 31,
	2023	2022
Net cash used in operating activities	$(23,472)	$(15,529)
Net cash provided by (used in) investing activities	$5,000	$(210)
Net cash used in financing activities	$—	$(78)
Decrease in cash	$(18,472)	$(15,817)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Cash flows used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $23.5 million, attributable to a net change in net operating assets and liabilities of $12.3 million and non-cash adjustments of $11.1 million. Non-cash adjustments primarily consisted of a $13.75 million gain on disposition of assets, partially offset by $1.8 million of expenses settled with share-based payments and $0.5 million related to the increase in the fair value of the Private Warrants, mainly as a result of the increase in the price of our warrants during the first quarter of 2023. The change in our net operating assets and liabilities was primarily due to an $11.9 million decrease in accounts payable and accrued liabilities in the 2022 period due to the timing of supplier payments.

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $5.0 million, reflecting the cash received on closing of our investment in Low Carbon Royalties.  In the comparative first quarter of 2022, cash used in investing activities was $0.2 million for the purchase of equipment.

Cash flows used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million, compared to nil in the first three months of 2023.

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

Marawa Option Agreement and Services Agreement

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA for a five-year plan and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with a targeted production capacity of 1.3 million tonnes of wet nodules per year with expected production readiness by the fourth quarter of 2024.  NORI and Allseas intended to equally finance all costs related to developing and getting the first commercial system into production that were estimated at less than EUR100 million. It was anticipated that NORI will not have to make any payments related to the commercial system to Allseas until March 31, 2023.  Once in production, NORI expected to pay Allseas a nodule collection and transshipment fee estimated at approximately EUR 150 per wet tonne in the first year of operations and expected to be reduced by more than 20% in the following years as Allseas scaled up production to at least 1.3 million wet tonnes of nodules per year. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero System production targets (up to 3 Mtpa of wet nodules), system design and cost estimates and intend to enter into a binding Heads of Terms in the second half of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for it to be engineered to support a higher production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through March 31, 2023, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million common shares to Allseas, as described below.

On November 11, 2022, the board of directors approved the successful completion and testing of the PMTS in the NORI Area D and payment of the third milestone amounting to $10 million and additional costs owed to Allseas under the PMTA by issuing 10.85 million common shares to Allseas priced at $1.00 per share on February 23, 2023.

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

Credit Facility

As described above, on March 22, 2023 we entered into the Credit Facility with Argentum Credit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25 million pursuant to the terms and conditions of the Credit Facility.

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

Except as described in Note 5 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2022 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2023 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period at least through to the end of the 2023 fiscal year, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI Initial Assessment and TOML Mineral Resource Statement

We have estimated the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment, of the NORI Property, Clarion-Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion-Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC Consultants Ltd. (“AMC”). We plan to continue to estimate our resources in the NORI and TOML Areas and develop the project economics. The initial assessment included in the NORI Initial Assessment Report is a conceptual study of the potential viability of mineral resources in NORI Area D. This initial assessment indicates that development of the mineral resource in NORI Area D is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events, specific asset risks, regulatory risks, public policy risks and technology risks. We also expect to be exposed to commodity risks if and when we commence commercial production.

Interest Rate Risk and Credit Risk

Interest rate risk is the risk that the fair value of our future cash flows and our financial instruments will fluctuate because of changes in market interest rates.

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at March 31, 2023.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Remediation of Previously Reported Material Weakness

As previously disclosed, including in the 2022 Annual Report on Form 10-K, in 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the preparation of DeepGreen’s financial statement for the years ended December 31, 2020 and 2019 and three months ended March 31, 2021 that were included in the proxy statement/prospectus filed with the SEC on August 13, 2021, as well as the financial statements for the six months ended June 30, 2021 that were included in our Current Report on Form 8-K, as amended, filed with the SEC on September 15, 2021, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, March 31, 2021 and June 30, 2021 which related to deficiencies in the design and operation of the financial statement close and reporting controls, including maintaining sufficient written policies and procedures and the need to use appropriate technical expertise when accounting for complex or non-routine transactions. In the process of preparing the Company’s third quarter 2021 financial statements, management discovered misstatements related to the understatement of exploration expense and overstatement of stock option expenses related to the three-month period ended March 31, 2021 and six-month period ended June 30, 2021. Management had concluded that this material weakness was due to the fact that, prior to the Business Combination, we were a private company with limited resources. As part of the review of our disclosure controls and procedures discussed above, management concluded that, as of March 31, 2023, this material weakness was remediated through the operation over time of the previously disclosed remediation items that were implemented by the end of 2022.

Changes in Internal Control over Financial Reporting

Other than the remediated control weakness explained above, there were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2021, we commenced litigation in the New York Supreme Court, New York County against two investors who failed to fund their investment commitments in connection with the closing of the Business Combination. These actions are captioned Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ethos Fund I, LP, Ethos GP, LLC, Ethos DeepGreen PIPE, LLC, and Ethos Manager, LLC, Index No. 655527/2021 (N.Y. Sup. Ct.) and Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc. v. Ramas Capital Management, LLC, Ramas Energy Opportunities I, LP, Ramas Energy Opportunities I GP, LLC, and Ganesh Betanabhatla, Index No. 655528/2021 (N.Y. Sup. Ct.). The operative complaints allege that the investors breached the relevant subscription agreement and that the investors’ affiliates tortiously interfered with the subscription agreements by causing the investor not to fund its contractual obligations. We are seeking compensatory damages (plus interest), equitable relief, expenses, costs, and attorneys’ fees. On December 17, 2021, the defendants at Ethos moved to dismiss the complaint which was unsuccessful. The matter is proceeding into the discovery phase.  There can be no assurances, however, that we will be successful in our efforts against these investors.

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

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The complaint alleges that we breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  We deny any allegations of wrongdoing and filed a motion to dismiss on March 31, 2023.  There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.	RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K filed on March 27, 2023. There have been no material changes from or additions to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed on March 27, 2023. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On February 23, 2023, we issued 10,850,000 common shares priced at $1.00 per share to Allseas as payment for the third milestone amounting to $10 million and additional costs owed to Allseas under the PMTA.  The common shares were issued pursuant to and in accordance with the exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

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

			Form 8-K (Exhibit 10.1)	2/17/2023	001-39281
10.2†	Royalty Agreement, dated February 21, 2023, by and among TMC the metals company Inc., Nauru Ocean Resources Inc. and Low Carbon Royalties Inc.		Form 8-K (Exhibit 10.1)	2/22/2023	001-39281
10.3†	Investor Rights Agreement, dated February 21, 2023, by and among TMC the metals company Inc., Brian Paes-Braga and Low Carbon Royalties Inc.		Form 8-K (Exhibit 10.2)	3/27/2023	001-39281
10.4	Unsecured Credit Facility, dated March 22, 2023, by and between TMC the metals company Inc. and Argentum Credit Virtuti GCV		Form 10-K (Exhibit 10.31)	03/27/2023	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

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

TMC THE METALS COMPANY INC.

Date: May 11, 2023	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer