Form 10-Q
period 2023-06-30
TMC the metals Co Inc.
filed 2023-08-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the registrant had 292,921,670 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended June 30, 2023

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”), on March 27, 2023 (the “2022 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings we make with the SEC, including in this Quarterly Report on Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		June 30,	December 31,
ASSETS	Note	2023	2022
Current
Cash		$20,006	$46,842
Receivables and prepayments		1,637	2,760
		21,643	49,602
Non-current
Exploration contracts		42,900	43,150
Equipment		1,970	2,025
Investment	6	8,644	—
		53,514	45,175

TOTAL ASSETS		$75,157	$94,777

LIABILITIES
Current
Accounts payable and accrued liabilities		18,113	41,614
		18,113	41,614
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	8	2,314	983
TOTAL LIABILITIES		$31,102	$53,272

EQUITY
Common shares (unlimited shares, no par value – issued: 281,136,415 (December 31, 2022 – 266,812,131))		345,775	332,882
Special Shares		—	—
Additional paid in capital		188,722	184,960
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(489,226)	(475,121)
TOTAL EQUITY		44,055	41,505

TOTAL LIABILITIES AND EQUITY		$75,157	$94,777

Nature of Operations (Note 1)

Contingent Liabilities (Note 13)

Subsequent Events (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2023	2022(1)	2023	2022(1)
Operating expenses
Exploration and evaluation expenses	7	$8,098	$10,241	$15,267	$17,678
General and administrative expenses		5,131	8,087	11,345	16,557
Operating loss		13,229	18,328	26,612	34,235

Other items
Equity-accounted investment loss	6	137	—	356	—
Gain on disposition of asset	6	—	—	(13,750)	—
Change in fair value of warrants liability	8	787	(5,730)	1,331	(542)
Foreign exchange loss (gain)		23	(22)	52	—
Interest income		(319)	(192)	(773)	(192)
Fees and interest on credit facility	11	250	—	277	—

Net Loss and comprehensive loss for the period		$14,107	$12,384	$14,105	$33,501

Net Loss per share - basic and diluted	10	$0.05	$0.05	$0.05	$0.15

Weighted average number of common shares outstanding – basic and diluted		281,323,151	227,119,216	276,702,050	226,600,186
(1)	The comparative figures in exploration and evaluation expenses and general and administrative expenses have been adjusted to conform to the current period’s presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
March 31, 2023	280,618,285	$345,090	$—	$—	$186,796	$(1,216)	$(475,119)	$55,551
Conversion of restricted share units, net of shares withheld for taxes (Note 9)	434,558	591	—	—	(561)	—	—	30
Share purchase under Employee Share Purchase Plan (Note 9)	83,572	94	—	—	(45)	—	—	49
Share-based compensation (Note 9)	—	—	—	—	2,532	—	—	2,532
Loss for the period	—	—	—	—	—	—	(14,107)	(14,107)
June 30, 2023	281,136,415	$345,775	$—	$—	$188,722	$(1,216)	$(489,226)	$44,055

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
March 31, 2022	226,780,843	$298,263	$—	$—	$107,952	$(1,216)	$(325,274)	$79,725
Exercise of stock options (Note 9)	18,461	22	—	—	(10)	—	—	12
Conversion of restricted share units, net of shares withheld for taxes (Note 9)	316,725	705	—	—	(705)	—	—	—
Share purchase under Employee Share Purchase Plan (Note 9)	42,426	66	—	—	(10)	—	—	56
Share-based compensation (Note 9)	—	—	—	—	6,305	—	—	6,305
Expenses to be settled in share-based payments	—	—	—	—	(45)	—	—	(45)
Loss for the period	—	—	—	—	—	—	(12,384)	(12,384)
June 30, 2022	227,158,455	$299,056	$—	$—	$113,487	$(1,216)	$(337,658)	$73,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2022	266,812,131	$332,882	$—	$—	$184,960	$(1,216)	$(475,121)	$41,505
Conversion of restricted share units, net of shares withheld for taxes (Note 9)	3,390,712	3,405	—	—	(3,375)	—	—	30
Share purchase under Employee Share Purchase Plan (Note 9)	83,572	94	—	—	(45)	—	—	49
Expenses settled with share-based payments	—	—	—	—	2,875	—	—	2,875
Shares issued to Allseas (Note 6)	10,850,000	9,394	—	—	—	—	—	9,394
Share-based compensation (Note 9)	—	—	—	—	4,307	—	—	4,307
Loss for the period	—	—	—	—	—	—	(14,105)	(14,105)
June 30, 2023	281,136,415	$345,775	$—	$—	188,722	$(1,216)	$(489,226)	$44,055

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2022	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$—	$102,073	$(1,216)	$(304,157)	$92,751
Exercise of stock options (Note 9)	18,461	22	—	—	(10)	—	—	12
Conversion of restricted share units, net of shares withheld for taxes (Note 9)	1,665,075	2,917	—	—	(2,995)	—	—	(78)
Share purchase under Employee Share Purchase Plan (Note 9)	42,426	66	—	—	(10)	—	—	56
Share-based compensation (Note 9)	—	—	—	—	14,429	—	—	14,429
Loss for the period	—	—	—	—	—	—	(33,501)	(33,501)
June 30, 2022	227,158,455	$299,056	$—	$—	113,487	$(1,216)	$(337,658)	$73,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Six months ended	Six months ended
		June 30,	June 30,
	Note	2023	2022
Cash provided by (used in)

Operating activities
Loss for the period		$(14,105)	$(33,501)
Items not affecting cash:
Amortization		175	189
Expenses settled with share-based payments	9	4,307	12,746
Equity-accounted investment loss	6	356	—
Change in fair value of warrants liability	8	1,331	(542)
Gain on disposition of asset	6	(13,750)	—
Unrealized foreign exchange		(17)	29
Changes in working capital:
Receivables and prepayments		1,123	(1,089)
Accounts payable and accrued liabilities		(11,277)	(15,955)
Net cash used in operating activities		(31,857)	(38,123)

Investing activities
Cash received from investment in Low Carbon Royalties	6	5,000	—
Acquisition of equipment		(75)	(452)
Net cash provided by (used in) investing activities		4,925	(452)

Financing activities
Proceeds from employee stock plans		49	56
Proceeds from exercise of stock options		—	12
Proceeds from issuance of shares		30	—
Taxes withheld and paid on share-based compensation		—	(78)
Net cash provided by (used in) financing activities		79	(10)

Decrease in cash		$(26,853)	$(38,585)
Impact of exchange rate changes on cash		17	(29)
Cash - beginning of period		46,842	84,873
Cash - end of period		$20,006	$46,259

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

Certain comparative figures for exploration and evaluation expenses (Note 7) and general and administrative expenses have been reclassified to conform to the current period’s presentation.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 9), as well as the valuation of warrants liability (Note 8) and valuation of the investment in Low Carbon Royalties Inc. (“Low Carbon Royalties”) (Note 6). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023, and 2022.

As at June 30, 2023, and December 31, 2022, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. These warrants are valued at fair value, which is disclosed in Note 8.

5.Significant Accounting Policies Adopted During the Period

Investments

The Company consolidates investments over which it has control in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Where the Company does not have control over the investment, but has significant influence, the Company records the investment in accordance with ASC 323, Investments-Equity Method and Joint Ventures (“ASC 323”) whereby, after recording the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. The value of the equity method investments is impaired if it is determined that there is an other-than-temporary decline in value.  Investments over which the Company does not have control nor significant influence are recorded at cost.

6.Strategic Partnerships

Strategic Alliance with Allseas

On February 13, 2023, the Company entered into a Fifth Amendment to the Pilot Mining Test Agreement (the “PMTA”) and Third Amendment to SAA (“Fifth Amendment”), which was effective as of February 8, 2023, with DGE, DeepGreen Metals Inc. and Allseas. The Fifth Amendment relates to the Company’s settlement of the third and final payment of $10 million due to Allseas upon successful completion of the trial of the pilot mining test system (the “PMTS”) in NORI Area D and certain other costs due to Allseas under the PMTA through the issuance of 10,850,000 common shares to Allseas, priced at $1.00 per share. On February 23, 2023, the Company settled the third milestone payment of $10 million and additional PMTS overage charges amounting to $0.9 million by issuing 10.9 million of its common shares to Allseas.

As at June 30, 2023, Allseas owned 33.5 million TMC common shares (2022: 23.7 million TMC common shares) which constituted 12% (2022: 8.9%) of total common shares outstanding. The above-mentioned shareholding excludes 11,578,620 common shares which were issued to Allseas on August 9, 2023, upon the exercise of the warrant and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022 (refer “Allseas Warrant”, Note 8). The above shareholding also excludes 4.15 million common shares which will be issued to Allseas, as consideration on the closing of the Exclusive Vessel Use Agreement (Note 15).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Agreement”) with Low Carbon Royalties, a private corporation formed under the laws of British Columbia, Canada, to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets. In connection with the Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the Clarion Clipperton Zone of the Pacific Ocean in which NORI currently holds exclusive exploration rights for polymetallic nodules from the ISA to Low Carbon Royalties. The Company retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversaries of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%.  At the Closing Date, Low Carbon Royalties also owned a 1.6% gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each has a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

The Company has accounted for the investment in Low Carbon Royalties in accordance with ASC 323-10 and has thus applied the equity method of accounting to this investment. When considering the royalty liability instrument as well as the embedded repurchase features, management has elected to account for the royalty liability under the fair value option in accordance with ASC 825-10.

On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America, increasing its total gross overriding royalty on the existing first license block from 1.56% to 3.13% and acquiring a gross overriding royalty of 1.44% on a new second license block.  The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% from 35%.

Based on the fair value of the NORI Royalty and the cash received on the Closing Date, the Company recorded $9 million as investment in Low Carbon Royalties. For the three and six months ended June 30, 2023, the Company’s share of the net loss generated by the Low Carbon Royalties was $0.1 million and $0.4 million, respectively.

Investment
Fair value of NORI Royalty	$14,000
Cash received	$(5,000)
Cost of Investment on Closing Date	$9,000
Equity-accounted investment loss for the period	(356)
Investment as at June 30, 2023	$8,644

The net consideration received of $14 million exceeded the NORI Exploration Contract’s carrying value of $0.25 million, resulting in a gain on disposition of asset of $13.75 million recorded in the Company’s first quarter of 2023 Statements of Loss (Income) and Comprehensive Loss (Income). NORI is in the exploration phase of the project and under the Company’s policy, exploration spending is expensed.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

7.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended June 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$1,909	$—	$—	$1,909
Exploration Labor	1,167	41	136	1,344
Share-Based Compensation (Note 9)	1,260	43	132	1,435
Mining, Technological and Process Development	1,969	—	197	2,166
Prefeasibility Studies	421	—	—	421
Sponsorship, Training and Stakeholder Engagement	489	45	222	756
Other	67	—	—	67
	$7,282	$129	$687	$8,098

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended June 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$3,868	$—	$—	$3,868
Exploration Labor	823	175	181	1,179
Share-Based Compensation (Note 9)	2,027	441	444	2,912
Mining, Technological and Process Development	201	34	22	257
PMTS	1,125	136	136	1,397
Sponsorship, Training and Stakeholder Engagement	209	51	179	439
Other	164	—	25	189
	$8,417	$837	$987	$10,241

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the six months ended June 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$4,527	$—	$—	$4,527
Exploration Labor	2,245	86	269	2,600
Share-Based Compensation (Note 9)	2,088	69	215	2,372
Mining, Technological and Process Development	2,987	—	302	3,289
Prefeasibility Studies	805	—	—	805
Sponsorship, Training and Stakeholder Engagement	903	121	459	1,483
Other	191	—	—	191
	$13,746	$276	$1,245	$15,267

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the six months ended June 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$5,174	$—	$—	$5,174
Exploration Labor	1,609	374	362	2,345
Share-Based Compensation (Note 9)	4,020	893	899	5,812
Mining, Technological and Process Development	490	42	41	573
PMTS	2,235	268	268	2,771
Sponsorship, Training and Stakeholder Engagement	354	86	221	661
Other	295	5	42	342
	$14,177	$1,668	$1,833	$17,678

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

8.Warrants

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

Public Warrants

As at June 30, 2023, 15,000,000 (June 30, 2022 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

As at June 30, 2023, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at June 30, 2023, 9,500,000 Private Warrants were outstanding (December 31, 2022 - 9,500,000).

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

As at June 30, 2023, the fair value of outstanding Private Warrants of $2.3 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2022	$983
Increase in fair value of warrants liability	1,331
Warrants liability as at June 30, 2023	$2,314

As at June 30, 2023 and December 31, 2022, the fair value of the Private Warrants was estimated using the following assumptions:

	June 30,	December 31,
	2023	2022
Exercise price	$11.50	$11.50
Share price	$1.63	$0.77
Volatility	80.83%	88.05%
Term (years)	3.19	3.69
Risk-free rate	4.33%	4.04%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and six months ended June 30, 2023.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Allseas Warrant

The Allseas warrant vested and became exercisable upon the successful completion of the PMTS in November 2022. On July 26, 2023, the Allseas warrant was exercised resulting in the issuance of 11,578,620 common shares of the Company on August 9, 2023, once the payment of $115.8 thousand warrant fee was received from Allseas.

9.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of June 30, 2023, is 44,372,170 common shares, including 10,672,485 shares added to the Plan in January 2023 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Stock options

As at June 30, 2023, there were 15,356,340 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). No stock options were exercised or granted during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively (three and six months ended June 30, 2022 - $3.6 million and $7.4 million, respectively), of share-based compensation expense for stock options in the statement of loss and comprehensive loss. For the three and six months ended June 30, 2023, a total of $56 thousand and $138 thousand, respectively, of this share-based compensation expense recognized was related to exploration and evaluation activities (three and six months ended June 30, 2022 - $1.9 million and $3.9 million, respectively). The amount of this share-based compensation expense recognized related to general and administration matters for three and six months ended June 30, 2023 was $60 thousand and $176 thousand, respectively (three and six months ended June 30, 2022 - $1.7 million and $3.5 million, respectively).

Restricted Share Units

The details of restricted share units (“RSUs”) granted during the three and six months ended June 30, 2023 are described below.

	Three months		Six months
	ended June 30,		ended June 30,
Vesting Period	2023	2022	2023	2022
Vesting immediately(1)(2)	—	255,749	3,237,710	1,713,153
Vesting fully on the anniversary of the grant date(3)	1,014,349	476,189	1,014,349	476,189
Vesting in thirds on each anniversary of the grant date(4)	—	—	8,683,486	369,394
Vesting in fourths on each anniversary of the grant date	—	—	343,750	527,800
(1)	Of the 3,237,710 units vesting immediately granted during the first quarter of 2023, 3,222,086 units were issued to settle liabilities with a carrying amount of $2.9 million, at a weighted average grant date fair value of $0.89 per RSU.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

(2)	Of the 3,237,710 units vesting immediately granted during the first quarter of 2023, 23,438 units granted to consultants, (three and six months ended June 30, 2022: 255,749 units and 640,581 units, respectively) resulting in $23 thousand (three and six months ended June 30, 2022: $0.6 million and $1.2 million, respectively) charged to professional and consulting fees under general and administration expenses. The Company also granted 15,625 immediately vesting units to consultants during the first quarter of 2023 as a prepayment for the services (three and six months ended June 30, 2022: nil). The amortization of the prepayment amounting to $15 thousand was recorded in second quarter of 2023 as professional and consulting fees under general and administration expenses (three and six months ended June 30, 2022: nil).
(3)	During the three and six months ended June 30, 2023, an aggregate of 1,014,349 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vest upon the Company’s 2024 annual shareholders meeting. The total fair value of units granted as annual grants to the non-employee directors amounted to $700,000.
(4)	During the three and six months ended June 30, 2023, the Company granted nil and 8,645,465 units, respectively, as payment for the 2022 LTIP awards and 38,021 units as a sign-on grant. The 2021 LTIP awards were granted in the fourth quarter of 2021 and totaled 3,500,000 units.

During the three and six months ended June 30, 2023, a total of $2.4 million and $4.0 million, respectively (three and six months ended June 30, 2022 - $2.1 million and $4.0 million, respectively), was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs. For the three and six months ended June 30, 2023, a total of $1.4 million and $2.3 million, respectively, of this share-based compensation expense recognized was related to exploration and evaluation activities (three and six months ended June 30, 2022 - $1 million and $1.9 million respectively). The amount of this share-based compensation expense recognized related to general and administration matters for three and six months ended June 30, 2023 was $1 million and $1.7 million, respectively (three and six months ended June 30, 2022 - $1.1 million and $2.1 million, respectively). As at June 30, 2023, total unrecognized share-based compensation expense for RSUs was $11.5 million (December 31, 2022 - $6.1 million).

As at June 30, 2023, an aggregate of 551,075 vested units were outstanding and due to be converted into common shares.

Employee Share Purchase Plan

As of June 30, 2023, there were 7,922,445 common shares reserved for issuance under the Employee Stock Purchase Plan (the “ESPP”), including 2,668,121 shares added to the ESPP in January 2023 pursuant to the ESPP’s automatic annual increase provision. An aggregate of 201,501 of the reserved common shares have been issued under the ESPP. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and six months ended June 30, 2023, a total of $28 thousand and $47 thousand, respectively, was charged to the condensed consolidated statement of loss and comprehensive loss (for three and six months ended June 30, 2022: $23 thousand) as share-based compensation expense for ESPP issuances. For the three and six months ended June 30, 2023, a total of $19 thousand and $26 thousand, respectively, of this recognized share-based compensation expense was related to exploration and evaluation activities (three and six months ended June 30, 2022 - $8 thousand). The amount of this share-based compensation expense related to general and administration matters for three and six months ended June 30, 2023 was $9 thousand and $21 thousand, respectively (three and six months ended June 30, 2022 - $15 thousand). On May 31, 2023, the Company issued 83,572 common shares to its employees, thereby converting employee payroll contributions over the previous six months into shares, as prescribed in its ESPP program (in the three and six months ended June 30, 2022, 42,426 common shares were issued).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

10.Loss per Share

Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive. Anti-dilutive equivalent common shares were as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2023	2022
Outstanding options to purchase common shares	25,140,262	25,259,560
Outstanding RSUs	13,661,066	5,262,330
Outstanding shares under ESPP	46,011	13,885
Outstanding warrants	36,078,620	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	211,165,923	202,854,359

11.Credit Facility with Allseas Affiliate

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“Credit Facility”), with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity.  On July 31, 2023, the maturity date of this Credit Facility was extended to November 30, 2024. The Credit Facility also contains customary events of default.

During the three and six months ended June 30, 2023, the Company had not drawn any amount from the Credit Facility and has incurred $0.3 million as underutilization fees, which would be payable only in the event the Credit Facility is not drawn down upon at the time such fees are payable.

12.Related Party Transactions

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and six months ended June 30, 2023 totaled $69 thousand and $138 thousand, respectively (three and six months ended June 30, 2022 - $69 thousand and $138 thousand, respectively), out of which for three and six months ended June 30, 2023 a total of $55 thousand $110 thousand, respectively (three and six months ended June 30, 2022 - $55 thousand and $110 thousand, respectively), is disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $14 thousand and $28 thousand, respectively, for three and six months ended June 30, 2023 is disclosed as general and administration expenses (three and six months ended June 30, 2022 - $14 thousand and $28 thousand, respectively). As at June 30, 2023, the amount payable to SSCS was $nil (December 31, 2022 - $23 thousand).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three and six months ended June 30, 2023 amounted to $94 thousand and $188 thousand, respectively (three and six months ended June 30, 2022 -$94 thousand and $188 thousand, respectively), out of which for three and six months ended June 30, 2023 a total of $42 thousand $84 thousand, respectively (three and six months ended June 30, 2022 - $47 thousand and $94 thousand, respectively), is disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $52 thousand and $103 thousand, respectively, for three and six months ended June 30, 2023 is disclosed as general and administration expenses (three and six months ended June 30, 2022 - $47 thousand and $94 thousand, respectively).  As at June 30, 2023, the amount payable to Ocean Renaissance was $nil (December 31, 2022 - $nil).

During the three and six months ended June 30, 2023, Allseas provided the Company with engineering and project management services totaling $1.9 million and $2.9 million respectively, recorded as mining, technological and process development within exploration and evaluation expenses (Note 7).  For the three and six months ended June 30, 2022, Allseas managed and delivered the PMTS project, with services totaling $1.3 million and $2.6 million, respectively, recorded as PMTS within exploration and evaluation expenses (Note 7).  As at June 30, 2023, the amount payable to Allseas was $3.7 million (June 30, 2022 – prepaid amount of $3.1 million).

During the three and six months ended June 30, 2023, the Company had not drawn from the Credit Facility with the affiliate of Allseas, and has incurred $0.3 million as underutilization fees which would be payable only in the event the Credit Facility is not drawn down at the time such fees are payable (Note 11),

13.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period.  The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the next five-year plan.  NORI has estimated its work plan for 2023 to be approximately $25 million, which may be settled in cash or equity with its various vendors.  The cost of the estimated work plan for 2024 onwards is dependent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area.  Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date.

Marawa Option Agreement and Services Agreement

Through DGE’s Marawa Option Agreement and separate Services Agreement with Marawa with respect to the Marawa Area, Marawa and DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA for a five-year plan and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. The Company expects to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear.  Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company, one of our executives and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. The Plaintiff is seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On September 26, 2022, the motion to dismiss was fully briefed and on July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that the Company or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against the Company in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023.  The amended complaint alleges that the Company breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. There is no assurance, however, that the Company will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

15.Subsequent Events

On August 14, 2023, the Company entered into a securities purchase agreement for a registered direct offering of 13,461,540 common shares and the issuance of Class A warrants to purchase 6,730,770 common shares for expected gross proceeds received of approximately $26.9 million and expected net proceeds received of approximately $25.9 million, after deducting underwriting discounts and commissions and other offering expenses payable. In addition, certain investors may purchase up to an aggregate of 5,500,000 additional common shares and accompanying Class A warrants to purchase up to an aggregate of 2,750,000 additional common shares upon notice to the Company on or before September 15, 2023, if the closing price of the common shares on the trading day before such investor’s notice is $3.00 or less for an aggregate of up to an additional $11 million.

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the Hidden Gem to the Company in support of the development of the Project Zero Offshore System until the system is completed or December 31, 2026, whichever is earlier. In consideration of the exclusivity term, the Company will issue 4.15 million common shares to Allseas.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I  of the 2022 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023 and 2022, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

These four metals contained in the polymetallic nodules are critical for the transition to low-carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

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

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which has developed and successfully tested the pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022, with experience from this testing program informing the design of upgrades and modifications of the pilot system for conversion into the initial smaller scale commercial production system which is expected to serve as the basis for the design of a full-scale commercial production system, and (ii) Glencore International AG (“Glencore”) which holds offtake rights to 50% of nickel and copper production from the NORI area processed through a TMC owned and operated production facility. In addition, we have worked with engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were tested as part of our pilot plant program at FLSmidth & Co A/S’s and Xpert Process Solutions’ (“XPS”, a Glencore company) facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.  In November 2022, we entered into a non-binding memorandum of understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. Subject to entering into a binding arrangement with PAMCO, the toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (“RKEF”) processing line and produce two products: nickel-copper-cobalt alloy — an intermediate product used as feedstock to produce Li-ion battery cathodes — and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with suitable port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

We are currently focused on preparing to submit our application to the ISA for our first exploitation contract for the NORI Area D contract area following the July 2024 meetings of the ISA’s twenty-ninth session. Assuming a one-year review process, we expect to be in production in the fourth quarter of 2025 if the application is approved. To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing a commercial offshore nodule collection system, (iii) assessing the ESG impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy product and/or end-products like nickel and cobalt sulfates, and copper cathode.

Developments after the Second Quarter 2023

Below are some of the major developments that occurred up to the date of filing of this second quarter 2023 Report on Form 10-Q:

Estimated Timeline to Finalization of Application to the ISA for an Exploitation Contract for NORI Area D:

In July 2023, the ISA Council announced reaching a consensus decision agreeing on a roadmap towards adopting final rules, regulations, and procedures (RRPs, also known as the Mining Code) to allow for the exploitation of seafloor resources. The ISA intends to adopt the Mining Code during its thirtieth session in 2025, or earlier if ready.

NORI intends to submit an application to the ISA for an exploitation contract for NORI Area D following the conclusion of the July 2024 meeting of the ISA’s twenty-ninth session. Assuming a one-year review process, we expect to be in production in the fourth quarter of 2025, if the application is approved.  After consideration of feedback received from the ISA’s Legal and Technical Commission (LTC) following the pilot nodule collection tests, we plan to further add to our growing body of environmental data by conducting a post-collection test monitoring campaign this year in NORI Area D and use the findings thereof as part of the initial application.  This campaign was originally planned to be part of NORI’s Environmental Management and Monitoring Plan (EMMP) that will be submitted to the ISA following the initial application. We believe the findings of this campaign will strengthen the quality of the required Environmental Impact Statement and EMMP by providing additional information on the environmental regeneration of the collection test area. Based on observations during the 2022 post-collection test monitoring campaign as well as information shared by other contractors, we expect that the findings of this additional campaign will further enhance the quality of the application.

TMC Announces Registered Direct Offering for $26.9 million:

On August 14, 2023, we announced that we entered into a securities purchase agreement for a registered direct offering of 13,461,540 of our common shares and Class A warrants to purchase 6,730,770 common shares for expected gross proceeds to us of $26.9 million and expected net proceeds to us of $25.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  In addition, certain investors may purchase up to an aggregate of 5,500,000 additional common shares and accompanying Class A warrants to purchase up to an aggregate of 2,750,000 additional common shares upon notice to the Company on or before September 15, 2023, if the closing price of the common shares on the trading day before such investor’s notice is $3.00 or less for an aggregate of up to an additional $11 million.

Extension of Credit Facility with Allseas Affiliate:

On July 31, 2023, the Company entered into the Amendment to the Unsecured Credit Facility with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, to extend the credit facility to November 30, 2024 (as amended, the “Credit Facility”).  Under the Credit Facility, we may borrow from the Lender up to $25,000,000 in the aggregate through November 30, 2024.

Developments with our Allseas Partnership:

In the fourth quarter of 2022, we successfully tested the pilot nodule collection system in NORI Area D.  As a result of lifting to the production vessel, Hidden Gem, of more than 3,000 tonnes of wet nodules during these tests, Allseas and NORI believe that they can upgrade the pilot nodule collection system, including the Hidden Gem, into the first production system, which we refer to as the Project Zero Offshore System.

In August 2023, we announced that Allseas and NORI are now executing on a plan designed to increase the maximum production capacity of the Project Zero Offshore System from the previous estimate of 1.3 million wet tonnes per annum to an estimated 3.0 million wet tonnes per annum in stepped increments based on Allseas’ estimates – a potential increase of 130%.  The upgrades are expected to include the addition of a second 15-meter collector vehicle, the use of a wider diameter riser pipe from the seafloor to the surface, implementation of a larger compressor spread and improvements to the system designed to further mitigate its environmental impacts. Capacity is expected to be increased over time as production and experience milestones are met, which we believe will help manage operational risk, minimize up-front capital expenditure requirements and allow for staged increases in capacity as environmental review thresholds are met. Most of these capacity improvements are expected to occur after NORI’s application for an exploitation contract over NORI Area D is ready for submission to the ISA.

In furtherance of our non-binding term sheet entered into in March 2022 with Allseas, we continue our discussions with Allseas regarding these upgrades and the development of the Project Zero Offshore System and anticipate reaching a definitive agreement with Allseas before the end of 2023. The definitive agreement is expected to include further detail on pre-production system development and post-production costs. There can be no assurances, however, that we will enter into a definitive agreement(s) with Allseas in a particular time period, or at all, or on terms similar to those currently expected, or that if such definitive agreement(s) is entered into that the Project Zero Offshore System will be successfully developed or operated.

In addition, on August 1, 2023, we entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the Hidden Gem to us in support of the development of the Project Zero Offshore System until the system is completed or December 31, 2026, whichever is earlier.  In consideration of the exclusivity term, we will issue 4.15 million common shares to Allseas. We expect that the definitive agreement with Allseas discussed above will extend the exclusive use of the Hidden Gem.

NORI Publishes Biodiversity Data:

In July 2023, NORI published the first wave of its research data collected from the NORI Area D exploration area to UNESCO’s Ocean Biodiversity Information System (OBIS).  With this publication, NORI is now the single largest contributor of biological occurrence data to the OBIS ISA-node, increasing biodiversity records available for the CCZ by about 150%.

Industry Update

ISA Developments:

As we previously disclosed, the ISA did not provisionally adopt and approve the final rules, regulations and procedures (“RRPs” or the “Mining Code”) for the exploitation of seafloor resources by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map to continue the elaboration of the Mining Code with a view to its adoption during the thirtieth session of the ISA in 2025, with the potential for earlier adoption during the twenty-ninth session of the ISA in 2024 if the Mining Code is ready for adoption.  The road map includes three scheduled ISA Council meetings through July 2024 to progress the Mining Code. There can be no assurances, however, that the Mining Code will be adopted within these timelines, or at all.

Consistent with Nauru’s rights, as the sponsoring state of NORI, under UNCLOS and the 1994 agreement relating to the implementation of Part XI of UNCLOS, NORI reserves its right to submit a plan of work for exploitation, in the absence of the adoption of the final Mining Code pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 agreement relating to the implementation of Part XI of UNCLOS, the possibility of which was recognized in ISA Council decisions ISBA/28/C/24 and ISBA/28/C/25. There can be no assurances, however, that the ISA will provisionally approve our plan of work or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

Assuming submission of an application for a plan of work for exploitation following the July 2024 meeting of the ISA and the ISA’s timely review and approval thereof, the Company expects its first production of nodules from NORI Area D to be in the fourth quarter of 2025. There can be no assurances, however, if the ISA will approve an application, or the plan of work included therein, and/or issue an exploitation contract.

The Business Combination

On September 9, 2021, we completed the Business Combination with SOAC. The transaction resulted in the combined company being renamed “TMC the metals company Inc.” and the combined company’s common shares and public warrants to purchase common shares (the “Public Warrants”) commenced trading on Nasdaq on September 10, 2021, under the symbols “TMC” and “TMCWW,” respectively. As a result of the Business Combination, we received gross proceeds of approximately $137.6 million.

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

TOML Exploration Contract

TOML, our wholly owned subsidiary, was granted an exploration contract on January 11, 2012 by the ISA and sponsored by Tonga pursuant to the TOML Exploration Contract. The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. DGE, our wholly owned subsidiary, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration and exploitation (if awarded) rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred.  We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2022 Annual Report on Form 10-K, as further updated and/or supplemented in subsequent filings with the SEC, including under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Impact of Global Inflation

In 2022, the global inflation rate rose sharply and higher inflation is continuing in 2023. Marine fuel prices and vessel day rates were higher year-over-year and have increased our exploration expenses beyond what we had originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of approximately $14.1 million for both the three and six months ended June 30, 2023, compared to a net loss of $12.4 million and $33.5 million in the same periods of 2022, respectively. We have an accumulated deficit of approximately $489.2 million from inception through June 30, 2023.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We expect to generate revenue once NORI receives an exploitation contract from the ISA, anticipated within one year from our expected submission to the ISA, following the July 2024 meeting of the ISA.  The application for an exploitation contract will include a plan of work for exploitation for NORI Area D, with first revenue anticipated once we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of compensation for employees, consultants and directors, including wages and salaries, share-based compensation, consulting fees, investor relations expenses, expenses related to advertising and marketing functions, insurance costs, office and sundry expenses, professional fees (including legal, audit and tax fees), travel expenses and transfer and filing fees.

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

Interest Income/Expense

Interest income consists primarily of interest income earned on our cash and cash equivalents. The Credit Facility with Allseas remains undrawn as at June 30, 2023.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2022 Annual Report on Form 10-K.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	For the Three Months Ended			For the Six Months Ended
(Dollar amounts in thousands, except as noted)	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Exploration and evaluation expenses	$8,098	$10,241	(21)%	$15,267	$17,678	(14)%
General and administrative expenses	5,131	8,087	(37)%	11,345	16,557	(31)%
Equity-accounted investment loss	137	-	N/A	356	—	N/A
Gain on disposition of asset	-	-	N/A	(13,750)	—	N/A
Change in fair value of warrants liability	787	(5,730)	114%	1,331	(542)	346%
Foreign exchange loss (gain)	23	(22)	205%	52	—	N/A
Interest income	(319)	(192)	66%	(773)	(192)	303%
Fees and interest on credit facility	250	—	N/A	277	—	N/A
Net Loss for the period	$14,107	$12,384	14%	$14,105	$33,501	(58)%

Three Months ended June 30, 2023 compared to Three Months ended June 30, 2022

We reported a net loss of approximately $14.1 million in the second quarter of 2023, compared to a net loss of $12.4 million in the same period of 2022.  The following explains the major reasons for the net loss reported in the second quarters of both 2023 and 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended June 30, 2023 were $8.1 million, compared to $10.2 million for the same period in 2022. The decrease of $2.1 million was primarily due to a reduction in share-based compensation of $1.5 million in the second quarter of 2023, as the cost of the long-term incentive plan (LTIP) options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of short-term incentive plan (STIP) sign-up options granted in 2021, a reduction of $1.4 million on the PMTS and $1.9 million on environmental studies, as the collector test was completed in November 2022 and reduced exploration activities in 2023.  This was offset by $0.4 million spent in the 2023 period on prefeasibility studies ($nil in 2022) and an increase in mining, technological and process development of $1.9 million due to engineering work which commenced in the fourth quarter of 2022.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2023 were $5.1 million, compared to $8.1 million for the same period in 2022. The decrease of $3.0 million in G&A expenses was mainly the result of lower share-based compensation in the 2023 period as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 and a decrease in insurance costs incurred during the second quarter of 2023.  This decrease was partially offset by higher G&A expenses in the second quarter of 2023, reflecting an increase in personnel, travel and other expenses.

Change in Fair Value of Warrants Liability

The change in fair value of our Private Warrants liability during the second quarter of 2023 resulted in a charge of $0.8 million, reflecting an increase of 67% in the price of our Public Warrants in the second quarter of 2023. This compares to a credit of $5.7 million in the comparative quarter of 2022, reflecting a decrease of 67% in the price of our Public Warrants in this period.  The warrants liability was initially recorded as part of the Business Combination.

Six Months ended June 30, 2023 compared to Six Months ended June 30, 2022

We reported a net loss of $14.1 million in the first half of 2023, compared to a net loss of $33.5 million in the same period of 2022.  The following explains the major reasons for the reduction in the net loss in the first half of 2023.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the six months ended June 30, 2023 were $15.3 million, compared to $17.7 million for the same period in 2022. The decrease of $2.4 million was primarily due to a reduction in share-based compensation of $3.4 million in the first half of 2023, as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021, a reduction of $2.8 million on the PMTS and $0.6 million on environmental studies, as the collector test was completed in November 2022 and reduced exploration activities in 2023.  This was offset by an increase in mining, technological and process development of $2.7 million due to engineering work which commenced in the fourth quarter of 2022, spending in the first half of 2023 of $0.8 million on prefeasibility studies ($nil in 2022) and an increase in sponsorship and training activities in 2023 of $0.8 million.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2023 were $11.3 million, compared to $16.6 million for the same period in 2022. The decrease of $5.3 million in G&A expenses in the first half of 2023 was mainly the result of lower share-based compensation in the 2023 period as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 and a decrease in insurance costs incurred during the first half of 2023.  This decrease was partially offset by higher G&A expenses in the first half of 2023, reflecting an increase in personnel, travel and other expenses.

Gain on Disposition of Asset

In the first half of 2023, we reported a gain of $13.75 million on NORI’s contribution in February 2023 of a 2% gross overriding royalty on the NORI project area to Low Carbon Royalties, reflecting the excess of the consideration received from Low Carbon Royalties of $14 million and NORI’s exploration contract carrying value.

Change in Fair Value of Warrants Liability

The change in fair value of our Private Warrants liability during the first half of 2023 resulted in a charge of $1.3 million. The charge was primarily due to an increase of 150% in the price of our Public Warrants in the first half of 2023. This compares to a credit of $0.5 million in the first half of 2022, reflecting an decrease of 28% in the price of our Public Warrants in this period.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination, which were converted into common shares as part of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross cash proceeds of approximately $137.6 million (approximately $104.5 million net of transaction fees). On August 12, 2022, we completed a private placement raising gross cash proceeds of $30.4 million (approximately $30 million net of transaction fees).  As of June 30, 2023, we had cash on hand of $20.0 million.

We received lower than expected cash proceeds upon closing of the Business Combination resulting from higher-than-expected redemptions of SOAC’s Class A ordinary shares and the default by certain private placement investors in their funding obligations in connection with the closing of the Business Combination. As a result, we revised our work plan to focus on activities necessary to submit an application to the ISA for an exploitation contract, which will include a plan of work for exploitation, for the NORI Area D following the July 2024 meeting of the ISA and stopped and/or deferred work and expenses associated with other activities.

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

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of a commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing ISA provisional approvals and/or exploitation contracts. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance, including the expected net proceeds from the registered direct offering in August 2023, and availability of borrowing under our Credit Facility with an affiliate of Allseas, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected,  due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

In addition, we will, however, need and are seeking additional financing to fund our continued operations over time. These financings could include additional public or private equity, debt financings, equity-linked financings or other sources of financing, including through non-dilutive asset, royalty or project-based and/or asset-based financings. If these financing or other financing sources are not available, or if the terms of financing are less desirable than we expect, or if in insufficient amounts, we may be forced to delay our exploration and/or exploitation activities or further scale back our operations, which could have a material adverse impact on our business and financial prospects.

We estimate that we will require approximately $34 to $44 million of cash in addition to $20 million cash on hand as of June 30, 2023 and the $25.9 million of expected net proceeds from our recently announced registered direct offering assuming no exercise of the Class A warrants issued in the offering and excluding up to $11 million of the securities that may be purchased upon notice to us on or before September 15, 2023 (but not including potential drawdown on the Credit Facility) to submit a high-quality application for an exploitation contract for NORI Area D following the July 2024 meeting of the ISA.  This estimate includes, among other things, the expected costs of:

●	the environmental and social impact assessment (ESIA), including the post-collection test monitoring campaign described above;
●	pre-feasibility studies;
●	layup costs for the Hidden Gem;
●	non-recurring engineering and project management on the Project Zero Offshore System;
●	regulatory and legal, and
●	payroll and other general corporate matters.

This estimate is exclusive of costs expected to be spent subsequent to the submission of the application for an exploitation contract, on more detailed feasibility estimates and to progress the Project Zero Offshore System development as described above. We expect to refine our expected cash needs to prepare for potential commercialization following the time we submit our application to the ISA for an exploitation contract and after we finalize our planned definitive agreement with Allseas discussed above.

On September 16, 2022, we filed a registration statement on Form S-3 with the SEC, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities, before any fees or expenses of the offering, which includes the $30 million that may be sold under the At-the-Market Equity Distribution Agreement and the securities issuable in the recently announced registered direct offering discussed below. Securities that may be sold include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

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

On March 22, 2023, we entered into the Credit Facility with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 to extend the maturity date, pursuant to which, we may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (“SOFR”), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of November 30, 2024. The Credit Facility also contains customary events of default.  As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under this Credit Facility.

On August 14, 2023, we entered into a securities purchase agreement for a registered direct offering of 13,461,540 of our common shares and Class A warrants to purchase 6,730,770 common shares for expected gross proceeds to us of $26.9 million and expected net proceeds to us of $25.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, certain investors may purchase up to an aggregate of 5,500,000 additional common shares and accompanying Class A warrants to purchase up to an aggregate of 2,750,000 additional common shares upon notice to us on or before September 15, 2023, if the closing price of the common shares on the trading day before such investor’s notice is $3.00 or less for an aggregate of up to an additional $11 million.  The purchase price for each common share and Class A warrant to purchase 0.5 common shares is $2.00.  The exercise price of the Class A warrants is $3.00, subject to adjustment as provided in the warrant agreement.

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

On July 26, 2023, the Allseas Warrant was exercised resulting in our issuance of 11.6 million common shares to Allseas in return for the payment of the exercise price of $115.8 thousand. The Allseas Warrant vested and became exercisable upon the successful completion of the PMTS in November 2022.

Cash Flows Summary

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Six Months Ended
(thousands)	June 30,		June 30,
	2023	2022	2023	2022
Net cash (used in) operating activities	$(8,385)	$(22,594)	$(31,857)	$(38,123)
Net cash provided by (used in) investing activities	$(75)	$(242)	$4,925	$(452)
Net cash provided by (used in) financing activities	$79	$68	$79	$(10)
Decrease in cash	$(8,381)	$(22,768)	$(26,853)	$(38,585)

Six Months ended June 30, 2023 compared to Six Months ended June 30, 2022

Cash flows used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $31.9 million, attributable to a loss of $14.1 million in the period, a net change in net operating assets and liabilities of $10.2 million and non-cash adjustments of $7.6 million. Non-cash adjustments primarily consisted of a $13.75 million gain on disposition of assets, partially offset by $4.3 million of expenses settled with share-based payments and $1.3 million related to the increase in the fair value of the Private Warrants, mainly as a result of the increase in the price of our Public Warrants during the first half of 2023. The change in our net operating assets and liabilities was primarily due to a $11.3 million decrease in accounts payable and accrued liabilities in the first half of 2023 due to the timing of supplier payments and an increase in receivables and prepayments of $1.1 million.

Net cash used in operating activities for the six months ended June 30,2022 was $38.1 million, attributable to a loss of $33.5 million in the period, a decrease in net operating assets and liabilities of $17.0 million (of which $16.0 million was due to a decrease in accounts payable and accrued liabilities) and non-cash adjustments of $12.4 million, primarily from the settlement of expenses with share-based payments.

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $4.9 million, primarily reflecting the cash received of $5 million on closing of our investment in Low Carbon Royalties.  In the comparative first half of 2022, cash used in investing activities was $0.5 million for the purchase of equipment.

Cash flows used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, compared to nil in the first half of 2022.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments, with expected production readiness in the fourth quarter of 2025.  NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production.  Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero System production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for an additional production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through June 30, 2023, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million common shares to Allseas, as described below. On July 26, 2023, Allseas exercised its warrant and received 11.6 million TMC common shares for the payment of the exercise price of $115.8 thousand.

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

Credit Facility

As described above, on March 22, 2023 we entered into the Credit Facility with Argentum Credit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25 million pursuant to the terms and conditions of the Credit Facility, which was amended on July 31, 2023 to extend the maturity date to November 30, 2024.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at June 30, 2023.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations. The Plaintiff is seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and have filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On September 26, 2022, the motion to dismiss was fully briefed and on July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

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

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023.  The amended complaint alleges that we breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K filed on March 27, 2023. There have been no material changes from or additions to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed on March 27, 2023, other than the revised risk factors set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.

On March 4, 2023 the United Nations finalized the UN High Seas Treaty. The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the rights granted by the Convention.

To date, no commercial collection (also referred to as “mining,” “exploitation” or “harvesting”) of nodules has occurred on the seabed beyond the limits of national jurisdiction (the “Area”), which includes the CCZ. Moreover, despite the release by the ISA of the Draft Regulations on Exploitation of Mineral Resources (the “Draft Regulations”), finalization of such regulations remains subject to approval and adoption by the ISA. Once adopted, these regulations will add to the legal and technical framework for exploitation of the polymetallic nodules in the NORI, TOML and Marawa contract areas.

Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted such a notice, with an effective date of July 9, 2021, to the ISA requesting that it complete the adoption of rules, regulations and procedures (“RRPs” or the “Mining Code”) necessary to facilitate the approval of plans of work for exploitation in the Area. As a result of that notice the ISA was required to adopt the relevant RRPs for exploitation by July 9, 2023. The ISA, however, did not adopt the RRPs for exploitation by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map for the finalization of the Mining Code, with a view to its adoption during the 30th session of the ISA in 2025, with the potential for earlier adoption during the 29th session of the ISA in 2024 if the Mining Code is ready for adoption by that time. The road map includes three scheduled ISA Council meetings through July 2024 to elaborate the Mining Code. Although we believe the ISA will adopt the Mining Code, there can be no assurances that the Mining Code will be adopted within these timelines, or at all, as a result of actions of ISA member States or otherwise.  For example, 21 ISA member States out of the 169 ISA members have expressed reservations about the commercialization of seafloor mineral resources and have called for a ban, moratorium, or precautionary pause on the commercialization of these resources. In addition, although the Draft Regulations and several supporting standards and guidelines are at an advanced stage, there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

As the ISA Council did not complete the adoption and elaboration of the Mining Code by the prescribed deadline of July 9, 2023, pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement relating to the implementation of Part XI of UNCLOS, if an application for a plan of work for exploitation is now submitted to the ISA, the ISA is nonetheless required to consider and provisionally approve such a plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the 1994 Agreement relating to the Implementation of Part XI, including the principle of non-discrimination among contractors.

NORI intends to submit an application to the ISA for an exploitation contract, which will include a plan of work for exploitation for NORI Area D following the conclusion of the July 2024 meeting of the ISA’s 29th session.  If the ISA has not adopted the final Mining Code by the time NORI submits this application, we believe that the ISA will review and provisionally approve the plan of work for exploitation included therein pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement relating to the implementation of Part XI of UNCLOS discussed above.  The ISA released its road map to finalize the Mining Code at its July 2023 session, however, it also stated that the commercial exploitation of mineral resources in the ISA’s jurisdictional area should not be carried out in the absence of RRPs relating to exploitation. In addition, there can be no assurances that the ISA will come to a consensus as to the interpretation of Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement relating to the implementation of Part XI of UNCLOS.  Although we believe the ISA will accept and consider an application for a plan of work for exploitation in the absence of the final Mining Code, there is no consensus within the ISA as to the process to be followed for its consideration of such an application, including the involvement of the ISA’s Legal and Technical Commission and whether and how long the ISA could delay its consideration of an application past the proscribed 60-day period.  As a result, and in light of some ISA members States calling for a ban, moratorium or precautionary pause on the commercialization of seafloor mineral resources, there can be no assurance that the ISA will provisionally approve our plan of work for exploitation, within one year from submission thereof, or at all, or that such provisional approval would lead to the issuance of an exploitation contract with the ISA.

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require an approved plan of work in the form of an exploitation contract with the ISA (which will authorize commercial collection activities). As part of the application for a plan of work for exploitation, contractors are required to complete baseline studies and an Environmental and Social Impact Assessment (“ESIA”), culminating in an Environmental Impact Statement (“EIS”), prior to collecting nodules at a commercial scale. The EIS would be accompanied by an Environmental Management and Monitoring Plan (“EMMP”). The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move our exploration projects into commercial production, our wholly-owned subsidiaries, NORI and TOML will each need to conclude an exploitation contract with the ISA, as will our partner, Marawa, in addition to obtaining related permits that may be required by our commercial partners. There can be no assurance that the ISA will approve our application for a plan of work for exploitation and issue an exploitation contract to our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an exploitation contract may not be granted by the ISA, may not be granted on a timely basis, thereby delaying our potential timeline for commercial exploitation, or may be granted on uneconomic terms.

Similarly, with respect to Sponsoring State regulation, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that would limit or curtail production or development by our subsidiaries. Amendments to current laws and regulations governing the operations and activities of deep-sea mineral resources companies, or changes in interpretation thereto, or the unwillingness of countries throughout the world to enforce such laws and regulations, could have a material adverse impact on our business, and could cause increases in exploration expenses, capital expenditures, production costs, or put the security of our equipment at risk to activism or piracy. Such amendments could also cause reductions in our future production, or the delay or abandonment in the development of our polymetallic mineral resource properties. There can be no certainty that actions by governmental and regulatory authorities, including changes in regulation, taxation and other fiscal regimes, will not adversely impact our projects or our business. Further, our operations depend on the continuation of the sponsorship agreements between our subsidiaries NORI and TOML and each of their host Sponsoring States, Nauru and Tonga, respectively. Each subsidiary has been registered and incorporated within such host nation and each host nation has maintained effective control, supervision, regulation, and sponsorship over the conduct of such subsidiary. While we have beneficial ownership over such subsidiaries, each subsidiary operates under the regulation and sponsorship of Nauru and Tonga. If such arrangement is challenged, or sponsorship is terminated, we may have to restructure the ownership or operations of such subsidiary to ensure continued state sponsorship. Failure to maintain sponsorship, or secure new State sponsorship, will have a material impact on such subsidiary and on our overall business and operations.

While the rates of payments are yet to be set by the ISA, the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS prescribes a relevant framework that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.” The ISA has held workshops with stakeholders to discuss and seek comments on the potential financial regime for the collecting of polymetallic nodules in the CCZ. There can be no assurance that the ISA will put in place a Mining Code in a timely manner or at all. Such regulations may also impose burdensome obligations or restrictions on us, and/or may contain terms that do not enable us to develop our projects.

No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our offshore collection and recovery methods and the equipment that we intend to utilize during this process may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such subsea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. As a result, even if the ISA timely reviews and approves our expected application for an exploitation contract, which will include a plan of work for exploitation, for NORI Area D, there are no assurances that we will have successfully completed all development and pre-production work necessary to start commercial production in the fourth quarter of 2025. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production integrated pilot collection system test in which a collector vehicle, a riser and lift system and surface production vessel have been tested. Although the pilot collection system test was successful, there can be no assurance that their technology will eventually be adequate for full scale commercial production.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of the Project Zero Offshore System. NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero Offshore System into production. The parties intend to detail and revise these cost estimates in three definitive agreements for the engineering, build and operations phases, which the parties expect to enter into before the end of 2023. There can be no assurances, however, that we will enter into the definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all and hence, we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

Our business is substantially dependent on our strategic relationship with Allseas. If we and Allseas are unable to successfully maintain and expand this relationship, our business may be materially harmed.

We have partnered with Allseas, a leading global offshore contractor and significant shareholder in our company, to undertake the development of many of the offshore systems we expect to utilize in our potential commercialization efforts.  We are also in discussions with Allseas to enter into binding agreements with them for the future development and operation of the Project Zero Offshore System and other services.  Allseas also provides us with exclusive access to the earlier of the development of the Project Zero Offshore system and December 31, 2026 to the Hidden Gem, the converted drillship expected to be converted into a production vessel by Allseas for our commercial use.  In addition, Allseas has invested $5 million in our August 2022 private placement of common shares and entered into an unsecured credit facility with us under which an affiliate of Allseas agreed to lend us up to $25 million through November 30, 2024.  We cannot provide any assurance with respect to the success of our continued relationship with Allseas, that we will be able to enter into additional binding agreements with Allseas on commercially reasonable terms, or at all, that Allseas will continue to devote its resources to its relationship with us or otherwise perform its obligations under its current and future arrangements with us as expected, as a result of its limited experience in the collection and transportation of seafloor polymetallic nodules or otherwise, the result of any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations. As a result, we may need to engage and depend on other third parties for the services and funding Allseas currently and is expected to provide us. If these new relationships are not timely entered into or not entered into on commercially reasonable terms, or at all, or if any such relationship is not successful, this would likely have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. NORI currently intends to explore and collect mineral resources in the NORI areas identified in the exploration contract executed by NORI with the ISA, and we hope to expand such operations if viable in certain other parts of the CCZ, including by TOML in the TOML areas identified in the exploration contract executed between TOML and the ISA and DGE in the Marawa areas identified in the exploration contract executed by Marawa with the ISA. Although NORI anticipates that its first production of nodules from NORI Area D could be in the fourth quarter of 2025 (assuming submission of an application for an exploitation contract, that includes a plan of work for exploitation, for NORI Area D following the July 2024 ISA meeting and the ISA’s timely one-year review and approval thereof), there can be no assurance that it will be able to commercially develop these properties or that it will be able to generate profits in the future.

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

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for a plan of work for exploitation for NORI Area D, and by negotiating the settlement of program expenditures with our equity whenever possible in order to preserve our cash. The continuing exploration and development of the NORI, TOML and Marawa contract areas, however, will depend upon our ability to obtain dilutive and/or non-dilutive financing through stake sales in our assets, offtakes with prepayments, debt financing, equity financing, joint ventures, project-based or asset-based financing or other means. We currently estimate that we will require approximately $34 to $44 million of cash in addition to $20 million cash on hand as of June 30, 2023 and the expected $25.9 million net proceeds from the recently announced registered direct offering assuming no exercise of the Class A warrants issued in the offering and excluding up to $11 million of the securities that may be purchased upon notice to us on or before September 15, 2023 (but not including potential drawdown on the existing Allseas credit facility) to submit an application for an exploitation contract that includes a plan of work for exploitation for NORI Area D following the July 2024 ISA meeting. The actual amount of capital needed or that we raise for our projects, however, may vary materially from our current estimates. We currently expect that we will raise additional funds, including in addition to the expected proceeds from the recently announced registered direct offering (we may need to raise more additional funds if we do not receive all of the expected proceeds from the registered direct offering), to finance our operations. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated, which could negatively impact our operating plans, financial results and ability to continue as a going concern. We will not initially have any producing properties and will have no source of significant operating cash flow until the end of 2025 at the earliest. There is no precedent for projects like ours, and therefore, financing may not be available on acceptable terms or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. Organizations such as the United Nations Environment Programme Finance Initiative, warn against investing in activities focused on exploitation of deep-sea nodules as a result of the potential environmental impact of the activities. The influence of these groups could negatively impact our operations and ability to raise capital on acceptable terms or at all.

If additional funds are raised through further issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those they possess prior to such issuances. Additionally, United States and global economic uncertainty, higher interest rates and diminished credit availability may limit our ability to incur additional indebtedness on favorable terms. Any additional debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On August 9, 2023, we issued 11,578,620 common shares to Allseas in connection with Allseas’ exercise of the Allseas Warrant for an aggregate cash exercise price of $115.8 thousand.

These common shares were issued pursuant to and in accordance with the exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended June 30, 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Exclusive Vessel Use Agreement, dated August 1, 2023, by and between TMC the metals company Inc. and Allseas Group S.A.		Form 8-K (Exhibit 10.1)	08/01/2023	001-39281
10.2	Amendment to the Unsecured Credit Facility, dated July 31, 2023, by and between TMC the metals company Inc. and Argentum Credit Virtuti GCV		Form 8-K (Exhibit 10.2)	08/01/2023	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

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

TMC THE METALS COMPANY INC.

Date: August 14, 2023	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer