Form 10-Q
period 2023-09-30
TMC the metals Co Inc.
filed 2023-11-09
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, the registrant had 305,161,602 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended September 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for nickel, cobalt and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of nickel, cobalt and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;

●	the impact of pandemics on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”), on March 27, 2023 (the “2022 Annual Report on Form 10-K”), as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on August 14, 2023 and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings we make with the SEC. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		September 30,	December 31,
ASSETS	Note	2023	2022
Current
Cash		$22,548	$46,842
Receivables and prepayments		5,325	2,760
		27,873	49,602
Non-current
Exploration contracts		42,900	43,150
Equipment		2,078	2,025
Right-of-use asset	13	6,198	—
Investment	6	8,525	—
		59,701	45,175

TOTAL ASSETS		$87,574	$94,777

LIABILITIES
Current
Accounts payable and accrued liabilities		19,344	41,614
		19,344	41,614
Non-current
Deferred tax liability		10,675	10,675
Warrants liability	9	2,197	983
TOTAL LIABILITIES		$32,216	$53,272

EQUITY
Common shares (unlimited shares, no par value – issued: 305,129,856 (December 31, 2022 – 266,812,131))		434,099	332,882
Special Shares		—	—
Additional paid in capital		124,168	184,960
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(501,693)	(475,121)
TOTAL EQUITY		55,358	41,505

TOTAL LIABILITIES AND EQUITY		$87,574	$94,777

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2023	2022	2023	2022
Operating expenses
Exploration and evaluation expenses	7	$7,905	$22,663	$23,172	$40,340
General and administrative expenses		4,613	5,944	15,958	22,502
Operating loss		12,518	28,607	39,130	62,842

Other items
Equity-accounted investment loss	6	119	—	475	—
Gain on disposition of asset	6	—	—	(13,750)	—
Change in fair value of warrants liability	9	(117)	(350)	1,214	(892)
Foreign exchange loss (gain)		14	(11)	66	(11)
Interest income		(319)	(352)	(1,092)	(544)
Fees and interest on credit facility	12	252	—	529	—

Net loss and comprehensive loss for the period		$12,467	$27,894	$26,572	$61,395

Net loss per share - basic and diluted	11	$0.04	$0.12	$0.09	$0.27

Weighted average number of common shares outstanding – basic and diluted		294,636,496	239,740,984	282,745,892	231,028,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

					Accumulated
	Common Shares			Additional	Other
			Special	Paid in	Comprehensive
Three months ended September 30, 2023	Shares	Amount	Shares	Capital	Loss	Deficit	Total
June 30, 2023	281,136,415	$345,775	$—	$188,722	$(1,216)	$(489,226)	$44,055
Exercise of stock options (Note 10)	120,000	144	—	(67)	—	—	77
Exercise of warrant by Allseas (Note 9)	11,578,620	70,016	—	(69,900)	—	—	116
Shares issued to Allseas (Note 13)	4,150,000	6,516	—	—	—	—	6,516
Conversion of restricted share units, net of shares withheld for taxes (Note 10)	183,281	299	—	(299)	—	—	—
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Note 8)	7,961,540	11,349	—	3,179	—	—	14,528
Share-based compensation (Note 10)	—	—	—	2,533	—	—	2,533
Net loss for the period	—	—	—	—	—	(12,467)	(12,467)
September 30, 2023	305,129,856	$434,099	$—	$124,168	$(1,216)	$(501,693)	$55,358

					Accumulated
	Common Shares			Additional	Other
			Special	Paid in	Comprehensive
Three months ended September 30, 2022	Shares	Amount	Shares	Capital	Loss	Deficit	Total
June 30, 2022	227,158,455	$299,056	$—	$113,487	$(1,216)	$(337,658)	$73,669
Exercise of stock options	100,000	120	—	(56)	—	—	64
Conversion of restricted share units, net of shares withheld for taxes	5,354	67	—	(67)	—	—	—
Issuance of shares under PIPE financing - net of expenses	38,266,180	29,668	—	—	—	—	29,668
Share-based compensation	—	—	—	3,553	—	—	3,553
Net loss for the period	—	—	—	—	—	(27,894)	(27,894)
September 30, 2022	265,529,989	$328,911	$—	$116,917	$(1,216)	$(365,552)	$79,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

					Accumulated
				Additional	Other
	Common Shares		Special	Paid in	Comprehensive
Nine months ended September 30, 2023	Shares	Amount	Shares	Capital	Loss	Deficit	Total
December 31, 2022	266,812,131	$332,882	$—	$184,960	$(1,216)	$(475,121)	$41,505
Exercise of stock options (Note 10)	120,000	144	—	(67)	—	—	77
Exercise of warrant by Allseas (Note 9)	11,578,620	70,016	—	(69,900)	—	—	116
Shares issued to Allseas (Notes 6 and 13)	15,000,000	15,910	—	—	—	—	15,910
Conversion of restricted share units, net of shares withheld for taxes (Note 10)	3,573,993	3,704	—	(3,674)	—	—	30
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Note 8)	7,961,540	11,349	—	3,179	—	—	14,528
Share purchase under Employee Share Purchase Plan (Note 10)	83,572	94	—	(45)	—	—	49
Expenses settled with share-based payments (Note 10)	—	—	—	2,875	—	—	2,875
Share-based compensation (Note 10)	—	—	—	6,840	—	—	6,840
Net loss for the period	—	—	—	—	—	(26,572)	(26,572)
September 30, 2023	305,129,856	$434,099	$—	$124,168	$(1,216)	$(501,693)	$55,358

					Accumulated
				Additional	Other
	Common Shares		Special	Paid in	Comprehensive
Nine months ended September 30, 2022	Shares	Amount	Shares	Capital	Loss	Deficit	Total
December 31, 2021	225,432,493	$296,051	$—	$102,073	$(1,216)	$(304,157)	$92,751
Exercise of stock options	118,461	142	—	(66)	—	—	76
Conversion of restricted share units, net of shares withheld for taxes	1,670,429	2,984	—	(3,062)	—	—	(78)
Issuance of shares under PIPE financing - net of expenses	38,266,180	29,668	—	—	—	—	29,668
Share purchase under Employee Share Purchase Plan	42,426	66	—	(10)	—	—	56
Share-based compensation	—	—	—	17,982	—	—	17,982
Net loss for the period	—	—	—	—	—	(61,395)	(61,395)
September 30, 2022	265,529,989	$328,911	$—	116,917	$(1,216)	$(365,552)	$79,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Nine months ended	Nine months ended
		September 30,	September 30,
	Note	2023	2022
Cash provided by (used in)

Operating activities
Net loss for the period		$(26,572)	$(61,395)
Items not affecting cash:
Amortization		262	299
Lease Expense	13	318	—
Expenses settled with share-based payments	10	6,839	16,298
Equity-accounted investment loss	6	475	—
Change in fair value of warrants liability	9	1,214	(892)
Gain on disposition of asset	6	(13,750)	—
Unrealized foreign exchange movement		(24)	56
Changes in working capital:
Receivables and prepayments		(2,364)	(1,426)
Accounts payable and accrued liabilities		(10,757)	300
Net cash used in operating activities		(44,359)	(46,760)

Investing activities
Cash received from investment in Low Carbon Royalties	6	5,000	—
Acquisition of equipment		(175)	(959)
Net cash provided by (used in) investing activities		4,825	(959)

Financing activities
Proceeds from employee share purchase plan	10	49	56
Proceeds from exercise of stock options	10	77	76
Proceeds from exercise of warrants by Allseas	9	116	—
Proceeds from Registered Direct Offering	8	15,723	—
Expenses paid for Registered Direct Offering	8	(779)	—
Proceeds from PIPE financing		—	30,400
Expenses paid for PIPE financing		—	(680)
Proceeds from issuance of shares		30	—
Taxes withheld and paid on share-based compensation		—	(78)
Net cash provided by financing activities		15,216	29,774

Decrease in cash		$(24,318)	$(17,945)
Impact of exchange rate changes on cash		24	(56)
Cash - beginning of period		46,842	84,873
Cash - end of period		22,548	$66,872

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

The Company is a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles (1,500 miles or 2,400 kilometers) southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediate nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and that such nation maintains effective supervision and regulatory control over such sponsored contractor. The Company’s wholly owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 km2 in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 km2 in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 km2 in the CCZ (“Marawa Area”). In 2013, the Company, through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”), entered into an option agreement (the “Marawa Option Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to develop a system to collect, lift and transport nodules from the seafloor to shore and to subsequently convert that system into an early commercial production system (Note 6).

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

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 10), as well as the valuation of warrants liability (Note 9), the valuation of the investment in Low Carbon Royalties Inc. (“Low Carbon Royalties”) (Note 6) and the valuation of leases (Note 5). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023, and 2022.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

As at September 30, 2023, and December 31, 2022, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include public and private warrants issued by the Company. These warrants are valued at fair value, which is disclosed in Note 9.

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

Leases

The Company records leases in accordance with ASC 842, Leases, and determines if an arrangement contains a lease at inception. If an arrangement contains a lease, the Company performs a lease classification test to determine if the lease is an operating lease or a finance lease. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease payments consist of i) fixed payments, less any lease incentives, ii) variable payments, that depend on an index or a rate, iii) exercise price of an option to purchase the underlying asset, iv) payment for penalties for terminating the lease, v) fees disbursed to the owners of special-purpose entities for structuring the transaction, and vi) amounts that are highly probable to be owed under residual value guarantees

Operating lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term. Operating lease liabilities due within the subsequent 12 months of the reporting date are classified as current lease liabilities and are included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet. Operating lease liabilities payable after the subsequent 12 months of the reporting date are classified as non-current lease liabilities and are presented as non-current lease liability in the condensed consolidated balance sheet.

ROU assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. Operating ROU assets are recorded as right-of-use assets, net of any amortization on the condensed consolidated balance sheet and are amortized over the lease term. Lease expense is recognized on a straight-line basis over the life of the lease and, depending on the nature of the ROU asset, is either included in exploration and evaluation expenses or in general and administrative expenses. The Company subsequently measures the right-of-use asset for an operating lease at the amount of the remeasured lease liability (i.e. the present value of the remaining lease payments), adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

6.Strategic Partnerships

Strategic Alliance with Allseas

On February 13, 2023, the Company entered into a Fifth Amendment to the Pilot Mining Test Agreement (the “PMTA”) and Third Amendment to Strategic Alliance Agreement (together with the PMTA, the “Amendments”), which was effective as of February 8, 2023, with DGE, DeepGreen Metals Inc. and Allseas. The Amendments relate to the Company’s settlement of the third and final payment of $10 million due to Allseas upon successful completion of the trial of the pilot mining test system (the “PMTS”) in NORI Area D and certain other costs due to Allseas under the PMTA through the issuance of 10,850,000 common shares to Allseas, priced at $1.00 per share. On February 23, 2023, the Company settled the third milestone payment of $10 million and additional PMTS overage charges amounting to $0.9 million by issuing 10.9 million of its common shares to Allseas.

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the vessel (“Hidden Gem”) to the Company in support of the development of the Project Zero Offshore System until the system is completed or December 31, 2026, whichever is earlier (Note 13). In consideration of the exclusivity term, the Company, on August 14, 2023, issued 4.15 million common shares to Allseas and recorded a right-of-use asset of $6.2 million.

On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that were granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022 (refer “Allseas Warrant”, Note 9).

As a part of the Registered Direct Offering in August 2023 (Note 8), Allseas purchased 3,500,000 common shares and accompanying Class A Warrants to purchase 1,750,000 Common Shares (Note 9) for a total purchase price of $7 million.

As at September 30, 2023, Allseas owned 52.8 million TMC common shares (2022: 22.7 million TMC common shares) which constituted 17.3% (December 31, 2022: 8.9%) of total common shares outstanding.

Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties, a private corporation formed under the laws of British Columbia, Canada, to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets (the “Partnership”). In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ in which NORI currently holds exclusive exploration rights for polymetallic nodules from the ISA to Low Carbon Royalties. The Company retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversaries of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%.  At the Closing Date, Low Carbon Royalties also owned a 1.56% gross overriding royalty on a producing natural gas field in Latin America. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each has a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America, increasing its total gross overriding royalty on the existing first license block from 1.56% to 3.13% and acquiring a new gross overriding royalty of 1.44% on a second license block.  The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% from 35%.

Based on the fair value of the NORI Royalty and the cash received on the Closing Date, the Company recorded $9 million as investment in Low Carbon Royalties. For the three and nine months ended September 30, 2023, the Company’s share of the net loss generated by the Low Carbon Royalties was $0.1 million and $0.5 million, respectively.

Investment
Fair value of NORI Royalty	$14,000
Cash received	$(5,000)
Cost of Investment on Closing Date	$9,000
Equity-accounted investment loss for the nine months ended September 30, 2023	(475)
Investment as at September 30, 2023	$8,525

The net consideration received of $14 million exceeded the NORI Exploration Contract’s carrying value of $0.25 million, resulting in a gain on disposition of asset of $13.75 million recorded in the Company’s first quarter of 2023 statements of loss and comprehensive loss. NORI is in the exploration phase of the project and under the Company’s policy, exploration spending is expensed.

7.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended September 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$906	$—	$—	$906
Exploration Labor	1,392	50	161	1,603
Share-Based Compensation (Note 10)	1,242	43	132	1,417
Mining, Technological and Process Development	2,300	—	207	2,507
Prefeasibility Studies	300	—	—	300
Sponsorship, Training and Stakeholder Engagement	654	55	297	1,006
Other	163	—	3	166
	$6,957	$148	$800	$7,905

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended September 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$15,360	$—	$—	$15,360
Exploration Labor	700	167	163	1,030
Share-Based Compensation (Note 10)	1,122	231	234	1,587
Mining, Technological and Process Development	214	16	12	242
PMTS	3,226	229	230	3,685
Sponsorship, Training and Stakeholder Engagement	300	62	93	455
Other	278	11	15	304
	$21,200	$716	$747	$22,663

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the nine months ended September 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$5,433	$—	$—	$5,433
Exploration Labor	3,637	136	430	4,203
Share-Based Compensation (Note 10)	3,330	112	347	3,789
Mining, Technological and Process Development	5,287	—	509	5,796
Prefeasibility Studies	1,105	—	—	1,105
Sponsorship, Training and Stakeholder Engagement	1,557	176	756	2,489
Other	354	—	3	357
	$20,703	$424	$2,045	$23,172

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the nine months ended September 30, 2022	Contract	Agreement	Contract	Total
Environmental Studies	$20,526	$8	$—	$20,534
Exploration Labor	2,308	541	525	3,374
Share-Based Compensation (Note 10)	5,142	1,123	1,134	7,399
Mining, Technological and Process Development	704	57	52	813
PMTS	5,461	499	498	6,458
Sponsorship, Training and Stakeholder Engagement	654	148	314	1,116
Other	573	16	57	646
	$35,368	$2,392	$2,580	$40,340

8.Registered Direct Offering

On August 14, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”) 12,461,540 common shares and issue Class A Warrants to purchase 6,230,770 common shares (Note 9). The common share and accompanying Class A Warrant to purchase 0.5 of a common share were sold at a price of $2.00.  The exercise price of the Class A warrants is $3.00, subject to adjustment as provided in the warrant agreement.  The aggregate gross proceeds to the Company from the Registered Direct Offering are now expected to be approximately $24.9 million, before deducting fees payable to financial advisors and other estimated offering expenses payable by the Company ($23.5 million net of fees).

As at September 30, 2023, 7,961,540 common shares and Class A Warrants to purchase 3,980,770 common shares had been issued and the Company received gross proceeds amounting to $15.7 million. The Company incurred $1.4 million as offering expenses, resulting in net proceeds received of $14.3 million.  The remaining committed funding of $9 million (representing 4,500,000 common shares and 2,250,000 warrants) from an investor affiliated with the Company is to be received in two installments, $2.5 million (1,250,000 common shares and 625,000 warrants) on November 30, 2023 and $6.5 million (3,250,000 common shares and 1,625,000 warrants) on January 31, 2024.

9.Warrants

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Public Warrants

As at September 30, 2023, 15,000,000 Public Warrants were outstanding (December 31, 2022 - 15,000,000). Public Warrants may only be exercised for a whole number of shares.

As at September 30, 2023, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at September 30, 2023, 9,500,000 Private Warrants were outstanding (December 31, 2022 - 9,500,000).

The Company re-measures the fair value of the Private Warrants at the end of each reporting period. The Private Warrants were valued using a Black-Scholes model, which resulted in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s common shares. The volatility for the private warrants is based 50% on expected volatility from the public warrants and 50% based on historical volatility of the common shares. The expected volatility was estimated using a binomial model based on consideration of the implied volatility from the Company’s Public Warrants adjusted to account for the call feature of the Public Warrants at prices above $18.00 during 20 trading days within any 30-trading day period.

As at September 30, 2023, the fair value of outstanding Private Warrants of $2.2 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2022	$983
Increase in fair value of warrants liability	1,214
Warrants liability as at September 30, 2023	$2,197

As at September 30, 2023 and December 31, 2022, the fair value of the Private Warrants was estimated using the following assumptions:

	September 30,	December 31,
	2023	2022
Exercise price	$11.50	$11.50
Share price	$0.99	$0.77
Volatility	109.48%	88.05%
Term (years)	2.94	3.69
Risk-free rate	4.68%	4.04%
Dividend yield	0.0%	0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three and nine months ended September 30, 2023.

Allseas Warrant

The Allseas warrant vested and became exercisable upon the successful completion of the PMTS in November 2022. On July 26, 2023, the Allseas warrant was exercised resulting in the issuance of 11,578,620 common shares of the Company on August 9, 2023, once the exercise amount of $115.8 thousand warrant fee was received from Allseas.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Class A Warrants

As a part of the Registered Direct Offering (Note 8), the Company issued 3,980,770 Class A Warrants for the purchase of common shares at an exercise price of $3.00 per share. The Class A Warrants expire on December 31, 2027. The valuation of these Class A Warrants was determined using a Monte Carlo simulation.

The Class A Warrants were valued on August 14, 2023, at a fair value of $0.80 per warrant. The fair value of the Class A Warrants was estimated using the following assumptions:

August 14,
2023
Exercise price	$3.00
Share price	$1.41
Call price threshold	$6.50
Volatility	107.08%
Term (years)	4.38
Risk-free rate	4.32%
Dividend yield	0.0%

In accordance with ASC 815 – Derivatives and Hedging, the Company has classified the Class A Warrants as equity and as at September 30, 2023 recorded $3.2 million as additional paid in capital.

10.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of September 30, 2023, is 44,372,170 common shares, including 10,672,485 shares added to the Plan in January 2023 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year beginning in 2022 to the tenth anniversary of the closing of the Business Combination, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Stock options

As at September 30, 2023, there were 15,236,340 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,783,922 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). During the three and nine months ended September 30, 2023, 120,000 STIP stock options were exercised.

During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively (three and nine months ended September 30, 2022 - $1.7 million and $9.2 million, respectively), of share-based compensation expense for stock options in the statement of loss and comprehensive loss. For the three and nine months ended September 30, 2023, a total of $57 thousand and $195 thousand, respectively, of this share-based compensation expense recognized was related to exploration and evaluation activities (three and nine months ended September 30, 2022 - $0.7 million and $4.6 million, respectively). The amount of this share-based compensation expense recognized related to general and administrative matters for three and nine months ended September 30, 2023 was $60 thousand and $236 thousand, respectively (three and nine months ended September 30, 2022 - $1 million and $4.6 million, respectively).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Restricted Share Units

The details of restricted share units (“RSUs”) granted during the three and nine months ended September 30, 2023 are described below.

	Three months		Nine months
	ended September 30,		ended September 30,
Vesting Period	2023	2022	2023	2022
Vesting immediately(1)(2)	—	8,576	3,237,710	1,721,729
Vesting fully on the first anniversary of the grant date(3)	—	—	1,014,349	476,189
Vesting in thirds on each anniversary of the grant date(4)	—	95,238	8,683,486	464,632
Vesting in fourths on each anniversary of the grant date	—	—	343,750	527,800
(1)	Of the 3,237,710 units vesting immediately granted during the first quarter of 2023, 3,222,086 units were issued to settle liabilities with a carrying amount of $2.9 million, at a weighted average grant date fair value of $0.89 per RSU.
(2)	During the three and nine months ended September 30, 2023 the Company granted nil and 23,438 units to consultants, (three and nine months ended September 30, 2022: 8,576 units and 649,157 units, respectively) resulting in $nil and $23 thousand, respectively, charged to professional and consulting fees under general and administrative expenses for three and nine months ended September 30, 2023 (three and nine months ended September 30, 2022: $7.5 thousand and $1.2 million, respectively). During the three and nine months ended September 30, 2023 the Company also granted nil and 15,625 units to consultants as a prepayment for the services (three and nine months ended September 30, 2022: nil). The amortization of the prepayment amounting to $nil and $15 thousand, respectively, was charged to professional and consulting fees under general and administrative expenses for three and nine months ended September 30, 2023 (three and nine months ended Sept 30, 2022: nil).
(3)	During the three and nine months ended September 30, 2023, nil and 1,014,349 RSUs respectively, were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vest upon the Company’s 2024 annual shareholders meeting. The total fair value of units granted as annual grants to the non-employee directors amounted to $700,000.
(4)	During the three and nine months ended September 30, 2023, the Company granted nil and 8,645,465 units, respectively, as payment for the 2022 LTIP awards and 38,021 units as a sign-on grant. The 2021 LTIP awards were granted in the fourth quarter of 2021 and totaled 3,500,000 units.

During the three and nine months ended September 30, 2023, a total of $2.4 million and $6.4 million, respectively (three and nine months ended September 30, 2022 - $1.8 million and $5.7 million, respectively), was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs. For the three and nine months ended September 30, 2023, a total of $1.4 million and $3.6 million, respectively, of this share-based compensation expense recognized was related to exploration and evaluation activities (three and nine months ended September 30, 2022 - $0.9 million and $2.8 million respectively). The amount of this share-based compensation expense recognized related to general and administrative matters for three and nine months ended September 30, 2023 was $1 million and $2.8 million, respectively (three and nine months ended September 30, 2022 - $0.9 million and $3.0 million, respectively). As at September 30, 2023, total unrecognized share-based compensation expense for RSUs was $9.1 million (December 31, 2022 - $6.1 million).

As at September 30, 2023, an aggregate of 498,863 vested units were outstanding and due to be converted into common shares.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Employee Share Purchase Plan

As of September 30, 2023, there were 7,922,445 common shares reserved for issuance under the Employee Share Purchase Plan (the “ESPP”), including 2,668,121 shares added to the ESPP in January 2023 pursuant to the ESPP’s automatic annual increase provision. An aggregate of 201,501 of the reserved common shares have been issued under the ESPP. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and nine months ended September 30, 2023, the Company issued nil and 83,572 common shares respectively to its employees, thereby converting employee payroll contributions received over the previous six months into shares, as prescribed in its ESPP program (in the three and nine months ended September 30, 2022, nil and 42,426 common shares respectively).

11.Loss per Share

Basic and diluted loss per share was the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive. Anti-dilutive equivalent common shares were as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2023	2022
Outstanding options to purchase common shares	25,020,262	25,140,262
Outstanding RSUs	13,477,784	5,021,783
Outstanding shares under ESPP	77,241	34,116
Outstanding warrants	28,480,770	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	203,296,021	202,514,745

12.Credit Facility with Allseas Affiliate

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

During the three and nine months ended September 30, 2023, the Company had not drawn any amount from the Credit Facility and has incurred $0.3 million and $0.5 million respectively as underutilization fees, which would be payable only in the event the Credit Facility is not drawn down upon at the time such fees are payable.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

13.Exclusive Vessel Use Agreement with Allseas

The Company has determined that the Exclusive Vessel Use Agreement with Allseas (described in Note 6) is a lease agreement, classified as an operating lease. On August 1, 2023, the Company had recorded lease liability amounting to $6.5 million, which represents the fair value of 4.15 million common shares issued to Allseas on August 14, 2023, as consideration. As the entire lease liability was settled within 14 days of the commencement of lease, the discount rate for calculating the present value of lease payments was determined to be nil. On the date of the agreement, the Company recognized $6.5 million as a right-of-use asset, which represented the present value of the lease payments.

For the three and nine months ended September 30, 2023, the Company has recognized $0.3 million as lease expense recorded as exploration and evaluation expense.

As at September 30, 2023, the net amount of lease liability and right-of-use asset is presented below:

Lease Liability
Balance as on August 1, 2023	$6,515
Payments made during the quarter by issuing 4.15 million common shares	6,515
Balance as at September 30, 2023	$—

Right-of-use Asset
Balance as on August 1, 2023	$6,515
Lease expense during the quarter	317
Balance as at September 30, 2023	$6,198

14.Related Party Transactions

Transactions with Allseas and its Affiliates:

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas, as described in Notes 6 and 13.

On August 9, 2023, Allseas exercised the Allseas Warrant, as described in Notes 6 and 9.

Allseas participated in the Registered Direct Offering in August 2023, as described in Notes 6 and 8.

During the three and nine months ended September 30, 2023, the Company had not drawn from the Credit Facility with an affiliate of Allseas and has incurred $0.5 million as underutilization fees which would be payable only in the event the Credit Facility is not drawn down at the time such fees are payable (Note 12).

During the three and nine months ended September 30, 2023, Allseas provided the Company with engineering and project management services totaling $1.9 million and $4.8 million respectively, recorded as mining, technological and process development within exploration and evaluation expenses (Note 7).  For the three and nine months ended September 30, 2022, Allseas managed and delivered the PMTS project, with services totaling $1.3 million and $3.9 million, respectively, recorded as PMTS within exploration and evaluation expenses (Note 7).  As at September 30, 2023, the amount payable to Allseas and its affiliates was $6.1 million (September 30, 2022 – prepaid amount of $1.8 million).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Transactions with Other Related Parties:

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and nine months ended September 30, 2023 totaled $40 thousand and $177 thousand, respectively (three and nine months ended September 30, 2022 - $69 thousand and $206 thousand, respectively), out of which for three and nine months ended September 30, 2023 a total of $32 thousand and $141 thousand, respectively (three and nine months ended September 30, 2022 - $55 thousand and $165 thousand, respectively), is disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $8 thousand and $36 thousand, respectively, for three and nine months ended September 30, 2023 is disclosed as general and administrative expenses (three and nine months ended September 30, 2022 - $14 thousand and $41 thousand, respectively). As at September 30, 2023, the amount payable to SSCS was $17 thousand (December 31, 2022 - $23 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three and nine months ended September 30, 2023 amounted to $94 thousand and $281 thousand, respectively (three and nine months ended September 30, 2022 -$94 thousand and $281 thousand, respectively), out of which for three and nine months ended September 30, 2023 a total of $42 thousand and $127 thousand, respectively (three and nine months ended September 30, 2022 - $47 thousand and $140 thousand, respectively), is disclosed as exploration labor within exploration and evaluation expenses (Note 7) and $52 thousand and $154 thousand, respectively, for three and nine months ended September 30, 2023 is disclosed as general and administrative expenses (three and nine months ended September 30, 2022 - $47 thousand and $141 thousand, respectively).  As at September 30, 2023, the amount payable to Ocean Renaissance was $nil (December 31, 2022- $nil).

The Registered Direct Offering announced on August 14, 2023, included approximately $0.3 million from the participation of several of the Company’s Directors and Officers, of which $0.2 million is receivable as at September 30, 2023, and subsequently received. In addition, the committed funding included $10 million from ERAS Capital LLC the investment fund of one of the Company’s Directors, $9 million of which is to be received in two installments, $2.5 million on November 30, 2023 and $6.5 million on January 31, 2024 (Note 8).

The Company advanced $30 thousand to one of its officers on September 7, 2023. As at September 30, 2023, $15 thousand of this amount was outstanding, which was fully repaid on October 31, 2023.

15.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period.  The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and the Company is implementing the five-year plan.  NORI has estimated its work plan for 2023 to be approximately $25 million, which may be settled in cash or equity with its various vendors.  The cost of the estimated work plan for 2024 onwards is dependent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area.  Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Marawa Option Agreement and Services Agreement

Through DGE’s Marawa Option Agreement and separate Services Agreement with Marawa with respect to the Marawa Area, Marawa and DGE committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA for a five-year plan and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. The Company expects to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear.  Marawa has delayed certain activities in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Other Commitments

On September 6, 2023, the Company’s wholly owned subsidiary NORI issued a Letter of Intent (“LOI”) to a third party to contract a survey vessel for the NORI-D Collector test monitoring program scheduled in the fourth quarter of the year. Under the LOI, NORI confirmed that in the event that the parties to the LOI not proceed with the formal contact execution or if NORI terminates performance of the designated works, NORI will reimburse the contractor with the actual direct costs and expenditures it has reasonably incurred in performance of the scope of LOI up to a maximum of $3.75 million.

The Company’s wholly owned subsidiary NORI has issued purchase orders to various vendors totaling $0.3 million for the purchase of equipment for upcoming campaigns. These purchase orders are legally binding, resulting in a firm commitment on the part of the Company.

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company, one of the Company’s executives and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that the Company or the other defendants will be successful in the Company’s defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against the Company in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023.  The amended complaint alleges that the Company breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. An Oral Hearing on the Motion to Dismiss has been scheduled for December 7, 2023. There is no assurance, however, that the Company will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

16.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2022 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on August 14, 2023 and this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2023 and 2022, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

These four metals contained in the polymetallic nodules are critical for the transition to low-carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, clean energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

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

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA to commence commercial scale polymetallic nodule collection in the CCZ nor do we have the applicable environmental and other permits required to build and/ or operate commercial-scale polymetallic nodule processing and refining plants on land.

We have key strategic alliances with (i) Allseas Group S.A. (“Allseas”), a leading global offshore contractor, which has developed and successfully tested the pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022, with experience from this testing program informing the design of upgrades and modifications of the pilot system for conversion into the initial smaller scale commercial production system which is expected to serve as the basis for the design of a full-scale commercial production system, and (ii) Glencore International AG (“Glencore”) which holds offtake rights to 50% of nickel and copper production from the NORI area processed through a TMC owned and operated production facility. In addition, we have worked with engineering firm Hatch Ltd. and consultants Kingston Process Metallurgy Inc. to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were tested as part of our pilot plant program at FLSmidth & Co A/S’s and Xpert Process Solutions’ (“XPS”, a Glencore company) facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet is expected to serve as the basis for the onshore facilities that will process the nodules in the future. In November 2022, we entered into a non-binding memorandum of understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan, to evaluate the toll treatment of an initial quantity of 1.3 million tonnes of wet polymetallic nodules per year at PAMCO’s Hachinohe smelting facility starting in 2025. Subject to entering into a binding arrangement with PAMCO, the toll treatment is intended to take place on a dedicated rotary kiln-electric arc furnace (“RKEF”) processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce Li-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with suitable port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

We are currently focused on preparing to submit our application to the ISA for our first exploitation contract for the NORI Area D contract area following the July 2024 meetings of the ISA’s twenty-ninth session. Assuming a one-year review process, we expect to be in production in the fourth quarter of 2025 if the application is approved. To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing a commercial offshore nodule collection system, (iii) assessing the environmental and social impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy product and/or end-products like nickel and cobalt sulfates, and copper cathode.

Developments in the Third Quarter 2023

Below are some of the major developments that occurred in the third quarter 2023:

TMC Announces Registered Direct Offering:

On August 14, 2023, we entered into a securities purchase agreement with certain investors , pursuant to which we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”) 12,461,540 common shares and issue Class A Warrants to purchase 6,230,770 common shares for expected gross proceeds to us of $24.9 million and expected net proceeds to us of $23.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.  The common share and the accompanying Class A Warrant to purchase 0.5 of a common share were sold at a price of $2.00.  The exercise price of the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement.

Next Phase of Adaptive Management System Development Announced:

Following the delivery of a prototype Digital Twin from Kongsberg Digital in 2022 and its deployment during the collector tests in 2022, we announced in September 2023 that we had entered into the next phase of our relationship with Kongsberg Digital to further develop the Digital Twin which will integrate multiple data streams from our future production system and is designed to enable 3D visualization of our deep-sea operating environment, providing ‘eyes and ears’ to the regulator and stakeholders. The Digital Twin is a core component of our broader Adaptive Management System (AMS) which is designed to utilise AI and hybrid machine learning capabilities of the Digital Twin with expert analysis to ensure operations remain within environmental impact thresholds, a system with potential applications for resource operations at sea and on land.

Developments subsequent to the Third Quarter 2023

TMC Publishes 2022 Impact Report:

In October 2023, we published our second annual Impact Report which provides an update on key milestones achieved in our assessment of the environmental and social impacts of seafloor nodule collection and those impacts relative to land-based alternatives, and the efforts we are undertaking to eliminate or reduce such impacts. As part of the Impact Report, we also introduced our Sustainability Approach highlighting our thought processes about how we intend to fully align our activities to environmental, social and governance (ESG) principles.

TMC Launches Post Collector Test Monitoring Campaign:

In October 2023 we entered into a services agreement with a third party in order for NORI to conduct an assessment of the benthic impact of the 2022 collector test for the period of approximately 12 months post the collector test activities, which we believe will strengthen the quality of NORI’s Environmental Impact Statement (“EIS”) and Environmental Management & Monitoring Plan (“EMMP”) by providing additional information on the environmental regeneration of the collection test area. The key activities to be undertaken are box cores, multicores, benthic and covariance lander works, and megafauna and sedimentation survey around the test field area. While undertaking this work, the pre-survey of Project Zero mining areas for the first 2 years of production will be undertaken to identify major geological and geomorphological features to inform the mine plan, EIS and EMMP, each of which will be key elements of NORI’s application to the ISA for an exploitation contract for NORI Area D.  The activities pursuant to the Services Agreement are expected to take approximately 3 months to complete.

Developments with our Allseas Partnership:

As a result of lifting to the production vessel, Hidden Gem, more than 3,000 tonnes of wet nodules during the collector tests conducted in the fourth quarter of 2022, Allseas and NORI believe that they can upgrade the pilot nodule collection system, including the Hidden Gem, into the first production system, which we refer to as the Project Zero Offshore System.

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

In furtherance of our non-binding term sheet entered into in March 2022 with Allseas, we continue our discussions with Allseas regarding these upgrades and the development of the Project Zero Offshore System and anticipate reaching a definitive agreement with Allseas before the end of 2023. The definitive agreement is expected to include further details on pre-production system development and post-production costs. There can be no assurances, however, that we will enter into a definitive agreement(s) with Allseas in a particular time period, or at all, or on terms similar to those currently expected, or that if such definitive agreement(s) is entered into that the Project Zero Offshore System will be successfully developed or operated.

In addition, on August 1, 2023, we entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the Hidden Gem to us in support of the development of the Project Zero Offshore System until the system is completed or December 31, 2026, whichever is earlier.  In consideration of the exclusivity term, we have issued 4.15 million common shares to Allseas on August 14, 2023. We expect that the definitive agreement with Allseas discussed above will extend the exclusive use of the Hidden Gem.

Industry Update

ISA Developments:

The ISA did not provisionally adopt and approve the final rules, regulations and procedures (“RRPs” or the “Mining Code”) for the exploitation of mineral resources by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map to continue the elaboration of the Mining Code with a view to its adoption during the thirtieth session of the ISA in 2025, with the potential for earlier adoption during the twenty-ninth session of the ISA in 2024 if the Mining Code is ready for adoption.  The road map includes three scheduled ISA Council meetings, October/November 2023, March 2024 and July 2024, to progress the Mining Code. There can be no assurances, however, that the Mining Code will be adopted within these timelines, or at all.

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

NORI intends to submit an application to the ISA for an exploitation contract for NORI Area D following the conclusion of the July 2024 meeting of the ISA’s twenty-ninth session.  Assuming submission of an application for a plan of work for exploitation following the July 2024 meeting of the ISA and an approval process taking approximately one year, the Company expects its first production of nodules from NORI Area D to be in the fourth quarter of 2025. There can be no assurances, however, if the ISA will approve an application, or the plan of work included therein, and/or issue an exploitation contract.

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

TOML Exploration Contract

TOML, our wholly owned subsidiary, was granted a polymetallic nodule exploration contract in the CCZ by the ISA on January 11, 2012 under the sponsorship of Tonga. This Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in an area covering 74,713 km2 in the CCZ (“TOML Area”) for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and provides TOML with priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

Marawa Agreements

Marawa, an entity owned and sponsored by Kiribati, was granted the Marawa Exploration Contract on May 30, 2012. DGE, our wholly owned subsidiary DGE, entered into agreements with Marawa and Kiribati which provide DGE with exclusive exploration and exploitation (if awarded) rights to an area covering 74,990 km2 in the CCZ (the “Marawa Contract Area”). The exploration contract between Marawa and the ISA was signed on January 19, 2015. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred.  We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is uncertain. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2022 Annual Report on Form 10-K, as updated and supplemented under the caption “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as filed with the SEC on August 14, 2023 and this Quarterly Report on Form 10-Q, as further updated and/or supplemented in subsequent filings with the SEC.

Impact of Global Inflation

In 2022, the global inflation rate rose sharply and higher inflation has continued in 2023. Marine fuel prices and vessel day rates were higher year-over-year and have increased our exploration expenses beyond what we had originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of approximately $12.5 million and $26.6 million for the three and nine months ended September 30, 2023, respectively, compared to a net loss of $27.9 million and $61.4 million in the same periods of 2022, respectively. We have an accumulated deficit of approximately $501.7 million from inception through September 30, 2023.

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

Exploration and Evaluation Expenses

We expense all costs relating to exploration and development of mineral claims. Such exploration and development costs include, but are not limited to, ISA contract management, geological, geochemical and geophysical studies, environmental baseline studies, process development and payments to Allseas for vessel use, engineering and management services, as well as payments related to the Pilot Mining Test System (“PMTS”) in 2022. Our exploration expenses are impacted by the amount of exploration work conducted during each period. The acquisition cost of ISA polymetallic nodule exploration contracts will be charged to operations as amortization expense on a unit-of-production method based on proven and probable reserves should commercial production commence in the future.

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

Interest Income/Expense

Interest income consists primarily of interest income earned on our cash and cash equivalents.  The Credit Facility with Allseas remains undrawn as at September 30, 2023.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2022 Annual Report on Form 10-K.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	For the Three Months Ended			For the Nine Months Ended
(Dollar amounts in thousands, except as noted)	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
Exploration and evaluation expenses	$7,905	$22,663	(65)%	$23,172	$40,340	(43)%
General and administrative expenses	4,613	5,944	(22)%	15,958	22,502	(29)%
Equity-accounted investment loss	119	—	N/A	475	—	N/A
Gain on disposition of asset	—	—	N/A	(13,750)	—	N/A
Change in fair value of warrants liability	(117)	(350)	67%	1,214	(892)	236%
Foreign exchange loss (gain)	14	(11)	227%	66	(11)	700%
Interest income	(319)	(352)	(9)%	(1,092)	(544)	101%
Fees and interest on credit facility	252	—	N/A	529	—	N/A
Net Loss for the period	$12,467	$27,894	(55)%	$26,572	$61,395	(57)%

Three Months ended September 30, 2023 compared to Three Months ended September 30, 2022

We reported a net loss of approximately $12.5 million in the third quarter of 2023, compared to a net loss of $27.9 million in the same period of 2022. The following explains the major reasons for the net loss reported in the third quarters of both 2023 and 2022.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended September 30, 2023 were $7.9 million, compared to $22.7 million for the same period in 2022. The decrease of $14.8 million was primarily due to a reduction in environmental studies of $14.4 million and a reduction of $3.7 million on the PMTS, as the collector test was completed in November 2022, partially offset by increased spending in 2023 on prefeasibility studies, as well as mining, technological and process development activities, due to engineering work which commenced in the fourth quarter of 2022, and increased spending on sponsorship programs.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2023 were $4.6 million, compared to $5.9 million for the same period in 2022. The decrease of $1.3 million in G&A expenses was mainly the result of lower share-based compensation in the 2023 period as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 and a decrease in insurance costs.  These decreases were partially offset by an increase in external consulting costs on corporate activities and other expenses.

Change in Fair Value of Warrants Liability

The change in fair value of our Private Warrants liability during the third quarter of 2023 resulted in a credit of $0.1 million, reflecting a decrease in the price of our Public Warrants and common shares in the third quarter of 2023. This compares to a credit of $0.4 million in the comparative quarter of 2022, reflecting a decrease in the price of our Public Warrants and common shares in this period.  The warrants liability was initially recorded as part of the Business Combination.

Nine Months ended September 30, 2023 compared to Nine Months ended September 30, 2022

We reported a net loss of $26.6 million in the first nine months of 2023, compared to a net loss of $61.4 million in the same period of 2022.  The following explains the major reasons for the reduction in the net loss in the nine months of 2023.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the first nine months ended September 30, 2023 were $23.2 million, compared to $40.3 million for the same period in 2022. The decrease of $17.1 million was primarily due to a reduction in environmental studies of $15.1 million and a reduction of $6.5 million on the PMTS, as the collector test was completed in November 2022, and lower share-based compensation of $3.6 million in the first nine months of 2023, as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021.  These cost reductions were partially offset by increased spending in 2023 on mining, technological and process development activities of $5.0 million and on prefeasibility studies of $1.1 million, due to engineering work which commenced in the fourth quarter of 2022, and higher spending on sponsorship programs.

General and Administrative Expenses

G&A expenses for the first nine months ended September 30, 2023 were $15.9 million, compared to $22.5 million for the same period in 2022. The decrease of $6.6 million in G&A expenses in the first nine months of 2023 was mainly the result of lower share-based compensation in the 2023 period as the cost of the LTIP options with specific market capitalization vesting conditions was fully amortized in 2022 in addition to the decrease in the amortization cost of STIP sign-up options granted in 2021 and a decrease in insurance costs during the first nine months of 2023.  This decrease was partially offset by higher spending on legal costs, external consulting on corporate activities and other expenses.

Gain on Disposition of Asset

In the first nine months of 2023, we reported a gain of $13.75 million on NORI’s contribution in February 2023 of a 2% gross overriding royalty on the NORI project area to Low Carbon Royalties, reflecting the excess of the consideration received from Low Carbon Royalties of $14 million and NORI’s exploration contract carrying value.

Change in Fair Value of Warrants Liability

The change in fair value of our Private Warrants liability during the first nine months of 2023 resulted in a charge of $1.2 million, reflecting an increase of 57% in the price of our Public Warrants partially offset by a decrease in the price of our common shares in the first nine months of 2023. This compares to a credit of $0.9 million in the first nine months of 2022, reflecting a decrease in both our Public Warrants and common shares in this period.

Liquidity and Capital Resources

Prior to closing of the Business Combination, our primary sources of capital have been private placements of DeepGreen common shares and DeepGreen preferred shares and the issuance of convertible debentures completed in February 2021, which were automatically converted into DeepGreen common shares immediately prior to the completion of the Business Combination, which were converted into common shares as part of the Business Combination. In addition, on September 9, 2021, we completed the Business Combination with SOAC, and as a result we received gross cash proceeds of approximately $137.6 million (approximately $104.5 million net of transaction fees). On August 12, 2022, we completed a private placement raising gross cash proceeds of $30.4 million (approximately $30 million net of transaction fees). On August 14, 2023, we announced that we entered into the Purchase Agreement in connection with a Registered Direct Offering.  To date, we have received gross proceeds of $15.9 million (approximately $14.5 million net of transaction fees) in the Registered Direct Offering and expect to receive an additional $9 million of gross proceeds from an investor affiliated with us in two installments, $2.5 million on or before November 30, 2023 and $6.5 million on or before January 31, 2024. As of September 30, 2023, we had cash on hand of $22.5 million.

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

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance, including the net proceeds from the Registered Direct Offering in August 2023, and availability of borrowing under our Credit Facility with an affiliate of Allseas, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected,  due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our common shares or changes in external business environment.

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

We continue to expect that we will require approximately $35 to $45 million of cash in addition to $22.5 million cash on hand as of September 30, 2023 and the remaining committed funding from an affiliated investor of $9 million expected to be received as part of our recently announced Registered Direct Offering, assuming no exercise of the Class A warrants issued in the offering (but not including potential drawdown on the Credit Facility) to submit a high-quality application for an exploitation contract for NORI Area D following the July 2024 meeting of the ISA.  This estimate includes, among other things, the expected costs of:

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

On March 22, 2023, we entered into the Credit Facility with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 to extend the maturity date, pursuant to which, we may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (“SOFR”), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity of November 30, 2024. The Credit Facility also contains customary events of default.  As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under this Credit Facility.

On August 14, 2023, we entered into the Purchase Agreement for a Registered Direct Offering of common shares and Class A Warrants. The purchase price for each common share and Class A Warrant to purchase 0.5 common shares is $2.00.  The exercise price of the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement. No investor elected to exercise its right to purchase additional common shares and accompanying Class A Warrants on or before September 15, 2023 under the terms of the Purchase Agreement. To date, we have received gross proceeds of $15.9 million (approximately $14.5 million net of transaction fees) in the Registered Direct Offering and expect to receive an additional $9 million of gross proceeds from an investor affiliated with us in two installments, $2.5 million on or before November 30, 2023 and $6.5 million on or before January 31, 2024.

We may receive up to approximately $281.8 million in aggregate gross proceeds from cash exercises of the Public Warrants and the Private Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our common shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our common shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. In addition, the exercise price for the outstanding Class A Warrants issued and issuable in the Registered Direct Offering is $3.00 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless and we will not receive any proceeds from the excise thereof.

On July 26, 2023, the Allseas Warrant was exercised resulting in our issuance of 11.6 million common shares to Allseas in return for the payment of the exercise price of $115.8 thousand. The Allseas Warrant vested and became exercisable upon the successful completion of the PMTS in November 2022.

Cash Flows Summary

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Nine Months Ended
(Dollar amounts in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Net cash (used in) operating activities	$(12,502)	$(8,637)	$(44,359)	$(46,760)
Net cash provided by (used in) investing activities	$(100)	$(507)	$4,825	$(959)
Net cash provided by financing activities	$15,137	$29,784	$15,216	$29,774
Increase (Decrease) in cash	$2,535	$20,640	$(24,318)	$(17,945)

Nine Months ended September 30, 2023 compared to Nine Months ended September 30, 2022

Cash flows used in Operating Activities

For the nine months ended September 30, 2023, major operating activities over this period involved the continuation of environmental work following the NORI integrated collector test which was concluded in November 2022, as well as advanced work on engineering and pre-feasibility studies as we advance towards our application to the ISA for an exploitation contract and prepare for potential future commercial production.  Net cash used in operating activities in the first nine months of 2023, amounted to $44.4 million, and consisted mainly of $24.8 million on various environmental work, $1.6 million spent on engineering and pre-feasibility studies, $7.5 million on personnel costs, $3.7 million on legal costs, $2.6 million for sponsorship, training, and stakeholder engagement support, and additional payments of $3.8 million for various expenses.

For the nine months ended September 30, 2022, operating activities focused mainly on the preparation and execution of the NORI integrated collector test which was concluded in November 2022.  Net cash used in operating activities in the first nine months of 2022 amounted to $46.8 million, consisting mainly of $21.1 million on various environmental work, $10.3 million for work on the PMTS, $7.0 million on personnel costs, $5.1 million on legal costs and other corporate activities, and additional payments of $3.1 million for various expenses including costs for engineering, communications and stakeholder engagements.

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $4.8 million, primarily reflecting the cash received of $5 million on closing of our investment in Low Carbon Royalties.  In the comparative first nine months of 2022, cash used in investing activities was $0.9 million for the purchase of equipment.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $15.2 million, compared to $29.8 million in the first nine months of 2022.   The 2023 results represent the net proceeds received from the Registered Direct Offering announced in August 2023, while the 2022 results represent the net proceeds from the PIPE financing announced in August 2022.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period.  The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing the five-year plan. NORI has estimated its work plan for 2023 to be approximately $25 million, which may be settled in cash or equity. The cost of the estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date.

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

Marawa Option Agreement and Services Agreement

As part of DGE’s Marawa Option Agreement and Services Agreement with Marawa with respect to the Marawa Area, Marawa committed to spend a defined amount of funds on exploration activities on an annual basis. The commitment for fiscal 2023 and 2024 is Australian dollar (“AUD”) $3 million and AUD $2 million, respectively. Such commitment is negotiated with the ISA for a five-year plan and is subject to regular periodic reviews. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We expect to collaborate with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear. Marawa has delayed certain activities in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract.  NORI has begun discussions with the Government of Nauru to renegotiate the existing sponsorship agreement and has also committed to ensuring NORI pays corporate income tax within Nauru, assuming our future operations are ultimately profitable.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru.  TOML expects to renegotiate the existing sponsorship agreement with Tonga prior to entering into operations in the TOML Area and has committed to paying corporate income tax within Tonga assuming our future operations are ultimately profitable.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments, with expected production readiness in the fourth quarter of 2025.  NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production.  Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero Offshore System production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2023. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for an additional production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through September 30, 2023, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million common shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million common shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million common shares to Allseas, as described below.  On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

On November 11, 2022, the board of directors approved the successful completion and testing of the PMTS in the NORI Area D and payment of the third milestone amounting to $10 million and additional costs owed to Allseas under the PMTA by issuing 10.85 million common shares to Allseas priced at $1.00 per share on February 23, 2023.

On August 1, 2023, we entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give us exclusive use of the vessel (“Hidden Gem”) in support of the development of the Project Zero Offshore System until the system is completed or December 31, 2026, whichever is earlier. In consideration of the exclusivity term, on August 14, 2023, we issued 4.15 million common shares to Allseas.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at September 30, 2023.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of an exposure will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates our transactions in foreign currencies, primarily in the Canadian dollar, the Australian dollar, the Euro and the Great British Pound. We primarily hold our cash in U.S. dollars and settle our foreign currency payables soon after the receipt of invoices thereby minimizing the foreign currency exposure.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

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

On January 23, 2023, an investor in the 2021 private placement from the Business Combination filed a lawsuit against us in New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.).  We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023.  The amended complaint alleges that we breached the representations and warranties in the plaintiff’s private placement Subscription Agreement and breached the covenant of good faith and fair dealing.  The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings.  We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023.  An Oral Hearing on the Motion to Dismiss has been scheduled for December 7, 2023. There is no assurance, however, that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K filed on March 27, 2023 as updated and/or supplemented in subsequent filings made with the SEC. There have been no material changes from or additions to the risk factors disclosed in our 2022 Annual Report on Form 10-K filed on March 27, 2023, as updated and/or supplemented in subsequent filings made with the SEC other than the revised risk factors set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

There can be no assurance that the Environmental Impact Assessment Post Collector Test will be successful.

In October 2023 we entered into a Services Agreement with a third party to conduct an assessment of the benthic impact of the 2022 Collector Test at a period of approximately 12 months post the Collector Test activities (the “Post-Collector Environmental Assessment”). The information and data obtained from the Post-Collector Environmental Assessment will be used in our NORI Area D exploitation application.  There can be no assurances that the Post-Collector Environmental Assessment will be successful or that such information and data obtained will be adequate for the NORI Area D exploitation application.

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On August 9, 2023, we issued 11,578,620 common shares to Allseas in connection with Allseas’ exercise of the Allseas Warrant for an aggregate cash exercise price of $115.8 thousand.

On August 1, 2023, issued 4.15 million common shares to Allseas in connection with the signing of an Exclusive Vessel Use Agreement with Allseas, giving TMC exclusive use of the Hidden Gem for a specified period of time.

These common shares were issued pursuant to and in accordance with the exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended September 30, 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Class A Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	08/14/2023	001-39281
10.1	Exclusive Vessel Use Agreement, dated August 1, 2023, by and between TMC the metals company Inc. and Allseas Group S.A.		Form 8-K (Exhibit 10.1)	08/01/2023	001-39281
10.2	Amendment to the Unsecured Credit Facility, dated July 31, 2023, by and between TMC the metals company Inc. and Argentum Credit Virtuti GCV		Form 8-K (Exhibit 10.2)	08/01/2023	001-39281
10.3	Form of Securities Purchase Agreement, dated August 14, 2023		Form 8-K (Exhibit 10.1)	08/14/2023	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

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

TMC THE METALS COMPANY INC.

Date: November 9, 2023	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer