Form 10-K/A
period 2023-12-31
TMC the metals Co Inc.
filed 2024-04-18
CIK 1798562

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

EXPLANATORY NOTE

On March 25, 2024, TMC the metals company Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). The purpose of this Amendment No. 1 (this “Amendment”) is to correct a typographical error in Exhibit 23.1, Consent of Ernst & Young LLP, independent registered public accounting firm (the “Consent”), Vancouver, Canada, PCAOB ID 1263, filed with the Form 10-K to reference the correct date of the report of independent registered public accounting firm referenced therein. The revised Consent is filed as Exhibit 23.1 hereto. This Amendment is also being filed to replace Exhibit 10.16, Amended and Restated Executive Employment Agreement, dated November 11, 2022, by and between DeepGreen Metals UAE and Erika Ilves (the “Employment Agreement”), with the correct version. Due to an administrative oversight, an incorrect version of the Employment Agreement was inadvertently filed as Exhibit 10.16.

This Amendment speaks as of the filing date of the Form 10-K and does not reflect events occurring after the filing of the Form 10-K. No other revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 10.16 and Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.16+	Amended and Restated Executive Employment Agreement, dated November 11, 2022 by and between DeepGreen Metals UAE and Erika Ilves	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+            Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMC THE METALS COMPANY INC.

Date: April 18, 2024	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

4