Form 10-Q
period 2024-03-31
TMC the metals Co Inc.
filed 2024-05-13
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, the registrant had 320,510,004 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended March 31, 2024

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. and our subsidiaries. TMC is incorporated under the laws of the province of British Columbia, Canada. The Company’s common shares and public warrants to purchase common shares trade on the Nasdaq Global Select Market (“Nasdaq”), under the symbols “TMC” and “TMCWW,” respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;

●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;
●	the impact of pandemics on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”), on March 25, 2024, as amended on April 18, 2024 (the “2023 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings we make with the SEC. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		March 31,	December 31,
ASSETS	Note	2024	2023
Current
Cash		$3,991	$6,842
Receivables and prepayments		1,953	1,978
		5,944	8,820
Non-current
Exploration contracts		43,150	43,150
Equipment		1,048	1,133
Software development costs		1,718	1,643
Right-of-use asset	6	5,244	5,721
Investment	7	8,351	8,429
		59,511	60,076

TOTAL ASSETS		$65,455	$68,896

LIABILITIES
Current
Accounts payable and accrued liabilities		36,470	31,334
		36,470	31,334
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	14,000	14,000
Warrants liability	10	2,500	1,969
TOTAL LIABILITIES		$63,645	$57,978

EQUITY
Common shares (unlimited shares, no par value – issued: 318,291,383 (December 31, 2023 – 306,558,710))		454,431	438,239
Additional paid in capital		122,691	122,797
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(574,096)	(548,902)
TOTAL EQUITY		1,810	10,918

TOTAL LIABILITIES AND EQUITY		$65,455	$68,896

Nature of Operations (Note 1)

Contingent Liabilities (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2024	2023
Operating expenses
Exploration and evaluation expenses	8	$18,123	$7,169
General and administrative expenses		6,559	6,214
Operating loss		24,682	13,383

Other items
Equity-accounted investment loss	7	78	219
Change in fair value of private warrants liability	10	531	544
Foreign exchange (gain) loss		(266)	29
Interest income		(102)	(454)
Fees and interest on credit facility	6,13	271	27

Loss and comprehensive loss for the period		$25,194	$13,748

Loss per share - basic and diluted		$0.08	$0.05

Weighted average number of Common Shares outstanding – basic and diluted		311,521,854	272,029,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

				Accumulated
	Common Shares		Additional	Other
			Paid in	Comprehensive
Three months ended March 31, 2024	Shares	Amount	Capital	Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Notes 9, 10)	4,500,000	7,447	1,553	—	—	9,000
Exercise of stock options (Note 11)	120,000	144	46	—	—	190
Conversion of restricted share units, net of shares withheld for taxes (Note 11)	7,112,673	8,601	(8,601)	—	—	—
Share-based compensation and expenses settled with equity (Notes 10, 11)	—	—	6,896	—	—	6,896
Loss for the period	—	—	—	—	(25,194)	(25,194)
March 31, 2024	318,291,383	$454,431	$122,691	$(1,216)	$(574,096)	$1,810

				Accumulated
	Common Shares		Additional	Other
			Paid in	Comprehensive
Three months ended March 31, 2023	Shares	Amount	Capital	Loss	Deficit	Total
January 1, 2023	266,812,131	$332,882	$184,960	$(1,216)	$(475,121)	$41,505
Shares issued to Allseas	10,850,000	9,394	—	—	—	9,394
Conversion of restricted share units, net of shares withheld for taxes	2,956,154	2,814	(2,814)	—	—	—
Share-based compensation and Expenses settled with equity	—	—	4,650	—	—	4,650
Loss for the period	—	—	—	—	(13,748)	(13,748)
March 31, 2023	280,618,285	$345,090	$186,796	$(1,216)	$(488,869)	$41,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2024	2023
Cash provided by (used in)

Operating activities
Loss for the period		$(25,194)	$(13,748)
Items not affecting cash:
Amortization		85	88
Lease expense	6	477	—
Share-based compensation and expenses settled with equity	11	6,896	4,650
Equity-accounted investment loss	7	78	219
Change in fair value of warrants liability	10	531	544
Unrealized foreign exchange movement		(293)	(20)
Changes in working capital:
Receivables and prepayments		25	(459)
Accounts payable and accrued liabilities		5,543	(14,758)
Net cash used in operating activities		(11,852)	(23,484)

Investing activities
Acquisition of equipment and software		(340)	—
Net cash used in investing activities		(340)	—

Financing activities
Proceeds from Registered Direct Offering	9	9,000	—
Expenses paid for Registered Direct Offering	9	(142)	—
Proceeds from exercise of stock options	11	190	—
Proceeds from Low Carbon Royalties investment		—	5,000
Net cash provided by financing activities		9,048	5,000

Decrease in cash		$(3,144)	$(18,484)
Impact of exchange rate changes on cash		293	20
Cash - beginning of period		6,842	46,876
Cash - end of period		3,991	28,412

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

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 square kilometers in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 square kilometers in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 square kilometers in the CCZ (“Marawa Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to deliver a system to collect, lift and transport nodules from the seafloor to shore that meets the requirements of an early commercial production system (Note 6).

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

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2023. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Comparative figures reported in the Condensed Consolidated Balance Sheet, for cash, receivables and prepayments, software development costs and equipment, and figures reported in the Condensed Consolidated Statements of Cash Flows, for expenses settled with equity and changes in working capital have been reclassified to conform to the current period’s presentation.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 11), valuation of Class A warrants (Note 9) as well as the valuation of private warrants (Note 10), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2024, and 2023.

As at March 31, 2024, and December 31, 2023, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability, and warrants issued by the Company. These warrants are valued at fair value, which is disclosed in Note 10.

5.Recent Accounting Pronouncements Issued and Adopted

There were no recent accounting pronouncements issued and adopted by the Company during the period.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. During the three months ended March 31, 2024, in relation to the development of the commercial nodule collection system, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $3.7 million, recorded as mining, technological and process development within exploration and evaluation expenses (three months ended March 31, 2023 - $ 1.0 million).

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

The Company has determined that the Exclusive Vessel Use Agreement with Allseas is a lease agreement, classified as an operating lease. On August 1, 2023, the Company recorded a lease liability amounting to $6.5 million, which represents the fair value of 4.15 million common shares issued to Allseas on August 14, 2023, as consideration. The entire lease liability was settled within 14 days of the commencement of lease. On the date of the agreement, the Company recognized $6.5 million as a right-of-use asset, which represented the present value of the lease payments.

For the three months ended March 31, 2024, the Company has recognized $0.5 million as lease expense recorded as exploration and evaluation expense.

As at March 31, 2024, the net amount of the right-of-use asset is as follows:

Right-of-use Asset
Balance as on December 31, 2023	$5,721
Lease expense during the period	477
Balance as at March 31, 2024	$5,244

Credit Facility with Allseas Affiliate

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“Credit Facility”), with Argentum Credit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity. The Company has the ability to settle certain charges under this Credit Facility in cash or in equity at the discretion of the Company. The Credit Facility also contains customary events of default. On March 22, 2024, the Company entered into the Second Amendment to the Unsecured Credit Facility with the Lender, the parent of Allseas Investments S.A. and an affiliate of Allseas, to extend the Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which the Company or the Lender gives notice of termination of the agreement. Under the amended Credit Facility, the Company may borrow from the Lender up to $25,000,000 in the aggregate through August 31, 2025.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

During the three months ended March 31, 2024, the Company has not drawn any amount from the Credit Facility and has incurred $0.2 million (three months ended March 31, 2023: $27 thousand) as underutilization fees.

As at March 31, 2024, the total amount payable to Allseas and its affiliates was $17.5 million (December 31, 2023: $13.8 million).

As at March 31, 2024, Allseas and its affiliates owned 53.8 million TMC common shares (2023: 53.8 million TMC common shares) which constituted 16.9% (December 31, 2023: 17.6%) of total common shares outstanding.

7.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties, a private corporation formed under the laws of British Columbia, Canada, to finance low carbon emitting energy production and technologies (natural gas, nuclear, renewables), transition metals and minerals required for energy storage and electrification (Cu, Li, Ni, Co, Mn), and the evolving environmental markets (the “Partnership”). In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ in which NORI currently holds exclusive exploration rights for polymetallic nodules from the ISA to Low Carbon Royalties. The Company retained the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversaries of the Partnership. If both repurchase transactions are executed, the NORI Royalty will be reduced to 0.5%.  At the Closing Date, Low Carbon Royalties also owned a 1.56% gross overriding royalty on a producing natural gas field in Latin America (the “LCR – owned Royalty”). In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each have a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Based on the fair value of the NORI Royalty granted and the cash received, the Company recorded $9 million as investment in Low Carbon Royalties on the Closing Date. For the three months ended March 31, 2024, the Company’s share of the net loss generated by the Low Carbon Royalties was $78 thousand (share of net loss for three months ended March 31, 2023: $0.2 million).

Investment
Fair value of NORI Royalty	$14,000
Cash received	(5,000)
Cost of Investment on Closing Date	9,000
Equity-accounted investment loss for the year ended 2023	(571)
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the period ended March 31, 2024	78
Investment as at March 31, 2024	$8,351

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at March 31, 2024, remained unchanged at $14 million.

Financial results of Low Carbon Royalties for the three months ended March 31, 2024 and March 31, 2023 are summarized below:

	March 31	March 31
	2024	2023
Current Assets	$1,257	1,123
Non-Current Assets	26,009	27,873
Current Liabilities	86	117
Royalty Income	$394	25
Total Revenue	404	66
Comprehensive Loss for the period	$(241)	(649)

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended March 31, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$1,830	$—	$—	$1,830
Exploration Labor	2,159	19	156	2,334
Share-Based Compensation (Note 11)	917	(9)	63	971
Mining, Technological and Process Development	11,260	—	338	11,598
Prefeasibility Studies	290	—	—	290
Sponsorship, Training and Stakeholder Engagement	687	35	151	873
Other	202	—	25	227
	$17,345	$45	$733	$18,123

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the three months ended March 31, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$2,618	$—	$—	$2,618
Exploration Labor	1,078	45	133	1,256
Share-Based Compensation	828	26	83	937
Mining, Technological and Process Development	1,018	—	105	1,123
Prefeasibility Studies	384	—	—	384
Sponsorship, Training and Stakeholder Engagement	414	76	237	727
Other	92	—	32	124
	$6,432	$147	$590	$7,169

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

9.Registered Direct Offering

On August 14, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”) 12,461,540 common shares and issue Class A Warrants to purchase 6,230,770 common shares (“Class A Warrants) (Note 10). Each common share and accompanying Class A Warrant were sold at a price of $2.00 per unit. The exercise price to purchase one common share under the Class A warrants is $3.00, subject to adjustment as provided in the warrant agreement.

On January 30, 2024, the Company received the remaining committed funding of $9 million (representing 4,500,000 common shares and 2,250,000 warrants) from an investor affiliated with the Company. The common shares and warrants were issued on January 31, 2024.

As at March 31, 2024, 12,461,540 common shares and Class A Warrants to purchase 6,230,770 common shares had been issued and the Company received gross proceeds amounting to $24.9 million. The Company incurred $1.3 million as offering expenses, resulting in net proceeds received of $23.6 million. Out of the total net proceeds received of $23.6 million, the net proceeds attributable to common shares were $18.9 million and the net proceeds attributable to Class A Warrants were $4.7 million.

10.Warrants

The Company issued 15,000,000 common share warrants as part of its predecessor’s initial public offering in May 2020 (“Public Warrants”) and 9,500,000 private placement common share warrants in a private placement simultaneously with the closing of its predecessor’s initial public offering (“Private Warrants”).

Public Warrants

As at March 31, 2024, 15,000,000 (March 31, 2023 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

As at March 31, 2024, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at March 31, 2024, 9,500,000 (March 31, 2023 - 9,500,000) Private Warrants were outstanding.

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

As at March 31, 2024, the fair value of outstanding Private Warrants of $2.5 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2023	$1,969
Increase in fair value of warrants liability	531
Warrants liability as at March 31, 2024	$2,500

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The fair value of the Private Warrants was estimated using the following assumptions:

	March 31,		December 31,
	2024		2023
Exercise price	$11.50		$11.50
Share price	$1.10		$1.10
Volatility	103.00%		105.34%
Term	2.44	years	2.69	years
Risk-free rate	4.39%		3.98%
Dividend yield	0.0%		0.0%

There were no exercises or redemptions of the Public Warrants or Private Warrants during the three-month period ended March 31, 2024.

Class A Warrants

On January 31, 2024, the Company issued the remaining 2,250,000 Class A Warrants, after receiving the remaining committed funding from the Registered Direct Offering of $9 million (Notes 9 and 13). These Class A Warrants were valued on January 31, 2024 using a Monte Carlo simulation, at a fair value of $0.69 per warrant. The fair value of the Class A Warrants was estimated using the following assumptions:

January 31,
2024
Exercise price	$3.00
Share price	$1.31
Call price threshold	$6.50
Volatility	105.08%
Term (years)	3.92
Risk-free rate	3.89%
Dividend yield	0.0%

On January 31, 2024, the Company recorded the fair value of the remaining 2,250,000 Class A warrants amounting to $1.6 million as additional paid in capital. As at March 31, 2024, the value recorded in additional paid in capital of all outstanding Class A Warrants was $4.8 million (December 31, 2023 - $3.2 million).

11.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of March 31, 2024, is 56,634,518 common shares, including 12,262,348 shares added to the Plan in January 2024 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Stock options

As at March 31, 2024, there were 14,954,240 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,644,874 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). The Company makes awards under the STIP and LTIP under its equity incentive plans in effect at the time of the award, which is currently the Plan.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

A continuity schedule summarizing the movements in the Company’s stock options under the STIP and LTIP plans is as follows:

	Number of	Number of
	Options	Options
	Outstanding	Outstanding
	under STIP	under LTIP
Outstanding – December 31, 2022	15,356,340	9,783,922
Expired	(162,100)	—
Exercised	(120,000)	—
Outstanding – December 31, 2023	15,074,240	9,783,922
Forfeited	—	(139,048)
Exercised	(120,000)	—
Outstanding – March 31, 2024	14,954,240	9,644,874

During the three months ended March 31, 2024, the Company recognized $47 thousand of share-based compensation expense for stock options (issued under STIP plans) in the statement of loss and comprehensive loss (three months ended March 31, 2023: $0.2 million). For the three months ended March 31, 2024, a total of $14 thousand of this share-based compensation expense was related to exploration and evaluation activities (three months ended March 31, 2023 - $0.1 million). The amount of this share-based compensation expense recognized related to general and administrative matters for three months ended March 31, 2024, was $33 thousand (three months ended March 31, 2023 - $0.1 million).

During the three months ended March 31, 2024, the Company reversed $0.6 million of previously recognized share-based compensation expense to record the forfeiture of unvested stock options (issued under LTIP plans) in the statement of loss and comprehensive loss (three months ended March 31, 2023: $nil) evenly apportioned between exploration and evaluation expenses (Note 8) and general and administration expenses.

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A summary of the RSU activity during the three months ended March 31, 2024 is presented in the table below:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	10,962,024
Forfeited	(226,054)
Exercised	(7,112,673)
Outstanding – December 31, 2024	16,108,177

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the three months ended March 31, 2024 are as follows:

	Three months	Three months
	ended March 31,	ended March 31,
Vesting Period	2024	2023
Vesting Immediately(1)(2)	3,800,435	3,237,710
Vesting fully on the first anniversary of the grant date	17,241	—
Vesting in thirds on each anniversary of the grant date(3)	7,144,348	8,683,486
Vesting in fourths on each anniversary of the grant date	—	343,750
Total Units Granted	10,962,024	12,264,946
1.

Of the 3,800,435 RSUs vesting immediately on grant date, 2,812,802 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.44 per RSU.

2.

During the three months ended March 31, 2024, the Company granted 46,333 RSUs to consultants (three months ended March 31, 2023: 23,438 RSUs) resulting in $84 thousand, charged as general and administrative expenses for the three months ended March 31, 2024 (three months ended March 31, 2023: $23 thousand of general and administrative expenses). During the three months ended March 31, 2024, the Company also granted 27,323 RSUs to consultants as a prepayment for their services (three months ended March 31, 2023: nil).

3.	During the three months ended March 31, 2024, the Company granted 7,144,348 RSUs, as payment for the 2023 LTIP awards (three months ended March 31, 2023: 8,645,465 RSUs were issued as payment for the 2022 LTIP awards).

The grant date fair value of RSUs is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three months ended March 31, 2024, a total of $3.2 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three months ended March 31, 2023: $1.6 million). Share-based compensation expense for RSUs totaling $2 million related to general and administration matters was charged to the statement of loss and comprehensive loss for the three months ended March 31, 2024 (three months ended March 31, 2023: $0.7 million). The Company recorded a total of $1.2 million of share-based compensation expense for RSUs related to exploration and evaluation activities for the three months ended March 31, 2024 (three months ended March 31, 2023: $0.9 million). As at March 31, 2024, total unrecognized share-based compensation expense for RSUs was $14.8 million (December 31, 2023 - $6.9 million).

As at March 31, 2024, an aggregate of 402,922 vested RSUs were being processed and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As of March 31, 2024, there were 10,998,032 common shares reserved for issuance under the ESPP. This included 3,065,587 shares added to the ESPP in January 2024 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the first quarter of 2024, a total of $18 thousand (three months ended March 31, 2023: $19 thousand) was charged to the statement of loss and comprehensive loss as share-based compensation expense, representing the share price purchase discount offered by the Company. From the amount charged during the three months ended March 31, 2024, $9 thousand was recorded in exploration and evaluation expenses (three months ended March 31,2023: $7 thousand) and $9 thousand was recorded in general and administrative expenses (three months ended March 31,2023: $12 thousand).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

12.Loss per Share

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

Anti-dilutive equivalent common shares were as follows:

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2024	2023
Outstanding options to purchase common shares	24,599,114	25,140,262
Outstanding RSUs	16,108,177	13,123,935
Outstanding shares under ESPP	28,796	68,333
Outstanding warrants	30,730,770	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	207,706,821	210,651,114

13.Related Party Transactions

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three months ended March 31, 2024 totaled $25 thousand, (three months ended March 31, 2023: $69 thousand), out of which a total $18 thousand (2023: $55 thousand), is disclosed as exploration labor within exploration and evaluation expenses (Note 8) and $7 thousand is disclosed as general and administrative expenses (2023: $14 thousand). As at March 31, 2024, the amount payable to SSCS was $8 thousand (December 31, 2023 - $17 thousand).

The Company’s Chief Ocean Scientist provides consulting services to the Company through Ocean Renaissance LLC (“Ocean Renaissance”) where he is a principal. Consulting services during the three months ended March 31, 2024 amounted to $50 thousand (2023: $94 thousand), out of which $23 thousand (2023: $42 thousand:), is disclosed as exploration labor within exploration and evaluation expenses (Note 8) and $27 thousand is disclosed as general and administrative expenses (2023: $52 thousand). As at March 31, 2024, the amount payable to Ocean Renaissance was $25 thousand (December 31, 2023- $25 thousand).

On January 30, 2024, as part of the Registered Direct Offering (Note 9), the Company received the remaining committed funding of $9 million from ERAS Capital LLC, the investment fund of one of the Company’s Directors.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s director, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20,000,000 in the aggregate ( $10,000,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi - annually (or plus 5% if paid - in - kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if the Company or any of its subsidiaries raise at least $50,000,000 in the aggregate (i) through the issuance of any of the Company’s or its subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. During the three months ended March 31, 2024, the Company had not drawn any amount from the 2024 Credit Facility and had incurred $22 thousand as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down upon at the time such fees are payable. As of May 13, 2024, the Company drew $2.9 million from the 2024 Credit Facility.

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6.

14.Contingent Liabilities

Contingent Liability

On October 28, 2021, a shareholder filed a putative class action against the Company, one of the Company’s executives and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that the Company or the other defendants will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On January 23, 2023, certain investors in the 2021 private placement from the Business Combination filed a lawsuit against the Company in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that the Company breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted the Company’s motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of the Subscription Agreement claim. The Company filed a notice of appeal regarding the Court’s denial of its motion to dismiss the breach of the Subscription Agreement claim. There is no assurance that the Company will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

15.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our 2023 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2023 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024 and 2023, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), about 1,500 miles south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 km (4,500 miles) that spans approximately 4,500,000 square kilometers (1,700,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, manganese, cobalt and copper in a single rock.

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

Exploration and exploitation of seafloor minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million square kilometers, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to three of the 17 polymetallic nodule contract areas in the CCZ; two based on ISA exploration contracts through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively, and exclusive commercial rights through our subsidiary, DeepGreen Engineering Pte. Ltd.’s (“DGE”), and its arrangement with Marawa Research and Exploration Limited (“Marawa”), a company owned and sponsored by the Republic of Kiribati (“Kiribati”).

We have key strategic alliances with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, which is expected to be modified into the first commercial production system and (ii) Glencore which holds offtake rights to 50% of the NORI nickel and copper production. In addition, we have worked with an engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. After several months of pre-feasibility work in 2022 on the possibility of building a processing facility in India for Project Zero, we decided to adopt a capital-light approach and focus on sourcing an existing processing facility requiring lower capital expenditures and which we believe may offer a lower risk solution to get Project Zero into production. In November 2022, we entered into a non-binding Memorandum of Understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan pursuant to which PAMCO completed prefeasibility work assessing the prospect of processing nodules using their existing facilities. In November 2023, we entered into a binding MoU with PAMCO whereby they must complete a feasibility study (expected to be completed during the fourth quarter of 2024) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility expected to start in the second quarter of 2026, provided we obtain an exploitation contract from the ISA as expected. The toll treatment is intended to take place on a dedicated Rotary Kiln Electric Arc Furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce Li-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a definitive tolling agreement before the end of 2024, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms. There can be no assurance that we will enter into such definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if such definitive tolling agreement is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

We are currently focused on preparing our application to the ISA for our first exploitation contract for the NORI Area D contract area following the July 2024 meetings of the ISA.

We expect to commence production offshore at the end of the first quarter of 2026, assuming an ISA application review and approval process of approximately one year.

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

Developments in the First Quarter 2024

Below are some of the major developments that occurred in the first quarter of 2024:

Amendment to Credit Facility with Allseas Affiliate

On March 22, 2024, we entered into the Second Amendment to the Unsecured Credit Facility with Argentum Credit Virtuti GCV (the Lender), the parent of Allseas Investments S.A. and an affiliate of Allseas, to further extend the Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which we or the Lender gives notice of termination of the agreement (as amended by this amendment and the July 2023 amendment, the “Credit Facility”). Under the Credit Facility, we may borrow from the Lender up to $25,000,000 in the aggregate through August 31, 2025.

Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $20,000,000 in the aggregate ($10,000,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least USD $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. As of May 13, 2024, the Company drew $2.9 million from the 2024 Credit Facility

ISA Consolidated Draft Regulations

In February 2024, the ISA published a consolidated set of draft regulations for the first time, harmonizing and cleaning up the text thereof. The 225-page text is comprehensive and signals the next phase in the negotiations to finalize the regulations. Part 1 of the ISA’s 29th Session took place between March 18-29, 2024. During the Session, the ISA Council commenced negotiations on the new consolidated text and identified a number of issues for negotiation inter-sessionally.

Responsible Use of Seafloor Resources Act (RUSRA)

In March 2024, legislation was introduced in the U.S. House of Representatives calling for the U.S. to “support international governance of seafloor resource exploration and responsible polymetallic nodule collection by allied partners”, and to “provide financial, diplomatic, or other forms of support for seafloor nodule collection, processing and refining.”

Developments Subsequent to March 31, 2024

World-First Production of Nickel Sulfate from Deep-Seafloor Polymetallic Nodules

In April 2024, we announced that we had successfully produced the world’s first nickel sulfate derived exclusively from seafloor polymetallic nodules during pilot-scale nodule processing. In partnership with SGS Canada Inc, the testing was undertaken on samples of nickel-cobalt-copper matte produced by TMC in 2021 using the Company’s efficient flowsheet to process high-grade nickel matte directly to nickel sulfate without making nickel metal, while producing fertilizer byproducts instead of solid waste or tailings.

Extensive Submission of Deep-Sea Environmental Data to the ISA

In May 2024, we announced that our subsidiary NORI had made a second submission of key environmental data from all prior environmental baseline campaigns conducted in the NORI-D exploration area up to January 2022 to DeepData, an open database of contractor data managed by the ISA. The submission of this batch of data includes an extensive set of geochemical and biological samples from across the water column.

Steve Jurvetson Joins TMC’s Board of Directors as Vice Chairman and Special Advisor to the CEO

In April 2024, renowned Silicon Valley investor Steve Jurvetson joined our board of directors as Vice Chairman and special advisor to the CEO. Mr. Jurvetson is an investor focused on founder-led, mission-driven companies at the cutting edge of disruptive technology and new industry formation. His investments include pioneering technology companies like Tesla, Planet Labs, SpaceX and Commonwealth Fusion Systems, and represent over $800 billion in aggregate value creation.

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively, and exclusive commercial rights through our subsidiary’s (DGE), arrangement with Marawa, a company owned and sponsored by the Republic of Kiribati.

NORI. NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd, a leading mining consulting firm (AMC), to undertake a preliminary economic assessment (“PEA”) of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 in our 2023 Annual Report on Form 10-K.

TOML. TOML our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on September 23, 2021. TOML commissioned a Technical Report Summary by AMC, dated March 2021, which is filed as Exhibit 96.2 in our 2023 Annual Report on Form 10-K.

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

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company and we do not anticipate earning revenues until such time as NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to: finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2023 Annual Report on Form 10-K, as further updated and/or supplemented in subsequent filings with the SEC.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our results are reported under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and in U.S. dollars.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $25.2 million for the three months ended March 31, 2024, compared to a net loss of $13.7 million in the same period of 2023. We have an accumulated deficit of approximately $574.1 million from inception through March 31, 2024.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Foreign Exchange Gain/Loss

The foreign exchange gain or loss for the periods reported primarily relates to our cash held in Canadian dollars and to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of our 9,500,000 Private Warrants, which is re-measured at the end of each reporting period.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2024 and 2023. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2023 Annual Report on Form 10-K.

Additionally, the unaudited condensed consolidated interim financial statement for the three months ended March 31, 2023 have been revised to correct prior period errors as discussed in Note 22 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statement included in Part II, Item 8 of our 2023 Annual Report on Form 10-K. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Comparison of the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended
(Dollar amounts in thousands, except as noted)	March 31,
	2024	2023	% Change
Exploration and evaluation expenses	$18,123	$7,169	153%
General and administrative expenses	6,559	6,214	6%
Equity-accounted investment loss	78	219	(64)%
Change in fair value of warrants liability	531	544	(2)%
Foreign exchange (gain) loss	(266)	29	(1,017)%
Interest income	(102)	(454)	(78)%
Fees and interest on credit facility	271	27	904%
Loss for the period	$25,194	$13,748	83%

Three Months ended March 31, 2024 compared to Three Months ended March 31, 2023

We reported a net loss of approximately $25.2 million in the first quarter of 2024, compared to a net loss of $13.7 million in the same period of 2023. The following explains the major reasons for the increase in the net loss in the first quarter of 2024.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended March 31, 2024 were $18.1 million, compared to $7.2 million for the same period in 2023. The increase of $10.9 million was primarily due to an increase in mining, technological and process development of $10.5 million due to increased engineering work and expenses incurred on the transportation of nodules to PAMCO’s facility in Japan, and higher personnel costs. This was partially offset by a decrease in environmental studies as the cost for Campaign 8 which commenced in the fourth quarter of 2023 was completed in the first quarter of 2024 and was lower than the cost of the environmental work in the first quarter of 2023 following the completion of the NORI integrated collector test.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2024 were $6.6 million compared to $6.2 million for the same period in 2023. The increase of $0.4 million is due to higher amortization of share-based compensation and higher consulting fees, offset by lower legal costs.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of the 9,500,000 Private Warrants. The charge recorded in both years reflects the increase in the market price of our warrants.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of March 31, 2024, we had cash on hand of $4.0 million.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. In April 2024, we sold 1,607,821 Common Shares pursuant to the Sales Agreement for gross proceeds of $2.6 million ($2.5 million net of fees and commissions).

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

On August 14, 2023, we entered into a securities purchase agreement for a Registered Direct Offering of our Common Shares and Class A Warrants, the final closing of which occurred on January 31, 2024. The purchase price for each Common Share and Class A Warrant to purchase 0.5 Common Shares was $2.00 per unit. The exercise price to purchase one Common Share under the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement. The aggregate gross proceeds from the Registered Direct Offering were approximately $24.9 million, before deducting fees payable to financial advisors and other estimated offering expenses payable by the Company ($23.6 million net of fees).

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $20,000,000 in the aggregate ($10,000,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least USD $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. As of May 13, 2024, the Company drew $2.9 million from the 2024 Credit Facility.

We may receive up to approximately $281.8 million in aggregate gross proceeds from cash exercises of the Public Warrants and the Private Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants is $3.00 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the excise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended
(thousands)	March 31,
	2024	2023
Net cash used in operating activities	$(11,852)	$(23,484)
Net cash used in investing activities	$(340)	$—
Net provided by financing activities	$9,048	$5,000
Decrease in cash	$(3,144)	$(18,484)

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Cash flows used in Operating Activities

For the three months ended March 31, 2024, major operating activities over this period involved Campaign 8, as well as advanced work on engineering and pre-feasibility studies as we advance towards our application to the ISA for an exploitation contract and prepare for potential future commercial production. Net cash used in operating activities in the first quarter of 2024, amounted to $11.8 million, and consisted mainly of $6.7 million on various environmental work, $2.1 million on personnel costs, $0.8 million for sponsorship, training and stakeholder engagement support, $0.6 million spent on engineering and pre-feasibility studies, $0.4 million on legal costs, and additional payments of $1.4 million for various expenses.

For the three months ended March 31, 2023, operating activities focused mainly on the continuation of environmental work following the completion of the NORI integrated collector test, as well as progressing on engineering work and pre-feasibility studies on the project. Net cash used in operating activities in the first quarter of 2023, amounted to $23.5 million, and consisted mainly of $17.0 million on various environmental work, $2.7 million on personnel costs, $1.4 million on legal costs, $0.8 million for sponsorship, training, and stakeholder engagement support, $0.4 million spent on engineering and pre-feasibility studies, and additional payments of $1.2 million for various expenses.

Cash flows provided by (used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $0.3 million for the purchase of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $9.0 million, representing the net proceeds received from the Registered Direct Offering announced in August 2023, while the 2023 first quarter results represent the cash received of $5 million on closing of our investment in Low Carbon Royalties.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of up to an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments, with expected production readiness in the first quarter of 2026. NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production. Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to up to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero Offshore Nodule Collection System production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2024. The parties expect to further detail their relationship in a single definitive agreement using Work Planning and Budgeting procedure to allow for flexibility as the Allseas and NORI project team complete system engineering, upgrades and start commercial production. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for an additional production rate of three million tonnes of wet nodules per year. There can be no assurances, however, that we will enter into a definitive agreement with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such a definitive agreement is entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through March 31, 2024, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Credit Facility with Allseas Affiliate

As described above, on March 22, 2023, we entered into the Credit Facility with Argentum Credit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25 million pursuant to the terms and conditions of the Credit Facility, which as amended has a maturity date of August 31, 2025.

Credit Facility with ERAS Capital LLC and Gerard Barron

As described above, on March 22, 2024, we entered into the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron under which we may borrow up to $20 million pursuant to the terms and conditions of the 2024 Credit Facility through its maturity on September 22, 2025. As of May 13, 2024, the Company drew $2.9 million from the 2024 Credit Facility.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2023 Annual Report on Form 10-K.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at March 31, 2024.

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

Other Risks

We are exposed to a variety of markets and other risks including the effects of inflation and foreign currency translation, commodity pricing risks and transaction risks as well as risks to the availability of funding sources, hazard events specific asset risks, regulatory risks, public policy risks and technology risks. We also expect to be exposed to commodity risks if and when we commence commercial production.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as a result of a material weakness in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our 2023 Annual Report on Form 10-K, management identified a material weakness in the operating effectiveness of our internal controls over the accounting for significant non-routine transactions that resulted from the inadequate and untimely involvement of stakeholders and technical advisors with an appropriate level of expertise to account for a non-routine, unusual and complex transaction. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023, and for the six months ended June 30, 2023 and nine months ended September 30, 2023. See Note 22 to the audited consolidated financial statements for the year ended December 31, 2023, included in our 2023 Annual Report on form 10-K for more information about these errors and our revisions to these previously issued financial statements in our financial statements as of and for the year ended December 31, 2023 as included in the 2023 Annual report on Form 10-K.

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

Our internal controls over significant non-routine transactions need to be in operation and tested for sufficient instances to be considered effective. Consequently, the controls for non-routine transactions remain ineffective as of March 31, 2024.

Notwithstanding our material weakness, we have concluded that our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved.

In February 2022, we received letters from the SEC notifying us of an investigation and requesting the voluntary production of documents and information regarding our 2020 acquisition of Tonga Offshore Mining Limited from Deep Sea Mining Finance Ltd. and our Business Combination with Sustainable Opportunities Acquisition Corp. (“SOAC”). The Company is continuing to cooperate with the investigation and respond voluntarily to the SEC’s requests.

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

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. There have been no material changes from or additions to the risk factors disclosed in our 2023 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On January 31, 2024, we issued 4,500,000 common shares and 2,250,000 Class A Warrants to ERAS Capital LLC, the family fund of our director, Andrei Karkar, after receiving the remaining committed funding from the Registered Direct Offering of $9 million. The common share and accompanying Class A Warrant to purchase 0.5 of a common share were sold at a price of $2.00. The exercise price of the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Second Amendment to the Unsecured Credit Facility, dated March 22, 2024, by and between TMC the metals company Inc. and Argentum Credit Virtuti GCV		Form 10-K (Exhibit 10.33)	03/25/2024	001-39281
10.2†	Unsecured Credit Facility, dated March 22, 2024, by and among TMC the metals company Inc., Gerard Barron and ERAS Capital LLC		Form 10-K (Exhibit 10.34)	03/25/2024	001-39281
10.3+	Consulting Agreement, dated April 9, 2024 by and between TMC the metals company Inc. and Steve Jurvetson		Form 8-K (Exhibit 10.1)	04/11/2024	001-39281

10.4+	Employment Agreement, dated April 16, 2024, by and between TMC the metals company Inc. and Gerard Barron		Form 8-K (Exhibit 10.1)	04/18/2024	001-39281

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: May 13, 2024	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: May 13, 2024	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer