Form 10-Q
period 2024-06-30
TMC the metals Co Inc.
filed 2024-08-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, the registrant had 323,993,016 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended June 30, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand and the borrowing ability under our credit facility with a company related to Allseas Group S.A., as we expect it to be amended, and credit facility with ERAS Capital LLC/Gerard Barron to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	our agreement in principle to amend our credit facility with a company related to Allseas Group S.A.;

●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;
●	the impact of pandemics on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”), on March 25, 2024, as amended on April 18, 2024 (the “2023 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings we make with the SEC, including this Quarterly Report on Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		June 30,	December 31,
ASSETS	Note	2024	2023
Current
Cash		$474	$6,842
Receivables and prepayments		1,237	1,978
		1,711	8,820
Non-current
Exploration contracts		43,150	43,150
Right of use asset	6	4,767	5,721
Equipment		936	1,133
Software		1,793	1,643
Investment	7	8,290	8,429
		58,936	60,076

TOTAL ASSETS		$60,647	$68,896

LIABILITIES
Current
Accounts payable and accrued liabilities		37,784	31,334
Short-term debt	6,14	5,875	—
		43,659	31,334
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	14,000	14,000
Warrants liability	10	1,920	1,969
TOTAL LIABILITIES		$70,254	$57,978

EQUITY
Common shares(unlimited shares, no par value – issued: 322,241,883 (December 31, 2023 – 306,558,710))		460,573	438,239
Class A - J Special Shares		—	—
Additional paid in capital		125,300	122,797
Accumulated other comprehensive loss		(1,216)	(1,216)
Deficit		(594,264)	(548,902)
TOTAL EQUITY		(9,607)	10,918

TOTAL LIABILITIES AND EQUITY		$60,647	$68,896

Nature of Operations (Note 1)

Contingent Liabilities (Note 15)

Subsequent Event (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2024	2023	2024	2023
Operating expenses
Exploration and evaluation expenses	8	$12,403	$8,098	$30,526	$15,267
General and administrative expenses		7,892	5,131	14,451	11,345
Operating loss		20,295	13,229	44,977	26,612

Other items
Equity-accounted investment loss	7	61	137	139	356
Change in fair value of warrant liability	10	(580)	787	(49)	1,331
Foreign exchange loss (gain)		(84)	23	(350)	52
Interest income		(16)	(319)	(118)	(773)
Fees and interest on borrowings and credit facilities	6,14	492	250	763	277

Net Loss and comprehensive loss for the period		$20,168	$14,107	$45,362	$27,855

Net Loss per share - Basic and diluted		$0.06	$0.05	$0.14	$0.10

Weighted average number of common shares outstanding – basic and diluted		320,891,977	281,323,151	316,206,916	276,702,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2024	318,291,383	$454,431	$—	$—	$122,691	$(1,216)	$(574,096)	$1,810
Conversion of restricted share units, net of shares withheld for taxes (Note 11)	1,777,466	1,884	—	—	(1,884)	—	—	—
Shares issued from ATM (Note 12)	1,634,588	2,587	—	—	—	—	—	2,587
Exercise of stock options (Note 11)	511,052	1,617	—	—	(1,398)	—	—	219
Share purchase under Employee Share Purchase Plan (Note 11)	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity (Note 11)	—	—	—	—	5,921	—	—	5,921
Loss for the period	—	—	—	—	—	—	(20,168)	(20,168)
June 30, 2024	322,241,883	$460,573	$—	$—	$125,300	$(1,216)	$(594,264)	$(9,607)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2023	280,618,285	$345,090	$—	$—	$186,796	$(1,216)	$(488,869)	$41,801
Conversion of restricted share units, net of shares withheld for taxes	434,558	591	—	—	(561)	—	—	30
Share purchase under Employee Share Purchase Plan	83,572	94	—	—	(45)	—	—	49
Share-based compensation and expenses settled with equity	—	—	—	—	2,532	—	—	2,532
Loss for the period	—	—	—	—	—	—	(14,107)	(14,107)
June 30, 2023	281,136,415	$345,775	$—	$—	$188,722	$(1,216)	$(502,976)	$30,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$—	$—	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Note 9)	4,500,000	7,447	—	—	1,553	—	—	9,000
Conversion of restricted share units, net of shares withheld for taxes (Note 11)	8,890,139	10,485	—	—	(10,485)	—	—	—
Shares issued as per At-the-Market Equity Distribution Agreement (Note 12)	1,634,588	2,587	—	—	—	—	—	2,587
Exercise of stock options (Note 11)	631,052	1,761	—	—	(1,352)	—	—	409
Share purchase under Employee Share Purchase Plan (Note 11)	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity (Note 11)	—	—	—	—	12,817	—	—	12,817
Loss for the period	—	—	—	—	—	—	(45,362)	(45,362)
June 30, 2024	322,241,883	$460,573	$—	$—	125,300	$(1,216)	$(594,264)	$(9,607)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2023	266,812,131	$332,882	$—	$—	$184,960	$(1,216)	$(475,121)	$41,505
Conversion of restricted share units, net of shares withheld for taxes	3,390,712	3,405	—	—	(3,375)	—	—	30
Share purchase under Employee Share Purchase Plan	83,572	94	—	—	(45)	—	—	49
Shares issued to Allseas	10,850,000	9,394	—	—	—	—	—	9,394
Share-based compensation and expenses settled with equity	—	—	—	—	7,182	—	—	7,182
Loss for the period	—	—	—	—	—	—	(27,855)	(27,855)
June 30, 2023	281,136,415	$345,775	$—	$—	188,722	$(1,216)	$(502,976)	$30,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Six months ended	Six months ended
		June 30,	June 30,
	Note	2024	2023
Cash provided by (used in)

Operating activities
Loss for the period		$(45,362)	$(27,855)
Items not affecting cash:
Amortization		197	175
Lease Expense	6	954	—
Accrued interest on credit facilities	6,14	25	—
Share-based compensation and expenses settled with equity	11	12,817	7,182
Equity-accounted investment loss	7	139	356
Change in fair value of warrants liability	10	(49)	1,331
Unrealized foreign exchange		(301)	(17)
Changes in working capital:
Receivables and prepayments		782	1,097
Accounts payable and accrued liabilities		6,857	(14,152)
Net cash used in operating activities		(23,941)	(31,883)

Investing activities
Acquisition of equipment and software		(415)	(75)
Net cash used in investing activities		(415)	(75)

Financing activities
Proceeds from registered direct offering	9	9,000	—
Expenses paid for registered direct offering	9	(142)	—
Proceeds from Shares issued from ATM	12	2,546	—
Proceeds from Drawdown of Credit Facilities	14	3,875	—
Proceeds from Drawdown of Allseas Debt Agreement	6	2,000	—
Interest paid on amounts drawn from credit facilities	14	(25)	—
Proceeds from Low Carbon Royalties Investment		—	5,000
Proceeds from employee stock plans	11	24	49
Proceeds from exercise of stock options	11	409	—
Proceeds from issuance of shares		—	30
Net cash provided by financing activities		17,687	5,079

Decrease in cash		$(6,669)	$(26,879)
Impact of exchange rate changes on cash		301	17
Cash - beginning of period		6,842	46,876
Cash - end of period		474	20,014

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Comparative figures reported in the Condensed Consolidated Balance Sheet, for software development costs and equipment, and figures reported in the Condensed Consolidated Statements of Cash Flows, for expenses settled with equity and changes in working capital have been reclassified to conform to the current period’s presentation.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 11), valuation of Class A warrants (Note 10) as well as the valuation of private warrants (Note 10), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024, and 2023.

As at June 30, 2024, and December 31, 2023, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability, and warrants issued by the Company. These warrants and royalty liability are valued at fair value, which is disclosed in Note 10.

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

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the three and six months ended June 30, 2024, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $3.2 million and $6.9 million respectively which were recorded as mining, technological and process development within exploration and evaluation expenses (three months and six months ended June 30, 2023 - $ 1.9 million and $2.9 million respectively) (Note 8).

Exclusive Vessel Use Agreement with Allseas

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the vessel (“Hidden Gem”) to the Company in support of the development of the Project Zero Offshore Nodule Collection System.

The Company determined that the Exclusive Vessel Use Agreement with Allseas is a lease agreement, classified as an operating lease.

For the three and six months ended June 30, 2024, the Company has recognized $0.5 million and $1 million, respectively as lease expense recorded as mining, technological and process development within exploration and evaluation expenses.

As at June 30, 2024, the net amount of the right-of-use asset is as follows:

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the period	(954)
Balance as at June 30, 2024	$4,767

Credit Facility and Loan Agreement with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity. The Company has the ability to settle certain charges under this Credit Facility in cash or in equity at the discretion of the Company. The Credit Facility also contains customary events of default. On March 22, 2024, the Company entered into the Second Amendment to the Unsecured Credit Facility with the Lender, to extend the Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which the Company or the Lender gives notice of termination of the agreement. Under the amended Credit Facility, the Company may borrow from the Lender up to $25,000,000 in the aggregate through August 31, 2025.

During the three months and six months ended June 30, 2024, the Company has not drawn any amount from the Credit Facility and has incurred $0.3 million and $0.5 million, respectively (three months ended and six months ended June 30, 2023: $0.3 million) as underutilization fees.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On May 27, 2024, the Company entered into a short-term loan agreement with the Lender. In accordance with the agreement, the Lender provided a short-term loan to the Company amounting to $2 million (the “Loan”) on May 30, 2024. The Loan has priority over the 2024 Credit Facility with Gerard Barron and ERAS Capital LLC (Note 14). The Loan and accrued interest are payable to the Lender on or before the earlier of (i) the Company’s next financing and (ii) September 10, 2024 (maturity date). The Loan accrues interest at a rate of 8% per annum. During the three and six months ended June 30, 2024, the Company has incurred $14 thousand as interest expense.

As at June 30, 2024, the total amount payable to Allseas and its affiliates was $22.8 million (December 31, 2023: $13.8 million).

As at June 30, 2024, Allseas and its affiliates owned 53.8 million TMC common shares (2023: 53.8 million TMC common shares) which constituted 16.7% (December 31, 2023: 17.6%) of total common shares outstanding.

7.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties. In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America. The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% from 35%.

Based on the fair value of the NORI Royalty granted and the cash received, the Company recorded $9 million as investment in Low Carbon Royalties on the Closing Date. For the three and six months ended June 30, 2024, the Company’s share of the net loss generated by the Low Carbon Royalties was $62 thousand and $139 thousand, respectively (share of net loss for three months and six months ended June 30, 2023: $0.1 million and $0.4 million respectively).

Investment
Fair value of NORI Royalty	$14,000
Cash received	(5,000)
Cost of Investment on Closing Date	9,000
Equity-accounted investment loss for the year ended 2023	(571)
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the period ended June 30, 2024	(139)
Investment as at June 30, 2024	$8,290

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at June 30, 2024, remained unchanged at $14 million.

Financial results of Low Carbon Royalties as at and for the three and six months ended June 30, 2024 and 2023 are summarized below:

	As at June 30,	As at June 30,
	2024	2023
Current Assets	$1,410	1,045
Non-Current Assets	25,726	26,606
Current Liabilities	80	119

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2024	2023	2024	2023
Royalty Income	$396	99	790	124
Total Revenue	410	113	814	179
Comprehensive Loss for the period	$(191)	(426)	(433)	(1,078)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months endedJune 30, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$1,489	$—	$—	$1,489
Exploration Labor	2,248	21	154	2,423
Share-Based Compensation (Note 11)	3,002	8	113	3,123
Mining, Technological and Process Development	3,618	—	318	3,936
Prefeasibility Studies	295	—	—	295
Sponsorship, Training and Stakeholder Engagement	557	26	157	740
Permit Application Activities	203	—	—	203
Other	158	—	36	194
	$11,570	$55	$778	$12,403

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months ended June 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$1,909	$—	$—	$1,909
Exploration Labor	1,167	41	136	1,344
Share-Based Compensation	1,260	43	132	1,435
Mining, Technological and Process Development	1,969	—	197	2,166
Prefeasibility Studies	421	—	—	421
Sponsorship, Training and Stakeholder Engagement	489	45	222	756
Other	67	—	—	67
	$7,282	$129	$687	$8,098

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Six months ended June 30, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$3,319	$—	$—	$3,319
Exploration Labor	4,407	40	310	4,757
Share-Based Compensation (Note 11)	3,919	(1)	176	4,094
Mining, Technological and Process Development	14,878	—	656	15,534
Prefeasibility Studies	585	—	—	585
Sponsorship, Training and Stakeholder Engagement	1,244	61	308	1,613
Permit Application Activities	203	—	—	203
Other	360	—	61	421
	$28,915	$100	$1,511	$30,526

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Six months ended June 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$4,527	$—	$—	$4,527
Exploration Labor	2,245	86	269	2,600
Share-Based Compensation	2,088	69	215	2,372
Mining, Technological and Process Development	2,987	—	302	3,289
Prefeasibility Studies	805	—	—	805
Sponsorship, Training and Stakeholder Engagement	903	121	459	1,483
Other	191	—	—	191
	$13,746	$276	$1,245	$15,267

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

As at June 30, 2024, all common shares and Class A Warrants to purchase common shares under the Registered Direct Offering had been issued and the Company received gross proceeds amounting to $24.9 million. The Company incurred $1.3 million as offering expenses, resulting in net proceeds received of $23.6 million. Out of the total net proceeds received of $23.6 million, the net proceeds attributable to common shares were $18.9 million and the net proceeds attributable to Class A Warrants were $4.7 million.

10.Warrants

The Company issued 15,000,000 common share warrants as part of its predecessor’s initial public offering in May 2020 (“Public Warrants”) and 9,500,000 private placement common share warrants in a private placement simultaneously with the closing of its predecessor’s initial public offering (“Private Warrants”).

Public Warrants

As at June 30, 2024, 15,000,000 (June 30, 2023 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares.

As at June 30, 2024, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at June 30, 2024, 9,500,000 (June 30, 2023 - 9,500,000) Private Warrants were outstanding.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

As at June 30, 2024, the fair value of outstanding Private Warrants of $1.9 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2023	$1,969
Increase in fair value of warrants liability	(49)
Warrants liability as at June 30, 2024	$1,920

The fair value of the Private Warrants was estimated using the following assumptions:

	June 30,	December 31,
	2024	2023
Exercise price	$11.50	$11.50
Share price	$1.35	$1.10
Volatility	103.97%	105.34%
Term	2.19 years	2.69 years
Risk-free rate	4.56%	3.98%
Dividend yield	0.0%	0.0%

Class A Warrants

As at June 30, 2024, 6,230,770 (June 30, 2023 – nil) Class A warrants were outstanding, and the total fair value of the outstanding Class Warrants recorded in additional paid in capital was $4.7 million (December 31, 2023 - $3.2 million).

There were no exercises or redemptions of the Public Warrants, Private Warrants and Class A warrants during the three-month and six-month period ended June 30, 2024.

11.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of June 30, 2024, is 56,634,518 common shares, including 12,262,348 shares added to the Plan in January 2024 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of Restricted Share Units (STIP and LTIP) and options granted by TMC have been issued under the 2021 Incentive Equity Plan.

Stock options

On April 9, 2024, the Company entered into a consulting agreement with Mr. Jurvetson, a director of the Company (the “Agreement”). The Agreement provides, among other things, that Mr. Jurvetson would serve as a special advisor to the Company’s Chief Executive Officer for a term of five years. As the sole compensation for his advisory services, Mr. Jurvetson was granted stock options to purchase 3,440,000 of the Company’s common shares, with an exercise price equal to $1.71, under the Company’s 2021 Incentive Plan (“Incentive Plan”). The options vest in thirds on each anniversary of the grant date of the options provided that Mr. Jurvetson is still providing services to the Company at such time and expire on April 9, 2031.

On April 9, 2024, the Company also granted stock options to purchase 500,000 shares to a consultant in exchange for advisory services over a 5-year period ending April 9, 2029.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The Company determined the fair value of the options to be $1.36 per unit using the Black-Scholes valuation method. The fair value was estimated using the following assumptions:

April 9,
2024
Exercise price	$1.71
Share price	$1.71
Volatility	114.32%
Term(1)	4.5 years
Risk-free rate	4.29%
Dividend yield	0.0%
(1)	The expected term is estimated using the simplified method which is calculated as the average of the time to vest for each tranche from the grant date and the 7-year contractual term.

During the three and six months ended June 30, 2024, the Company recognized $0.4 million of share-based compensation expense reported as general and administrative expenses in the statement of loss and comprehensive loss.

As at June 30, 2024, there were 14,443,188 stock options outstanding under the Company’s Short-Term Incentive Plan (“STIP”) and 9,644,874 stock options outstanding under the Company’s Long-Term Incentive Plan (“LTIP”). The Company has not granted any options under the STIP and LTIP since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued in prior periods under the STIP and LTIP. During the six months ended June 30, 2024, the Company recorded the forfeiture of unvested stock options (issued under LTIP plans) thereby reversing $0.6 million previously recorded as share-based compensation expense in the statement of loss and comprehensive loss (six months ended June 30, 2023: $nil), evenly apportioned between exploration and evaluation expenses (Note 8) and general and administration expenses.

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

			Number of
	Number of	Number of	Options
	Options	Options	Outstanding
	Outstanding	Outstanding	under
	under STIP	under LTIP	Incentive Plan
Outstanding – December 31, 2022	15,356,340	9,783,922	—
Expired	(162,100)	—	—
Exercised	(120,000)	—	—
Outstanding – December 31, 2023	15,074,240	9,783,922	—
Granted	—	—	3,940,000
Forfeited	—	(139,048)	—
Exercised	(631,052)	—	—
Outstanding – June 30, 2024	14,443,188	9,644,874	3,940,000

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

A summary of the RSU activity during the six-month period ended June 30, 2024 is presented in the table below:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	32,414,380
Forfeited	(247,560)
Exercised	(8,890,139)
Outstanding – June 30, 2024	35,761,561

The details of RSUs granted by the Company during the three months and six months ended June 30, 2024 are as follows:

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
Vesting Period	2024	2023	2024	2023
Vesting Immediately(1)(2)	206,260	—	4,006,695	3,237,710
Vesting fully on the first anniversary of the grant date (3)	476,189	1,014,349	493,430	1,014,349
Vesting in thirds on each anniversary of the grant date(4)	68,027	—	7,212,375	8,683,486
Vesting in fourths on each anniversary of the grant date	701,880	—	701,880	343,750
Vesting based on market conditions (5)	20,000,000	—	20,000,000	—
Total Units Granted	21,452,356	1,014,349	32,414,380	13,279,295
1.	Of the 4,006,695 RSUs vesting immediately on grant date, 2,812,802 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.44 per RSU.
2.	Of the 206,260 RSUs vesting immediately on the grant date issued during the three months ended June 30, 2024, the Company granted 140,260 RSUs, to consultants (three months ended June 30, 2023: nil) resulting in $0.2 million, charged as general and administrative expenses for the three months ended June 30, 2024 (three ended June 30, 2023: nil). Of the 4,006,695 RSUs vesting immediately on the grant date issued during the six months ended June 30, 2024, the Company granted 186,593 RSUs, to consultants (six months ended June 30, 2023: 23,438 RSUs) resulting in $0.3 million, charged as general and administrative expenses for the six months ended June 30, 2024 (six months ended June 30, 2023: $23 thousand charged as general and administrative expenses). During the three and six months ended June 30, 2024, the Company also granted 39,174 RSUs and 66,497 RSUs, respectively, to consultants as a prepayment for their services (three and six months ended June 30, 2023: nil).
3.	During the three and six months ended June 30, 2024, an aggregate of 476,189 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2025 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $700,000.
4.	During the six months ended June 30, 2024, the Company granted 7,144,348 RSUs, as payment for the 2023 LTIP awards (six months ended June 30, 2023: 8,645,465 RSUs were issued as payment for the 2022 LTIP awards).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

5.	On April 16, 2024, the Company entered into a new employment agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman (the “Employment Agreement”) that replaced and superseded Mr. Barron’s existing employment agreement. Under the Employment Agreement, the Company granted Mr. Barron a one-time signing bonus award of market-based restricted stock units (the “Signing RSUs”) amounting to 20,000,000 of the Company’s common shares. The Signing RSUs will vest upon the common shares achieving the following closing prices per common share, based on the trailing 30-day average price (the “Closing Price”), on or prior to April 16, 2029 (maturity date), subject to Mr. Barron’s continued service with the Company on the applicable vesting date: one-third of the Signing RSUs vest on achievement of a Closing Price of $7.50; one-third of the Signing RSUs vest on achievement of a Closing Price of $10.00; and one-third of the Signing RSUs vest on achievement of a Closing Price of $12.50 (each subject to equitable adjustment for any stock splits, combinations, reclassifications, stock dividends and the like). Pursuant to the Employment Agreement, Mr. Barron has agreed not to sell any of the common shares issuable upon vesting of the Signing RSUs until after the fifth anniversary of entering into the Employment Agreement.

The Company determined the fair value of the options using the Monte-Carlo valuation method. The fair value of each tranche and the derived service period are as follows:

Tranche	Fair Value per RSU	Derived Service Period
Achievement of a Closing Price of $7.50	$1.07	1.58 years from the grant date
Achievement of a Closing Price of $10	$1.04	1.87 years from the grant date
Achievement of a Closing Price of $12.50	$1.00	2.10 years from the grant date

The fair value of the Signing RSUs was estimated using the following assumptions:

April 16, 2024
Share price	$1.72
Performance period	April 16, 2024 – April 16, 2029
Volatility	113.83%
Risk-free rate	4.57%
Cost of Equity	19.56%
Dividend yield	0.0%

The grant date fair value of all RSUs, apart from the Signing RSUs, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three and six months ended June 30, 2024, a total of $5.3 million and $8.5 million, respectively, was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three and six months ended June 30, 2023: $2.4 million and $4 million, respectively). For the three and six months ended June 30, 2024, a total of $3.1 million and $4.4 million, respectively, was recognized as share-based compensation expense and related to exploration and evaluation activities (three and six months ended June 30, 2023 - $1.4 million and $2.3 million, respectively). The amount of share-based compensation expense related to general and administration matters for three and six months ended June 30, 2024 was $2.2 million and $4.1 million, respectively (three and six months ended June 30, 2023 - $1 million and $1.7 million, respectively). As at June 30, 2024, total unrecognized share-based compensation expense for RSUs was $31.7 million (December 31, 2023 - $6.9 million).

As at June 30, 2024, an aggregate of 72,318 vested RSUs were being processed and due to be converted into common shares.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As of June 30, 2024, there were 10,998,032 common shares reserved for issuance under the ESPP. This included 3,065,587 shares added to the ESPP in January 2024 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and six months ended June 30, 2024, a total of $13 thousand and $31 thousand, respectively, was charged to the condensed consolidated statement of loss and comprehensive loss (for three and six months ended June 30, 2023: $28 thousand and $47 thousand, respectively) as share-based compensation expense for ESPP issuances. For the three and six months ended June 30, 2024, a total of $6 thousand and $15 thousand, respectively, of this recognized share-based compensation expense was related to exploration and evaluation activities (three and six months ended June 30, 2023 - $19 thousand and $26 thousand, respectively). The amount of this share-based compensation expense related to general and administration matters for three and six months ended June 30, 2024 was $7 thousand and $16 thousand, respectively (three and six months ended June 30, 2023 - $9 thousand and $21 thousand, respectively). On May 31, 2024, the Company issued 27,394 common shares to its employees, thereby converting employee payroll contributions over the previous six months into shares, as prescribed in its ESPP program (in the three and six months ended June 30, 2023, 83,572 common shares were issued).

12.Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. During the three months and six months ended, the Company issued 1,634,588 common shares at an average share price of $1.61 resulting in net proceeds amounting to $2.6 million after incurring $42 thousand as commission and fees.

13.Loss per Share

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

Anti-dilutive equivalent common shares were as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2024	2023
Outstanding options to purchase common shares	28,028,062	25,140,262
Outstanding RSUs	35,761,561	13,661,066
Outstanding shares under ESPP	2,767	46,011
Outstanding warrants	30,730,770	36,078,620
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	230,763,124	211,165,923

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

14.Related Party Transactions

The Company’s subsidiary, DeepGreen Engineering Pte. Ltd., is engaged in a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and six months ended June 30, 2024 totaled $25 thousand and $50 thousand, respectively (three and six months ended June 30, 2023 - $69 thousand and $138 thousand, respectively), out of which for three and six months ended June 30, 2024 a total of $18 thousand $35 thousand, respectively (three and six months ended June 30, 2023 - $55 thousand and $110 thousand, respectively), is disclosed as exploration labor within exploration and evaluation expenses (Note 8) and $7 thousand and $15 thousand, respectively, for three and six months ended June 30, 2024 is disclosed as general and administration expenses (three and six months ended June 30, 2023 - $14 thousand and $28 thousand, respectively). As at June 30, 2024, the amount payable to SSCS was $nil (December 31, 2023 - $17 thousand).

One of the Company’s directors who was appointed in the Company’s annual general meeting held on May 31, 2024 is the Chairman of Stonehaven Campaigns Limited and Robertsbridge Consultants Limited, which provide the Company with consulting services. During the three and six months ended June 30, 2024, Stonehaven Campaigns Limited provided consulting services amounting to nil and $12 thousand recorded in general and administrative expenses. During the three and six months ended June 30, 2024, Robertsbridge Consultants Limited provided consulting services amounting to $5 thousand and $36 thousand recorded in general and administrative expenses. As at June 30, 2024, the amount payable to both Stonehaven Campaigns Limited and Robertsbridge Consultants Limited was nil.

On January 30, 2024, as part of the Registered Direct Offering (Note 9), the Company received the remaining committed funding of $9 million from ERAS Capital LLC, the investment fund of one of the Company’s directors.

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s director, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20,000,000 in the aggregate ( $10,000,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi - annually (or plus 5% if paid - in - kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if the Company or any of its subsidiaries raise at least $50,000,000 in the aggregate (i) through the issuance of any of the Company’s or its subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. During the three and six months ended June 30, 2024, the Company has drawn $3.9 million from the 2024 Credit Facility and incurred $50 thousand as interest expense. During the three and six months ended June 30, 2024, the Company incurred $0.2 million as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down upon at the time such fees are payable. In the second quarter of 2024, the Company repaid interest amounting to $25 thousand and underutilization fees amounting to $0.1 million to the 2024 Lenders. The borrowing limit of the 2024 Credit Facility was increased to $25 million ($12.5 million from each of the 2024 Lenders) subsequent to June 30, 2024 (Note 17).

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6 and issued share-based grants to Company’s directors which are detailed in Note 11.

15.Commitments and Contingent Liabilities

Commitments

On June 15, 2024, the Company signed a retainership agreement pursuant to which a non-refundable retainer fee of $0.4 million is payable.

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

17.Subsequent Event

On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, Gerard Barron and ERAS Capital LLC, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit will return to $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our 2023 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2023 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months and six months ended June 30, 2024 and 2023, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

These four metals contained in the polymetallic nodules are critical for the transition to low carbon energy, as well as for infrastructure and development. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of critical battery metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and renewable energy storage markets, (ii) copper cathode for EV wiring, energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

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

We have key strategic alliances with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system and (ii) Glencore which holds offtake rights to 50% of the NORI nickel and copper production if produced from a DGE-owned or controlled facility. In addition, we have worked with an engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to Ni-Cu-Co matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. After several months of pre-feasibility work in 2022 on the possibility of building a processing facility in India for Project Zero, we decided to adopt a capital-light approach and focus on sourcing an existing processing facility requiring lower capital expenditures and which we believe may offer a lower risk solution to get Project Zero into production. In November 2022, we entered into a non-binding Memorandum of Understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan pursuant to which PAMCO completed prefeasibility work assessing the prospect of processing nodules using their existing facilities. In November 2023, we entered into a binding MoU with PAMCO whereby they committed to completing a feasibility study (expected to be completed during the fourth quarter of 2024) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility expected to start in the second quarter of 2026, provided we obtain an exploitation contract from the ISA as expected. The toll treatment is intended to take place on a dedicated Rotary Kiln Electric Arc Furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce lithium-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a definitive tolling agreement before the end of 2024, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms. There can be no assurance that we will enter into such definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if such definitive tolling agreement is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

We are currently focused on preparing our application for a plan of work to the ISA for our first exploitation contract for the NORI contract area, which we expect to be completed and ready for submission prior to the next meeting of the ISA scheduled for March 2025.

We expect to commence production offshore at the end of the first quarter of 2026, assuming an ISA application review and approval process of approximately one year, based on the current timeline in the consolidated draft regulations issued February 2024. See “Project and Regulatory Updates - ISA Developments” below for a further discussion of our planned application and recent developments at the ISA.

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

Developments in the Second Quarter 2024

Below are some of the major developments that occurred in the second quarter of 2024:

Steve Jurvetson Joins TMC’s Board of Directors as Vice Chairman and Special Advisor to the CEO

On April 10, 2024, renowned Silicon Valley investor Steve Jurvetson joined our board of directors as Vice Chairman and special advisor to the CEO. Mr. Jurvetson is an investor focused on founder-led, mission-driven companies at the cutting edge of disruptive technology and new industry formation. His investments include pioneering technology companies like Tesla, Planet Labs, SpaceX and Commonwealth Fusion Systems, and represent over $800 billion in aggregate value creation.

U.S. House Allocates Defense Department Funding to Assess the Feasibility of Domestic Nodule Refining Capacity

On May 23, 2024, we welcomed the allocation of $2 million under the House version of the fiscal year 2025 National Defense Authorization Act (NDAA) to the Defense Department’s Industrial Base Policy Office to study the feasibility of developing domestic capacity to refine polymetallic nodule-derived intermediates to high-purity nickel, copper and cobalt products. In addition, TMC’s U.S. subsidiary has an outstanding application seeking a $9 million grant under the Defense Production Act Title III program for feasibility work on a domestic refinery for nodule-derived intermediate products. Our U.S. subsidiary may pursue larger grants and/or loans through the Department of Energy’s Loan Programs Office, Export-Import Bank and other departments to fund construction of a refinery.

World-First Cobalt Sulfate Produced from Deep-Seafloor Polymetallic Nodules

On June 12, 2024, we announced that we successfully produced the world’s first cobalt sulfate derived exclusively from seafloor polymetallic nodules. The cobalt sulfate was generated during bench-scale testing of our hydrometallurgical flowsheet design with SGS Canada Inc. Based on samples of nickel-cobalt-copper matte first produced by us in 2021, SGS tested our efficient flowsheet to process high-grade nickel-copper-cobalt matte directly to high-purity cobalt sulfate without making cobalt metal, while producing fertilizer byproducts instead of solid waste or tailings. The milestone followed the news in May of our successful production of nickel sulfate, a key raw material input used in the production of energy-dense electric vehicle batteries.

Prominent Sustainability Strategist Brendan May Joins TMC’s Board of Directors

On June 3, 2024, we announced the appointment of Brendan May to our Board of Directors. As a former Chief Executive of the Marine Stewardship Council (MSC) and European Chairman of the Rainforest Alliance, Mr. May has spent over two decades at the forefront of sustainability challenges in globally significant ecosystems. In 2010, he formed renowned global sustainability consultancy, Robertsbridge, whose counsel has been sought by leading companies and NGOs around the world.

Developments Subsequent to June 30, 2024

Third Annual Impact Report Published

On July 29, 2024, we published our third annual Impact Report to provide an update on key milestones achieved in our assessment of the environmental impacts of nodule collection including, what we believe, is the successful collection of sufficient quantities of environmental baseline and impact data to develop an Environmental Impact Statement and Environmental Mitigation and Management Plan (EMMP) for the world’s first deep-seafloor nodule collection project.

Project and Regulatory Updates

NORI Area D Project Developments

Data processing from the successful Campaign 8 has been completed, and data packages have been distributed to all relevant subcontractors to advance environmental and technical scopes.

On April 6, 2024, 2,000 wet tonnes of polymetallic nodules, collected during the successful 2022 pilot nodule collection system test, were delivered to PAMCO, at their facility in Hachinohe, Japan. This delivery facilitated the commencement of calcining trials at the PAMCO facility in mid-May, marking a significant milestone in supporting the metallurgical program.

Progress continues on the Environmental Impact Statement (EIS), Pre-Feasibility Study (PFS), and Plan of Work application documentation. Key activities during the second quarter 2024 included the development of tender documents by Allseas for long lead items and our EIS team conducted an environmental synthesis workshop with all EIS contributors.

ISA Developments

As we previously disclosed, the ISA did not provisionally adopt and approve the final rules, regulations and procedures (“RRPs” or the “Mining Code”) for the exploitation of seafloor resources by the July 9, 2023 deadline. At its July 2024 session, the ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings in March and July 2025 to progress the Mining Code and has agreed to continue working inter-sessionally to advance the text. In addition, on August 2, 2024, the ISA Assembly elected Leticia Carvalho of Brazil as the new Secretary-General of the ISA for the period 2025-2028.

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

Assuming submission of an application for a plan of work for exploitation prior to the next meeting of the ISA scheduled for March 2025, assuming the ISA’s timely review and approval thereof, based on the current timeline in the consolidated draft regulations issued February 2024, we expect our first production offshore from NORI Area D to be at the end of the first quarter of 2026. There can be no assurances, however, that (i) the Mining Code will be adopted within these timelines, or at all, or (ii) the ISA will provisionally approve our plan of work or that such provisional approval would lead to the issuance of an exploitation contract by the ISA before the final Mining Code is adopted, or at all.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $20.2 million and $45.4 million for the three and six months ended June 30, 2024, respectively, compared to a net loss of $14.1 million and $27.9 million in the same periods of 2023, respectively. We have an accumulated deficit of approximately $594.3 million from inception through June 30, 2024.

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

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2023 Annual Report on Form 10-K.

Additionally, the unaudited condensed consolidated interim financial statement for the six months ended June 30, 2023 have been revised to correct prior period errors as discussed in Note 22 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statement included in Part II, Item 8 of our 2023 Annual Report on Form 10-K. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	For the Three Months Ended			For the Six Months Ended
(Dollar amounts in thousands, except as noted)	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
Exploration and evaluation expenses	$12,403	$8,098	53%	$30,526	$15,267	(100)%
General and administrative expenses	7,892	5,131	54%	14,451	11,345	27%
Equity-accounted investment loss	61	137	(55)%	139	356	(61)%
Change in fair value of warrants liability	(580)	787	(174)%	(49)	1,331	(104)%
Foreign exchange loss (gain)	(84)	23	(465)%	(350)	52	(773)%
Interest income	(16)	(319)	(95)%	(118)	(773)	(85)%
Fees and interest on borrowings and credit facilities	492	250	(97)%	763	277	(175)%
Net Loss for the period	$20,168	$14,107	43%	$45,362	$27,855	63%

Three Months ended June 30, 2024 compared to Three Months ended June 30, 2023

We reported a net loss of approximately $20.2 million in the second quarter of 2024, compared to a net loss of $14.1 million in the same period of 2023. The following explains the major reasons for the increase in the net loss in the second quarter of 2024.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended June 30, 2024 were $12.4 million, compared to $8.1 million for the same period in 2023. The increase of $4.3 million was primarily due to an increase in mining, technological and process development of $1.8 million resulting from increased engineering work by Allseas, increase in share-based compensation of $1.7 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024 and higher personnel costs of $1 million. This was partially offset by a decrease in environmental studies as the costs to complete Campaign 8b in the second quarter of 2024 was lower than the cost of the environmental work spent in the second quarter of 2023 to complete the NORI pilot nodule collection system test.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2024 were $7.9 million compared to $5.1 million for the same period in 2023. The increase of $2.8 million in G&A expenses was mainly due to an increase in share-based compensation of $1.7 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, higher personnel costs and an increase in legal and consulting costs.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability consists of the change in the fair value of the 9,500,000 Private Warrants, which is based on the change in the price of our warrants and the price of the Company’s shares.

Six Months ended June 30, 2024 compared to Six Months ended June 30, 2023

We reported a net loss of $45.4 million in the first half of 2024, compared to a net loss of $27.9 million in the same period of 2023. The following explains the major reasons for the increase in the net loss in the first half of 2024.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the six months ended June 30, 2024 were $30.5 million, compared to $15.3 million for the same period in 2023. The increase of $15.2 million was primarily due to an increase in mining, technological and process development of $12.2 million resulting from increased engineering work by Allseas, as well as expenses incurred on the transportation of nodules to PAMCO’s facility in Japan, higher personnel costs of $2.2 million and an increase in share-based compensation of $1.7 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024. This was partially offset by a decrease in environmental studies as the cost for Campaign 8 which commenced in the fourth quarter of 2023 was completed in the first quarter of 2024 and was lower than the cost of the environmental work in the first half of 2023 following the completion of the NORI pilot nodule collection system test.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2024 were $14.5 million, compared to $11.3 million for the same period in 2023. The increase of $3.2 million in G&A expenses in the first half of 2024 was mainly the result of an increase in share-based compensation of $2.2 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, higher personnel cost of $1.3 million and higher cost incurred on business development, communication, and advisory activities. This increase was partially offset by decreased legal and insurance costs incurred in the first half of 2024 compared to the same period in 2023.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability consists of the change in the fair value of the 9,500,000 Private Warrants, which is based on the change in the price of our warrants and the price of the Company’s shares and resulted in a small credit in the first half of 2024 and a charge of $1.3 million in the first half of 2023, primarily due to an increase of 150% in the price of our Public Warrants over this period.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of June 30, 2024, we had cash on hand of $0.5 million.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI contract area, and by negotiating the settlement of program expenditures with our equity whenever possible.

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

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our credit facility with a company related to Allseas, as we expect the credit facility will be amended, and credit facility with ERAS Capital LLC and Gerard Barron, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report on Form 10-Q. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in external business environment.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. In the second quarter of 2024, we sold 1,634,588 Common Shares pursuant to the Sales Agreement for net proceeds of $2.6 million, net of fees and commissions.

On March 22, 2023, we entered into a Credit Facility with Argentum Cedit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 and March 22, 2024, pursuant to which, we may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of August 31, 2025. The Credit Facility also contains customary events of default.  We believe we have an agreement in principle with the Lender to amend the Credit Facility to increase the borrowing limit of the Credit Facility from $25 million to $27.5 million until certain financing events when the borrowing limit returns to its original amount. We, however, are awaiting the final amendment from the Lender and believe the amendment to the Credit Facility will be executed in the next few days when the authorized signatory is available to sign the amendment.  As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under this Credit Facility.

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

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $25,000,000 in the aggregate ($12,500,000 from each of the 2024 Lenders), from time to time (was initially $20,000,000 in the aggregate ($10,000,000 from each of the 2024 Lenders), subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into an amendment to the 2024 Credit Facility to increase the borrowing limit to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the amendment, the borrowing limit will return to the initial $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. As of the date of this Quarterly Report on Form 10-Q, there was $4.2 million drawn under the 2024 Credit Facility, including a draw of $0.3 million subsequent to June 30, 2024.

On May 27, 2024, the Company entered into a short-term loan agreement with the Lender (Argentum Cedit Virtuti GCV), an affiliate of Allseas. In accordance with the agreement, the Lender provided a short-term loan amounting to $2 million (the "Loan") on May 30, 2024. The Loan takes priority over the 2024 Credit Facility. The Loan and accrued interest are payable to the Lender on or before the earlier of (i) our next financing and (ii) September 10, 2024 (maturity date). The Loan will accrue interest at a rate of 8% per annum. As of the date of this Quarterly Report on Form 10-Q, the Loan remains outstanding.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Six Months Ended
(thousands)	June 30,		June 30,
	2024	2023	2024	2023
Net cash used in operating activities	$(12,089)	$(8,399)	$(23,941)	$(31,883)
Net cash used in investing activities	$(75)	$(75)	$(415)	$(75)
Net cash provided by financing activities	$8,639	$79	$17,687	$5,079
Decrease in cash	$(3,525)	$(8,395)	$(6,669)	$(26,879)

Six Months ended June 30, 2024 compared to Six Months ended June 30, 2023

Cash flows used in Operating Activities

For the six months ended June 30, 2024, major operating activities over this period involved Campaign 8, as well as advanced work on engineering and pre-feasibility studies as we advance towards our application to the ISA for an exploitation contract and prepare for potential future commercial production. Net cash used in operating activities in the first half of 2024, amounted to $23.9 million, and consisted mainly of $12.1 million on various environmental work, $3.6 million on personnel costs, $2.8 million on legal, advisory and consulting, $1.5 million for sponsorship, training and stakeholder engagement support, $1.8 million spent on engineering and pre-feasibility studies, $1.1 million on communication and business development expenses, and additional payments of $1 million for various expenses.

For the six months ended June 30, 2023, operating activities focused mainly on the continuation of environmental work following the completion of the NORI integrated collector test, as well as progressing on engineering work and pre-feasibility studies on the project. Net cash used in operating activities in the first half of 2023, amounted to $31.9 million, and consisted mainly of $17.2 million on various environmental work, $4.8 million on personnel costs, $3.3 million on legal costs, $1.8 million for sponsorship, training, and stakeholder engagement support, $2.2 million spent on engineering and pre-feasibility studies, $1 million on communication and business development expenses and additional payments of $1.6 million for various expenses.

Cash flows used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $0.4 million for the purchase of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $17.7 million, which comprised of net proceeds received from the Registered Direct Offering announced in August 2023 of $9 million, proceeds from short term debt and credit facilities of $5.9 million, proceeds from shares issued from ATM of $2.5 million and proceeds from exercise of stock options and employee stock plans of $0.3 million while the 2023 first half results represent the cash received of $5 million on closing of our investment in Low Carbon Royalties.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA in 2021, covering the 2017-2021 period. The periodic review report, which included a proposed work plan and estimated budget for 2022 to 2026, has been reviewed by and agreed with the ISA, and we are implementing this five-year plan. The cost of NORI’s estimated work plan for 2024 onwards is contingent on the ISA’s approval of the NORI contract area exploitation application. Should the approval of NORI’s exploitation application for the NORI contract area be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date.

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

Through June 30, 2024, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Borrowing with Company Related to Allseas

2023 Credit Facility

As described above, on March 22, 2023, the Company entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25.0 million pursuant to the terms and conditions of the Credit Facility, as amended, which has a maturity date of August 31, 2025. The Company believes it has an agreement in principle with the Lender to amend the Credit Facility to increase the borrowing limit of the Credit Facility from $25 million to $27.5 million until certain financing events when the borrowing limit returns to its original amount. The Credit Facility remained undrawn as at June 30, 2024.

2024 Short-Term Loan

On May 27, 2024, the Company entered into a short-term loan agreement with Argentum Cedit Virtuti GCV whereby the Company borrowed $2 million (the "Loan") on May 30, 2024. The Loan takes priority over the 2024 Credit Facility discussed below. The Loan and accrued interest are payable to the Lender on or before the earlier of (i) our next financing and (ii) September 10, 2024 (maturity date). The Loan accrues interest at a rate of 8% per annum.

Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, the Company entered into an Unsecured Credit Facility (as amended, the “2024 Credit Facility”) with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $25,000,000 in the aggregate ($12,500,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least USD $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. In the second quarter 2024, the Company drew $3.9 million from the 2024 Credit Facility.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at June 30, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, as a result of a material weakness in our internal control over financial reporting as described below.

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

This material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023, and for the six months ended June 30, 2023 and nine months ended September 30, 2023. See Note 22 to the audited consolidated financial statements for the year ended December 31, 2023, included in our 2023 Annual Report on form 10-K for more information about these errors and our revisions to these previously issued financial statements in our financial statements as of and for the year ended December 31, 2023, as included in the 2023 Annual report on Form 10-K.

In order to remediate this material weakness, we are in the process of developing and rolling out training on processes and controls related to complex, non-routine transactions and evaluating the circumstances under which we use technical advisors in connection with evaluating complex, non-routine transactions. We are also considering engaging the assistance of additional third-party resources as deemed appropriate to assist management in its remediation efforts.

Our internal controls over significant non-routine transactions need to be in operation and tested for sufficient instances to be considered effective. Consequently, the controls for non-routine transactions remain ineffective as of June 30, 2024.

Notwithstanding our material weakness, we have concluded that our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2022, we received letters from the SEC notifying us of an investigation and requesting the voluntary production of documents and information regarding our 2020 acquisition of Tonga Offshore Mining Limited from Deep Sea Mining Finance Ltd. and our Business Combination with Sustainable Opportunities Acquisition Corp. (“SOAC”). On May 24, 2024, we were notified by the SEC that it had concluded the investigation and that the SEC does not intend to recommend an enforcement action against the Company or its directors and officers.

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

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. There have been no material changes from or additions to the risk factors disclosed in our 2023 Annual Report on Form 10-K other than the revised risk factors set forth below. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

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

On June 25, 2021, Nauru submitted such a notice, with an effective date of July 9, 2021, to the ISA requesting that it complete the adoption of rules, regulations and procedures (“RRPs” or the “Mining Code”) necessary to facilitate the approval of plans of work for exploitation in the Area. As a result of that notice, the ISA was required to adopt the relevant RRPs for exploitation by July 9, 2023. The ISA, however, did not adopt the RRPs for exploitation by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map for the finalization of the Mining Code, with a view to its adoption during the 30th session of the ISA in 2025. The road map included three scheduled ISA Council meetings through July 2024 to elaborate the Mining Code. The Mining Code was not completed at the July 2024 ISA Council meetings and during these meetings, the ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings in March and July 2025 to progress the Mining Code and has agreed to continue working inter-sessionally to advance the text Although we believe the ISA will adopt the Mining Code, there can be no assurances that the Mining Code will be adopted within this timeline, or at all, as a result of actions of ISA member States or otherwise. For example, at least 30 ISA member States out of the 169 ISA members have expressed reservations about the commercialization of seafloor mineral resources and have called for a ban, moratorium, or precautionary pause on the commercialization of these resources. In addition, although the Draft Regulations and several supporting standards and guidelines are at an advanced stage, there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

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

NORI intends to submit an application to the ISA for an exploitation contract, which will include a plan of work for exploitation for the NORI contract area and is expected to be completed and ready for filing prior to the next meeting of the ISA scheduled for March 2025. If the ISA has not adopted the final Mining Code by the time NORI submits this application, we believe that the ISA will review and provisionally approve the plan of work for exploitation included therein pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement relating to the implementation of Part XI of UNCLOS discussed above. The ISA released its road map to finalize the Mining Code at its July 2023 session and at its July 2024 session agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025, however, it has also stated that the commercial exploitation of mineral resources in the ISA’s jurisdictional area should not be carried out in the absence of RRPs relating to exploitation. In addition, there can be no assurances that the ISA will come to a consensus as to the interpretation of Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement relating to the implementation of Part XI of UNCLOS. Although we believe the ISA will accept and consider an application for a plan of work for exploitation in the absence of the final Mining Code, there is no consensus within the ISA as to the process to be followed for its consideration of such an application, including the involvement of the ISA’s Legal and Technical Commission (LTC) and whether and how long the ISA could delay its consideration of an application past the proscribed 60-day period. As a result, and in light of some ISA Member States calling for a ban, moratorium or precautionary pause on the commercialization of seafloor mineral resources, there can be no assurance that the ISA will provisionally approve our plan of work for exploitation, within one year from submission thereof, or at all, or that such provisional approval would lead to the issuance of an exploitation contract with the ISA. On August 2, 2024, the ISA Assembly elected Leticia Carvalho of Brazil as the new Secretary-General of the ISA for the period 2025-2028. There can be no assurances that the ISA’s stated target for adoption of the Mining Code of 2025 will be met or that any application for an exploitation contract will be approved before the final Mining Code is adopted.

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an Environment and Social Impact Assessment (ESIA), culminating in an EIS, prior to collecting nodules at a commercial scale. The EIS would be accompanied by an EMMP which is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

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

On September 10, 2021, our Common Shares and Public Warrants began trading on Nasdaq under the symbols “TMC” and “TMCWW,” respectively. If in the future Nasdaq delists our Common Shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Shares are “penny stock” which will require brokers trading in our Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The closing bid price of our Common Shares has been below the Nasdaq’s minimum $1.00 per share for extended periods of time in 2022 and into 2023.  As a result, we received written notices from the Nasdaq in 2022 and 2023 notifying us that the closing bid price of the Common Shares over 30 consecutive trading days had fallen below the minimum $1.00 per share.  Although we regained compliance with the Nasdaq’s minimum closing bid price, we may not be able to continue to meet this Nasdaq listing requirement.  On August 12, 2024, the closing bid price of our Common Shares dropped below $1.00 per share to $0.965 per share.  If the closing bid price of our Common Shares continues to be below $1.00 per share for a consecutive 30 trading days from August 12, 2024 or if the closing bid price of our Common Shares otherwise drops below $1.00 per share for a another consecutive 30 trading days, we expect to receive another notification from the Nasdaq to that effect. If this were to happen, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we expect to have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our Common Shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not regain compliance in this 180-day period and we are not otherwise able to transfer our listing to another Nasdaq market and regain compliance with the $1.00 minimum closing bid price, the Nasdaq could delist our Common Shares and Public Warrants.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Amendments to Credit Facilities

On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, Gerard Barron and ERAS Capital LLC, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit will return to $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. The foregoing description of the First Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the First Amendment attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Employment Agreement, dated April 16, 2024, by and between TMC the metals company Inc. and Gerard Barron		Form 8-K (Exhibit 10.1)	04/18/2024	001-39281
10.2	Consulting Agreement, dated April 9, 2024, by and between TMC the metals company Inc. and Steve Jurvetson		Form 8-K (Exhibit 10.1)	04/11/2024	001-39281
10.3+	TMC the metals company Inc. 2021 Incentive Equity Plan, as amended	X

10.4+	Loan Agreement, dated May 27, 2024, by and between TMC the metals company Inc. and Argentum Cedit Virtuti GCV	X

10.5†	First Amendment to the Unsecured Credit Facility, dated August 13, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: August 14, 2024	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer