Form 10-Q
period 2024-09-30
TMC the metals Co Inc.
filed 2024-11-15
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-39281

TMC THE METALS COMPANY INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1111 West Hastings Street, 15th Floor
Vancouver, British Columbia	V6E 2J3

(Address of principal executive offices)	(Zip Code)

(888) 458-3420

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

As of November 13, 2024, the registrant had 324,262,652 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended September 30, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the future prices of battery metals and battery cathode feedstocks, copper cathode and manganese ores;
●	the timing and content of the International Seabed Authority’s (“ISA”) final exploitation regulations that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand, the expected proceeds from our recently announced registered direct offering and the borrowing ability under our credit facility with a company related to Allseas Group S.A. and credit facility with ERAS Capital LLC/Gerard Barron to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our recently entered into registered direct offering;

●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	the restatement of our financial statements;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	infrastructure risks;
●	dependence on key management personnel and executive officers;
●	political and market conditions beyond our control;
●	the impact of pandemics on our business; and
●	our financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”), on March 25, 2024, as amended on April 18, 2024 (the “2023 Annual Report on Form 10-K”), as updated and/or supplemented in subsequent filings we make with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 as filed with the SEC on August 14, 2024 and this Quarterly Report on Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		September 30,	December 31,
ASSETS	Note	2024	2023
Current
Cash		$360	$6,842
Receivables and prepayments		2,557	1,978
		2,917	8,820
Non-current
Exploration contracts		43,150	43,150
Right of use asset	6	4,291	5,721
Equipment		854	1,133
Software		1,868	1,643
Investment	7	8,232	8,429
		58,395	60,076

TOTAL ASSETS		$61,312	$68,896

LIABILITIES
Current
Accounts payable and accrued liabilities		48,065	31,334
Short-term debt	6,14	9,175	—
		57,240	31,334
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	14,000	14,000
Warrants liability	10	866	1,969
		25,541	26,644

TOTAL LIABILITIES		$82,781	$57,978

EQUITY
Common shares (unlimited shares, no par value – issued: 324,131,896 (December 31, 2023 – 306,558,710))		463,366	438,239
Class A - J Special Shares		—	—
Additional paid in capital		131,152	122,797
Accumulated other comprehensive loss		(1,203)	(1,216)
Deficit		(614,784)	(548,902)
TOTAL EQUITY		(21,469)	10,918

TOTAL LIABILITIES AND EQUITY		$61,312	$68,896

Nature of Operations (Note 1)

Contingent Liabilities (Note 15)

Subsequent Event (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2024	2023	2024	2023
Operating expenses
Exploration and evaluation expenses	8	$11,813	$7,905	$42,339	$23,172
General and administrative expenses		8,149	4,613	22,600	15,958
Operating loss		19,962	12,518	64,939	39,130

Other items
Equity-accounted investment loss	7	58	119	197	475
Change in fair value of warrant liability	10	(1,054)	(117)	(1,103)	1,214
Foreign exchange loss (gain)		946	14	596	66
Interest income		(7)	(319)	(125)	(1,092)
Fees and interest on borrowings and credit facilities	6,14	615	252	1,378	529

Net loss for the period		$20,520	$12,467	$65,882	$40,322

Net loss per share - Basic and diluted		$0.06	$0.04	$0.21	$0.14

Weighted average number of common shares outstanding – basic and diluted		323,663,607	294,636,496	318,710,622	282,745,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
July 1, 2024	322,241,883	$460,573	$—	$—	$125,300	$(1,216)	$(594,264)	$(9,607)
Conversion of restricted share units, net of shares withheld for taxes (Note 11)	188,293	384	—	—	(384)	—	—	—
Shares issued as per At-the-Market Equity Distribution Agreement (Note 12)	1,617,000	2,279	—	—	—	—	—	2,279
Exercise of stock options (Note 11)	84,720	130	—	—	(76)	—	—	54
Share-based compensation and expenses settled with equity (Note 11)	—	—	—	—	6,312	—	—	6,312
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss for the period	—	—	—	—	—	—	(20,520)	(20,520)
September 30, 2024	324,131,896	$463,366	$—	$—	$131,152	$(1,203)	$(614,784)	$(21,469)

						Accumulated
	Common Shares				Additional	Other
			Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
July 1, 2023	281,136,415	$345,775	$—	$—	$188,722	$(1,216)	$(502,976)	$30,305
Exercise of stock options	120,000	144	—	—	(67)	—	—	77
Exercise of warrant by Allseas	11,578,620	70,016	—	—	(69,900)	—	—	116
Shares issued to Allseas	4,150,000	6,516	—	—	—	—	—	6,516
Conversion of restricted share units, net of shares withheld for taxes	183,281	299	—	—	(299)	—	—	—
Issuance of shares and warrants under Registered Direct Offering, net of expenses	7,961,540	11,349	—	—	3,179	—	—	14,528
Share-based compensation and expenses settled with equity	—	—	—	—	2,533	—	—	2,533
Net loss for the period	—	—	—	—	—	—	(12,467)	(12,467)
September 30, 2023	305,129,856	$434,099	$—	$—	$124,168	$(1,216)	$(515,443)	$41,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Nine months ended September 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$—	$—	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Note 9)	4,500,000	7,447	—	—	1,553	—	—	9,000
Conversion of restricted share units, net of shares withheld for taxes (Note 11)	9,078,432	10,869	—	—	(10,869)	—	—	—
Shares issued as per At-the-Market Equity Distribution Agreement (Note 12)	3,251,588	4,866	—	—	—	—	—	4,866
Exercise of stock options (Note 11)	715,772	1,891	—	—	(1,428)	—	—	463
Share purchase under Employee Share Purchase Plan (Note 11)	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity (Note 11)	—	—	—	—	19,129	—	—	19,129
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss for the period	—	—	—	—	—	—	(65,882)	(65,882)
September 30, 2024	324,131,896	$463,366	$—	$—	$131,152	$(1,203)	$(614,784)	$(21,469)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Nine months ended September 30, 2023	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2023	266,812,131	$332,882	$—	$—	$184,960	$(1,216)	$(475,121)	$41,505
Exercise of stock options	120,000	144	—	—	(67)	—	—	77
Exercise of warrant by Allseas	11,578,620	70,016	—	—	(69,900)	—	—	116
Shares issued to Allseas	15,000,000	15,910	—	—	—	—	—	15,910
Conversion of restricted share units, net of shares withheld for taxes	3,573,993	3,704	—	—	(3,674)	—	—	30
Issuance of shares and warrants under Registered Direct Offering, net of expenses	7,961,540	11,349	—	—	3,179	—	—	14,528
Share purchase under Employee Share Purchase Plan	83,572	94	—	—	(45)	—	—	49
Share-based compensation and expenses settled with equity	—	—	—	—	9,715	—	—	9,715
Net loss for the period	—	—	—	—	—	—	(40,322)	(40,322)
September 30, 2023	305,129,856	$434,099	$—	$—	124,168	$(1,216)	$(515,443)	$41,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Nine months ended	Nine months ended
		September 30,	September 30,
	Note	2024	2023
Cash provided by (used in)

Operating activities
Loss for the period		$(65,882)	$(40,322)
Items not affecting cash:
Amortization		280	262
Lease Expense	6	1,430	318
Accrued interest on credit facilities	6,14	150	—
Share-based compensation and expenses settled with equity	11	19,129	9,715
Equity-accounted investment loss	7	197	475
Change in fair value of warrants liability	10	(1,103)	1,214
Unrealized foreign exchange		(334)	(24)
Changes in working capital:
Receivables and prepayments		(580)	(2,393)
Accounts payable and accrued liabilities		17,036	(13,633)
Net cash used in operating activities		(29,677)	(44,388)

Investing activities
Acquisition of equipment and software		(465)	(175)
Net cash used in investing activities		(465)	(175)

Financing activities
Proceeds from registered direct offering	9	9,000	15,723
Expenses paid for registered direct offering	9	(142)	(779)
Proceeds from Shares issued from ATM	12	4,866	—
Proceeds from Drawdown of Credit Facilities	14	4,175	—
Proceeds from Drawdown of Loan with Allseas Affiliate	6	2,000	—
Repayment of Loan with Allseas Affiliate	6	(2,000)	—
Proceeds from Drawdown of Loan with Allseas	6	5,000	—
Interest paid on amounts drawn from credit facilities	14	(73)	—
Proceeds from Low Carbon Royalties Investment		—	5,000
Proceeds from employee stock plans	11	24	49
Proceeds from exercise of stock options	11	463	77
Proceeds from exercise of warrants by Allseas		—	116
Proceeds from issuance of shares		—	30
Net cash provided by financing activities		23,313	20,216

Decrease in cash		$(6,829)	$(24,347)
Impact of exchange rate changes on cash		347	24
Cash - beginning of period		6,842	46,876
Cash - end of period		$360	$22,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019, and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. The Company’s corporate office, registered address and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

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

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or private contractors sponsored by a sovereign state. The Company’s wholly owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 square kilometers in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 square kilometers in the CCZ (“TOML Area”). Marawa Research and Exploration Limited (“Marawa”), an entity owned and sponsored by the Republic of Kiribati (“Kiribati”), was granted rights by the ISA to polymetallic nodules exploration in an area of 74,990 square kilometers in the CCZ (“Marawa Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered a services agreement (the “Marawa Services Agreement”) with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. The Company is working with its strategic partner and investor, Allseas Group S.A. (“Allseas”), to deliver a system to collect, lift and transport nodules from the seafloor to shore that meets the requirements of an early commercial production system (Note 6). In November 2023, the Company entered into a binding Memorandum of Understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan pursuant to which PAMCO committed to complete a feasibility study whereby it would process nodules at its existing facilities and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce lithium-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a routine recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2023. The Company has applied the same accounting policies as in the prior year, except as disclosed below.

Comparative figures reported in the Condensed Consolidated Balance Sheet, for software development costs and equipment, and figures reported in the Condensed Consolidated Statements of Cash Flows, for expenses settled with equity and changes in working capital have been reclassified to conform to the current period’s presentation.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including the valuation of incentive stock options (Note 11), the valuation of Class A warrants (Note 10) as well as the valuation of private warrants (Note 10), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024, and 2023.

As at September 30, 2024, and December 31, 2023, the carrying values of cash, receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability, and warrants issued by the Company. These warrants (Note 10) and royalty liability (Note 7) are valued at fair value.

5.Recent Accounting Pronouncements Issued and Adopted

There were no recent accounting pronouncements issued and adopted by the Company during the period.

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the three and nine months ended September 30, 2024, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totalling $2.8 million and $9.6 million respectively which were recorded as mining, technological and process development costs within exploration and evaluation expenses (three months and nine months ended September 30, 2023 - $ 1.9 million and $4.8 million respectively) (Note 8).

Exclusive Vessel Use Agreement with Allseas

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas provided exclusive use of the vessel (“Hidden Gem”) to the Company in support of the development of the Project Zero Offshore Nodule Collection System.

The Company determined that the Exclusive Vessel Use Agreement with Allseas is a lease agreement, classified as an operating lease.

For the three and nine months ended September 30, 2024, the Company has recognized $0.5 million and $1.4 million, respectively as lease expense recorded as mining, technological and process development within exploration and evaluation expenses.

As at September 30, 2024, the net amount of the right-of-use asset is as follows:

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the period	(1,430)
Balance as at September 30, 2024	$4,291

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Credit Facility and Loan Agreements with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus a margin of 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the Credit Facility at any time before the Credit Facility’s maturity. The Company has the ability to settle certain charges under this Credit Facility in cash or equity at the discretion of the Company. The Credit Facility also contains customary events of default. On March 22, 2024, the Company entered into the Second Amendment to the Unsecured Credit Facility with the Lender, to extend the Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which the Company or the Lender gives notice of termination of the agreement. Under the amended Credit Facility, the Company may borrow from the Lender up to $25 million in the aggregate through August 31, 2025. On August 16, 2024, the Company entered into the Third Amendment to the Credit Facility, to increase the borrowing limit of the Credit Facility to $27.5 million. Under the terms of the Third Amendment, the borrowing limit will return to $25 million upon certain financing events.

During the three months and nine months ended September 30, 2024, the Company has not drawn any amount from the Credit Facility and has incurred $0.3 million and $0.8 million, respectively (three months ended and nine months ended September 30, 2023: $0.3 million and $0.5 million, respectively) as underutilization fees.

On May 27, 2024, the Company entered into a short-term loan agreement with the Lender. In accordance with the agreement, the Lender provided a short-term loan to the Company amounting to $2 million (the “Short-Term Loan”) on May 30, 2024. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, Company repaid the entire Loan amounting to $2 million and the accrued interest amounting to $46 thousand. During the three and nine months ended September 30, 2024, the Company incurred $32 thousand and $46 thousand, respectively as interest expense.

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments SA (the “Allseas Investments”), a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). During the three and nine months ended September 30, 2024, the Company incurred $31 thousand as interest expense. On October 18, 2024, the Company entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by the Company and a total Working Capital Loan drawn amount of $7.5 million (Note 17).

As at September 30, 2024, the total amount payable to Allseas and its affiliates was $29.7 million (December 31, 2023: $13.8 million).

As at September 30, 2024, Allseas and its affiliates owned 53.8 million TMC common shares (2023: 53.8 million TMC common shares) which constituted 16.6% (December 31, 2023: 17.6%) of total common shares outstanding.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

7.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties. In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America. The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% from 35%.

Based on the fair value of the NORI Royalty granted and the cash received, the Company recorded $9 million as investment in Low Carbon Royalties on the Closing Date. For the three and nine months ended September 30, 2024, the Company’s share of the net loss generated by the Low Carbon Royalties was $58 thousand and $197 thousand, respectively (share of net loss for three months and nine months ended September 30, 2023: $0.1 million and $0.5 million respectively).

Investment
Fair value of NORI Royalty	$14,000
Cash received	(5,000)
Cost of Investment on Closing Date	9,000
Equity-accounted investment loss for the year ended 2023	(571)
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the period ended September 30, 2024	(197)
Investment as at September 30, 2024	$8,232

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at September 30, 2024, remained unchanged at $14 million.

Financial results of Low Carbon Royalties as at and for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	As at September 30,	As at September 30,
	2024	2023
Current Assets	$1,553	1,091
Non-Current Assets	25,488	27,406
Current Liabilities	96	131

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Royalty Income	$356	62	1,143	186
Total Revenue	368	76	1,182	255
Comprehensive Loss for the period	$(179)	(371)	(612)	(1,449)

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months ended September 30, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$978	$53	$—	$1,031
Exploration Labor	2,467	21	160	2,648
Share-Based Compensation (Note 11)	2,860	8	376	3,244
Mining, Technological and Process Development	3,250	—	281	3,531
Prefeasibility Studies	253	—	—	253
Sponsorship, Training and Stakeholder Engagement	681	31	197	909
Permit Application Activities	22	—	—	22
Other	159	—	16	175
	$10,670	$113	$1,030	$11,813

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Three months ended September 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$906	$—	$—	$906
Exploration Labor	1,392	50	161	1,603
Share-Based Compensation	1,242	43	132	1,417
Mining, Technological and Process Development	2,300	—	207	2,507
Prefeasibility Studies	300	—	—	300
Sponsorship, Training and Stakeholder Engagement	654	55	297	1,006
Other	163	—	3	166
	$6,957	$148	$800	$7,905

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Nine months ended September 30, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$4,297	$53	$—	$4,350
Exploration Labor	6,874	61	470	7,405
Share-Based Compensation (Note 11)	6,779	7	552	7,338
Mining, Technological and Process Development	18,128	—	937	19,065
Prefeasibility Studies	838	—	—	838
Sponsorship, Training and Stakeholder Engagement	1,925	92	505	2,522
Permit Application Activities	225	—	—	225
Other	519	—	77	596
	$39,585	$213	$2,541	$42,339

	NORI	Marawa	TOML
	Exploration	Option	Exploration
Nine months ended September 30, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$5,433	$—	$—	$5,433
Exploration Labor	3,637	136	430	4,203
Share-Based Compensation	3,330	112	347	3,789
Mining, Technological and Process Development	5,287	—	509	5,796
Prefeasibility Studies	1,105	—	—	1,105
Sponsorship, Training and Stakeholder Engagement	1,557	176	756	2,489
Other	354	—	3	357
	$20,703	$424	$2,045	$23,172

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

As at September 30, 2024, all common shares and Class A Warrants to purchase common shares under the Registered Direct Offering had been issued and the Company received gross proceeds amounting to $24.9 million. The Company incurred $1.3 million as offering expenses, resulting in net proceeds received of $23.6 million. Out of the total net proceeds received of $23.6 million, the net proceeds attributable to common shares were $18.9 million and the net proceeds attributable to Class A Warrants were $4.7 million.

10.Warrants

The Company issued 15,000,000 common share warrants as part of its predecessor’s initial public offering in May 2020 (“Public Warrants”) and 9,500,000 private placement common share warrants in a private placement simultaneously with the closing of its predecessor’s initial public offering (“Private Warrants”).

Public Warrants

As at September 30, 2024, 15,000,000 (September 30, 2023 - 15,000,000) Public Warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at September 30, 2024, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at September 30, 2024, 9,500,000 (September 30, 2023 - 9,500,000) Private Warrants were outstanding. The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

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

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

As at September 30, 2024, the fair value of outstanding Private Warrants of $0.9 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2023	$1,969
Decrease in fair value of warrants liability	(1,103)
Warrants liability as at September 30, 2024	$866

The fair value of the Private Warrants was estimated using the following assumptions:

	September 30,	December 31,
	2024	2023
Exercise price	$11.50	$11.50
Share price	$1.06	$1.10
Volatility	103.21%	105.34%
Term	1.94 years	2.69 years
Risk-free rate	3.60%	3.98%
Dividend yield	0.0%	0.0%

Class A Warrants

As at September 30, 2024, 6,230,770 (September 30, 2023 – nil) Class A warrants were outstanding, and the total fair value of the outstanding Class Warrants recorded in additional paid in capital was $4.7 million (December 31, 2023 - $3.2 million).

There were no exercises or redemptions of the Public Warrants, Private Warrants and Class A warrants during the three-month and nine-month period ended September 30, 2024.

11.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Plan”) provides that the aggregate number of common shares reserved for future issuance under the Plan as of September 30, 2024, is 56,634,518 common shares, including 12,262,348 shares added to the Plan in January 2024 pursuant to the Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of Restricted Share Units (STIP and LTIP) and options granted by TMC have been issued under the 2021 Incentive Equity Plan.

Stock options

As at September 30, 2024, there were 3,940,000 options outstanding under the Company’s 2021 Incentive Plan.

During the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $0.9 million of share-based compensation expense reported as general and administrative expenses in the statement of loss and comprehensive loss.

As at September 30, 2024, there were 14,358,468 stock options outstanding under the Company’s 2018 Stock Option Short-Term Incentive Plan (“STIP”) and 9,644,874 stock options outstanding under the Company’s 2018 Stock Option Long-Term Incentive Plan (“LTIP”). The Company has not granted any options under the STIP and LTIP since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued in prior periods under the STIP and LTIP.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

			Number of
	Number of	Number of	Options
	Options	Options	Outstanding
	Outstanding	Outstanding	under
	under STIP	under LTIP	Incentive Plan
Outstanding – December 31, 2022	15,356,340	9,783,922	—
Granted	—	—	—
Expired	(162,100)	—	—
Exercised	(120,000)	—	—
Outstanding – December 31, 2023	15,074,240	9,783,922	—
Granted	—	—	3,940,000
Forfeited	—	(139,048)	—
Exercised	(715,772)	—	—
Outstanding – September 30, 2024	14,358,468	9,644,874	3,940,000

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A summary of the RSU activity during the nine-month period ended September 30, 2024, is presented in the table below:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	32,707,638
Forfeited	(380,581)
Exercised	(9,078,432)
Outstanding – September 30, 2024	35,733,505

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the three months and nine months ended September 30, 2024 are as follows:

	Three months	Three months	Nine months	Nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
Vesting Period	2024	2023	2024	2023
Vesting Immediately (1)	160,823	—	4,167,518	3,237,710
Vesting fully on the first anniversary of the grant date (2)	—	—	493,430	1,014,349
Vesting in thirds on each anniversary of the grant date (3)	—	—	7,212,375	8,683,486
Vesting in fourths on each anniversary of the grant date	132,435	—	834,315	343,750
Vesting based on market conditions (4)	—	—	20,000,000	—
Total Units Granted	293,258	—	32,707,638	13,279,295
1.	Of the 160,823 RSUs vesting immediately on the grant date issued during the three months ended September 30, 2024, the Company granted 147,549 RSUs to consultants (three months ended September 30, 2023: nil) resulting in $0.2 million, charged as general and administrative expenses for the three months ended September 30, 2024 (three months ended September 30, 2023: nil). Of the 4,167,518 RSUs vesting immediately on the grant date issued during the nine months ended September 30, 2024, the Company granted 351,034 RSUs, to consultants (nine months ended September 30, 2023: 23,438 RSUs) resulting in $0.5 million, charged as general and administrative expenses (nine months ended September 30, 2023: $23 thousand charged as general and administrative expenses). During the three and nine months ended September 30, 2024, the Company also granted 13,274 RSUs and 79,771 RSUs, respectively, to consultants as a prepayment for their services (three and nine months ended September 30, 2023: nil and 15,625 units, respectively). Of the 4,167,518 RSUs vesting immediately on grant date, 2,812,802 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.44 per RSU.
2.	Of the 493,430 units granted during the nine months ended September 30, 2024, an aggregate amount of 476,189 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2025 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.7 million. The remaining 17,241 units were granted to a director as annual fees for consulting services to be provided, which were fair valued at $25 thousand.
3.	Of the 7,212,375 units granted during the nine months ended September 30, 2024, the Company granted 7,144,348 RSUs, as payment for the 2023 LTIP awards (nine months ended September 30, 2023: 8,645,465 RSUs were issued as payment for the 2022 LTIP awards). The remaining 68,027 units were granted to a non-employee director of the Company as an initial grant, as prescribed under the Company’s Non-employee Director Compensation Policy.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

4.	On April 16, 2024, the Company entered into a new employment agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman under which the Company granted Mr. Barron a one-time signing bonus award of 20,000,000 market-based restricted stock units (the “Signing RSUs”) of the Company’s common shares. The Signing RSUs will vest upon the Company’s common shares achieving the following closing prices per share, based on the trailing 30- day average price (the “Closing Price”), on or prior to April 16, 2029, subject to Mr. Barron’s continued service with the Company on the applicable vesting date: one-third of the Signing RSUs vest on achievement of a Closing Price of $7.50; one-third of the Signing RSUs vest on achievement of a Closing Price of $10.00; and one-third of the Signing RSUs vest on achievement of a Closing Price of $12.50 (each subject to equitable adjustment for any stock splits, combinations, reclassifications, stock dividends and the like). Pursuant to the 2024 Barron Employment Agreement, Mr. Barron has agreed not to sell any of the common shares issuable upon vesting of the Signing RSUs until after the fifth anniversary of entering into the 2024 Barron Employment Agreement.

The grant date fair value of all RSUs, apart from the Signing RSUs, is equivalent to the closing share price of the Company’s common shares on the date of grant. The grant date fair value of the RSUs vesting based on market conditions was determined using the Monte-Carlo valuation method. During the three and nine months ended September 30, 2024, a total of $5.6 million and $14.1 million, respectively, was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three and nine months ended September 30, 2023: $2.4 million and $6.4 million, respectively). For the three and nine months ended September 30, 2024, share-based compensation expense related to exploration and evaluation activities amounted to $3.2 million and $7.6 million, respectively, (three and nine months ended September 30, 2023 - $1.4 million and $3.6 million, respectively). The amount of share-based compensation expense related to general and administration matters for three and nine months ended September 30, 2024 was $2.4 million and $6.5 million, respectively (three and nine months ended September 30, 2023 - $1 million and $2.8 million, respectively). As at September 30, 2024, total unrecognized share-based compensation expense for RSUs was $26 million (December 31, 2023 - $6.9 million).

As at September 30, 2024, an aggregate of 137,760 vested RSUs were being processed and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As of September 30, 2024, there were 10,998,032 common shares reserved for issuance under the ESPP. This included 3,065,587 shares added to the ESPP in January 2024 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and nine months ended September 30, 2024, a total of $3 thousand and $33 thousand, respectively, was charged to the condensed consolidated statement of loss and comprehensive loss (for three and nine months ended September 30, 2023: $28 thousand and $47 thousand, respectively) as share-based compensation expense for ESPP issuances. For the three and nine months ended September 30, 2024, a total of $2 thousand and $17 thousand, respectively, of this recognized share-based compensation expense was related to exploration and evaluation activities (three and nine months ended September 30, 2023 - $19 thousand and $26 thousand, respectively). The amount of this share-based compensation expense related to general and administration matters for three and nine months ended September 30, 2024 was $1 thousand and $16 thousand, respectively (three and nine months ended September 30, 2023 - $9 thousand and $21 thousand, respectively). On May 31, 2024, the Company issued 27,394 common shares to its employees, thereby converting employee payroll contributions over the previous six months into shares, as prescribed in its ESPP program (in the three and nine months ended September 30, 2023, 83,572 common shares were issued).

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

12.Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. During the three and nine months ended September 30, 2024, the Company issued 1,617,000 common shares and 3,251,588 common shares, respectively. For three and nine months ended September 30, 2024, the common shares were issued at an average share price of $1.45 and $1.53, respectively resulting in net proceeds amounting to $2.3 million and $4.9 million, after incurring $71 thousand and $113 thousand, respectively, as commission and fees.

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

Anti-dilutive equivalent common shares were as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2024	2023
Outstanding options to purchase common shares	27,943,343	25,020,262
Outstanding RSUs	35,733,505	13,477,784
Outstanding shares under ESPP	11,027	77,241
Outstanding warrants	30,730,770	28,480,770
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	230,658,609	203,296,021

14.Related Party Transactions

One of the Company’s subsidiaries has a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the three and nine months ended September 30, 2024 totaled $25 thousand and $75 thousand, respectively (three and nine months ended September 30, 2023 - $40 thousand and $177 thousand, respectively). Consulting services provided for three and nine months ended September 30, 2024 amounting to $17 thousand $52 thousand, respectively (three and nine months ended September 30, 2023 - $55 thousand and $165 thousand, respectively), are disclosed as exploration labor within exploration and evaluation expenses (Note 8). Consulting services amounting to $8 thousand and $23 thousand, respectively, for three and nine months ended September 30, 2024 are disclosed as general and administrative expenses (three and nine months ended September 30, 2023 - $8 thousand and $36 thousand, respectively). As at September 30, 2024, the amount payable to SSCS was $17 thousand (December 31, 2023 - $17 thousand).

One of the Company’s directors who was appointed at the Company’s annual general meeting held on May 31, 2024 is the Chairman of Stonehaven Campaigns Limited and Robertsbridge Consultants Limited, which provide the Company with consulting services. During the three and nine months ended September 30, 2024, Stonehaven Campaigns Limited provided consulting services amounting to $6 thousand and $18 thousand, respectively, recorded in general and administrative expenses. During the three and nine months ended September 30, 2024, Robertsbridge Consultants Limited provided consulting services amounting to $16 thousand and $21 thousand, respectively, recorded in general and administrative expenses. As at September 30, 2024, the amount payable to both Stonehaven Campaigns Limited and Robertsbridge Consultants Limited was $18 thousand and $16 thousand, respectively.

On January 30, 2024, as part of the Registered Direct Offering (Note 9), the Company received the remaining committed funding of $9 million from ERAS Capital LLC, the investment fund of one of the Company’s directors.

TMC the metals company Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20 million in the aggregate ( $10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi - annually (or plus 5% if paid - in - kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if the Company or any of its subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of the Company’s or its subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit will return to $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 13, 2024, the Company entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025.

During the three and nine months ended September 30, 2024, the Company has drawn from the 2024 Credit Facility $0.3 million and $4.2 million, respectively, and incurred $96 thousand and $146 thousand, respectively, as interest expense. During the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $0.4 million, respectively, as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down upon at the time such fees are payable. During the three and nine months ended September 30, 2024, the Company repaid interest amounting to $nil and $25 thousand, respectively, and underutilization fees amounting to $nil and $0.1 million, respectively to the 2024 Lenders. On October 9, 2024, the Company drew $0.1 million from the 2024 Credit Facility.

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6 and issued share-based grants to the Company’s directors which are detailed in Note 11.

15.Contingent Liabilities

On January 23, 2023, certain investors in the 2021 private placement from the Business Combination filed a lawsuit against the Company in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that the Company breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted the Company’s motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of the Subscription Agreement claim. The Company filed a notice of appeal regarding the Court’s denial of its motion to dismiss the breach of the Subscription Agreement claim in March 2024 and the appeal was heard by the Court on November 8, 2024. The parties are currently awaiting a ruling. There is no assurance that the Company will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

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

17.Subsequent Events

On November 14, 2024, the Company entered into a securities purchase agreement with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering. The offering price was $1.00 per Share (gross proceeds of $17.5 million), with each Share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance.

The Class B Warrants include customary anti-dilution protections and a repurchase feature, permitting the Company to repurchase the warrants for $0.0001 per Common Share underlying the Class B Warrants if the volume-weighted average price of the Company’s common shares exceeds $5.00 per share for each trading day in a consecutive 30-trading-day period.

Upon closing of the Offering, under the terms of the Third Amendment, the borrowing limit under the Allseas Credit Facility will return to $25 million.

On November 14, 2024, DeepGreen Engineering Pte. Ltd. (“DeepGreen”) issued a formal termination notice to Marawa Research and Exploration Limited, ending the Services Agreement dated October 1, 2013 (the “Agreement”), pursuant to DeepGreen’s right to terminate for convenience under the Agreement. The termination will take effect two months from the date of the notice, on January 14, 2025.  The impact of the cancellation of this agreement will not have a material impact on the Company’s financial results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our 2023 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2023 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months and nine months ended September 30, 2024 and 2023, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

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

We have key strategic alliances with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system and (ii) Glencore which holds offtake rights to 50% of the NORI nickel and copper production if produced from a DGE-owned or controlled facility. In addition, we have worked with an engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to Ni-Cu-Co matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. In November 2022, we entered into a non-binding Memorandum of Understanding (“MoU”) with Pacific Metals Co Ltd (PAMCO) of Japan pursuant to which PAMCO completed prefeasibility work assessing the prospect of processing nodules using their existing facilities. In November 2023, we entered into a binding MoU with PAMCO whereby they committed to completing a feasibility study (expected to be completed in the first half of 2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility, provided we obtain an exploitation contract from the ISA as expected. The toll treatment is intended to take place on a dedicated Rotary Kiln Electric Arc Furnace (RKEF) processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce lithium-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a definitive tolling agreement in 2025, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms. There can be no assurance that we will enter into such definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if such definitive tolling agreement is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

We are currently focused on preparing our application for a plan of work to the ISA for our first exploitation contract for the NORI contract area. Given that it is unlikely that the ISA Council would consider any application for a plan of work for exploitation before its next session in March 2025 and to ensure clarity on the submission process, consideration of the Application, and timeline, the Republic of Nauru, in consultation with NORI, has formally requested that this issue be added to the agenda of the Council’s March 2025 meeting. We expect that this will allow Council to discuss and approve the process to be confirmed prior to NORI’s expected application submission date of June 27, 2025. Based on the current timeline in the consolidated draft regulations issued February 2024, the ISA application review and approval process is expected to be approximately one year from the filing date. See “Project and Regulatory Updates - ISA Developments” below for a further discussion on recent developments at the ISA.

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

Developments in the Third Quarter 2024

Below are some of the major developments that occurred in the third quarter of 2024:

TMC and PAMCO Achieve Breakthrough in Commercial-Scale Processing of Polymetallic Nodules, Successfully Producing Calcine

In September 2024, we announced that we had successfully produced high temperature material (calcine) during the first phase of a commercial-scale campaign to process a 2,000-tonne sample of deep-seafloor polymetallic nodules at our partner PAMCO’s Hachinohe Rotary Kiln Electric-Arc Furnace facility in Hachinohe, Japan. Approximately 500 tonnes of calcine were produced and, in the coming months, PAMCO intends to commence the next phase of the processing trial by transferring the calcine material to its electric arc furnace for smelting into a high-grade nickel-copper-cobalt alloy and manganese silicate product.

TMC CEO Testifies to U.S. House of Representatives on Benefits of Nodules

In September 2024, our CEO Gerard Barron gave testimony during a meeting of the Critical Mineral Policy Working Group for the House Select Committee on the Chinese Communist Party to discuss the U.S.’ heavy reliance on Chinese imports of critical minerals and policy solutions to incentivize greater cooperation with allies to create alternative supplies. Mr Barron spoke to the potential of seafloor nodules to secure U.S. supplies of key minerals for the energy transition and defense sectors.

Rebuttal to Publication

In July 2024, Nature Geoscience published a paper claiming that seafloor nodules produce oxygen in the absence of sunlight. Since the paper’s publication, multiple rebuttals have been submitted to Nature warning of serious flaws with the paper’s methodology and claims, prompting calls for the paper to be retracted. Researchers at the University of Tokyo and University of Gothenburg are among the experts that have submitted pre-print rebuttals to the article’s author. Our own rebuttal, published September 19, 2024, notes selective reporting of data and omission of key evidence, including experiments that show oxygen increases without nodules, directly contradicting the authors’ claims.

Developments Subsequent to September 30, 2024

TMC Announces Registered Direct Offering for $17.5 million:

On November 14, 2024, the Company entered into a securities purchase agreement with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering. The offering price was $1.00 per Share, resulting in gross proceeds of $17.5 million ($16.5 million after associated fees), with each Share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance.

The Class B Warrants include customary anti-dilution protections and a repurchase feature, permitting the Company to repurchase the warrants for $0.0001 per Common Share underlying the Class B Warrants if the volume-weighted average price of the Company’s common shares exceeds $5.00 per share for each trading day in a consecutive 30-trading-day period.

Extension and Increase of Credit Facility with ERAS Capital LLC and Gerard Barron

On November 14, 2024, we entered into the Second Amendment to the credit facility with ERAS Capital LLC and Gerard Barron (the “2024 Lenders”), to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the credit facility to December 31, 2025.

Termination of Marawa Service Agreement

On November 14, 2024, DeepGreen Engineering Pte. Ltd. (“DeepGreen”) issued a formal termination notice to Marawa Research and Exploration Limited, ending the Services Agreement dated October 1, 2013 (the “Agreement”), pursuant to DeepGreen’s right to terminate for convenience under the Agreement. The termination will take effect two months from the date of the notice, on January 14, 2025.  The termination is not expected to have a material adverse effect on the Company’s financial position or operations, with non-material ongoing costs and no termination penalties applicable under the Agreement.

Project and Regulatory Updates

NORI Area D Project Developments

On October 6, 2024, the first feed of Calcine was transported via conveyor to the furnace to commence the first smelting campaign at PAMCO’s facility in Hachinohe, Japan. Progress continues on the Environmental Impact Statement (EIS), Pre-Feasibility Study (PFS) which is nearing completion, and Plan of Work application documentation. Key activities during the third quarter 2024 included the substantial completion of the PFS, which has now entered the review and approval process. Our EIS team continued finalizing baseline reports to support the EIS workshop with subject-matter experts. We expect to issue an S-K 1300-compliant Technical Report Summary following the completion and approval of the PFS.

ISA Developments

As we previously disclosed, the ISA did not provisionally adopt and approve the final rules, regulations and procedures (“RRPs” or the “Mining Code”) for the exploitation of seafloor resources by the July 9, 2023 deadline. At its July 2024 session, the ISA completed a first reading of the consolidated text and requested the Secretariat produce a second consolidated text in 2024. The ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings in March and July 2025 to progress the Mining Code and has agreed to continue working inter-sessionally to advance the text.

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

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively, and exclusive commercial rights through our subsidiary’s (DGE) arrangement with Marawa, a company owned and sponsored by the Republic of Kiribati.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $20.5 million and $65.9 million for the three and nine months ended September 30, 2024, respectively, compared to a net loss of $12.5 million and $40.3 million in the same periods of 2023, respectively. We have an accumulated deficit of approximately $614.8 million from inception through September 30, 2024.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We expect to generate revenue once NORI receives an exploitation contract from the ISA and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

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

Fees and Interest on Borrowings and Credit Facilities

Fees and interest on borrowings and credit facilities represent interest charged on the Company’s short-term debt and interest and underutilization fees associated with the Company’s credit facilities.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2023 Annual Report on Form 10-K.

Additionally, the unaudited condensed consolidated interim financial statement for the nine months ended September 30, 2023 have been revised to correct prior period errors as discussed in Note 22 “Quarterly Financial Data (Unaudited) Restatement of Previously Issued Financial Statements” to the consolidated financial statement included in Part II, Item 8 of our 2023 Annual Report on Form 10-K. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the revisions.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	For the Three Months Ended			For the Nine Months Ended
(Dollar amounts in thousands, except as noted)	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
Exploration and evaluation expenses	$11,813	$7,905	49%	$42,339	$23,172	83%
General and administrative expenses	8,149	4,613	77%	22,600	15,958	42%
Equity-accounted investment loss	58	119	(51)%	197	475	(59)%
Change in fair value of warrants liability	(1,054)	(117)	801%	(1,103)	1,214	(191)%
Foreign exchange loss (gain)	946	14	6,657%	596	66	803%
Interest income	(7)	(319)	(98)%	(125)	(1,092)	(89)%
Fees and interest on borrowings and credit facilities	615	252	144%	1,378	529	160%
Net Loss for the period	$20,520	$12,467	65%	$65,882	$40,322	63%

Three Months ended September 30, 2024 compared to Three Months ended September 30, 2023

We reported a net loss of approximately $20.5 million in the third quarter of 2024, compared to a net loss of $12.5 million in the same period of 2023. The following explains the major reasons for the increase in the net loss in the third quarter of 2024.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended September 30, 2024 were $11.8 million, compared to $7.9 million for the same period in 2023. The increase of $3.9 million was primarily due to an increase in share-based compensation of $1.8 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, increase in mining, technological and process development of $1.0 million resulting from increased engineering work by Allseas and higher personnel costs of $1.0 million.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2024 were $8.1 million compared to $4.6 million for the same period in 2023. The increase of $3.5 million in G&A expenses was mainly due to an increase in share-based compensation of $1.8 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, an increase in legal and consulting costs of $1.0 million and higher personnel costs of $0.5 million.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability consists of the change in the fair value of the 9,500,000 Private Warrants. During the three months ended September 30, 2024, the fair value of warrants liability decreased reflecting the decline in both the price of the public warrants and price of the Company’s shares.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on the Company’s short-term debt borrowings was $0.1 million in the third quarter of 2024 ($nil for the same period of 2023), while interest on drawn amounts on the Company’s credit facilities was $0.1 million and underutilization fees on these same facilities was $0.5 million in the third quarter of 2024 ($nil and $0.3 million over the same periods in 2023, respectively).

Nine Months ended September 30, 2024 compared to Nine Months ended September 30, 2023

We reported a net loss of $65.9 million in the first nine months of 2024, compared to a net loss of $40.3 million in the same period of 2023. The following explains the major reasons for the increase in the net loss in the first nine months of 2024.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the nine months ended September 30, 2024 were $42.3 million, compared to $23.2 million for the same period in 2023. The increase of $19.1 million was primarily due to an increase in mining, technological and process development of $13.3 million resulting from increased engineering work by Allseas, as well as expenses incurred on the transportation of nodules to PAMCO’s facility in Japan, higher personnel costs of $3.2 million and an increase in share-based compensation of $3.5 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024. This was partially offset by a decrease in environmental studies as the cost for Campaign 8 which commenced in the fourth quarter of 2023 was completed in the first quarter of 2024 and was lower than the cost of the environmental work in the first nine months of 2023 following the completion of the NORI pilot nodule collection system test.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2024 were $22.6 million, compared to $16.0 million for the same period in 2023. The increase of $6.6 million in G&A expenses in the first nine months of 2024 was mainly the result of an increase in share-based compensation of $4.0 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, higher personnel cost of $1.9 million and higher cost incurred on business development and advisory activities. This increase was partially offset by decreased legal and insurance costs incurred in the first half of 2024 compared to the same period in 2023.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability consists of the change in the fair value of the 9,500,000 Private Warrants. For the nine months ended September 30, 2024, the fair value of warrants liability decreased reflecting the decline in both the price of the public warrants and price of Company’s shares.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on the Company’s short-term debt borrowings was $0.1 million in the first nine months of 2024 ($nil for the same period of 2023), while interest on drawn amounts on the Company’s credit facilities was $0.1 million and underutilization fees on these same facilities was $1.2 million in the first nine months of 2024 ($nil and $0.5 million over the same periods in 2023, respectively).

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of September 30, 2024, we had cash on hand of $0.4 million.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. In the third quarter of 2024, we sold 1,617,000 Common Shares pursuant to the Sales Agreement at an average share price of $1.45 for net proceeds of $2.3 million, net of fees and commissions.

On March 22, 2023, we entered into a Credit Facility with Argentum Cedit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 and March 22, 2024, pursuant to which, we may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the Credit Facility. We have the right to pre-pay the entire amount outstanding under the Credit Facility at any time, before the Credit Facility’s maturity of August 31, 2025. The Credit Facility also contains customary events of default. On August 16, 2024, the Company entered into the Third Amendment to the Credit Facility, to increase the borrowing limit of the Credit Facility to $27.5 million. Under the terms of the Third Amendment, the borrowing limit will return to $25 million upon certain financing events. As of the date of this Quarterly Report on Form 10-Q, no amounts have been drawn under this Credit Facility.

On August 14, 2023, we entered into a securities purchase agreement for a Registered Direct Offering of our Common Shares and Class A Warrants, the final closing of which occurred on January 31, 2024. The purchase price for each Common Share and Class A Warrant to purchase 0.5 Common Shares was $2.00 per unit. The exercise price to purchase one Common Share under the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement. The aggregate gross proceeds from the Registered Direct Offering were approximately $24.9 million, before deducting fees payable to financial advisors and other offering expenses payable by the Company ($23.6 million net of fees).

On March 22, 2024, we entered into an Unsecured Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $25,000,000 in the aggregate ($12,500,000 from each of the 2024 Lenders), from time to time (was initially $20,000,000 in the aggregate ($10,000,000 from each of the 2024 Lenders), subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement.  On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility to increase the borrowing limit to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit was due to return to the initial $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025.  As of the date of this Quarterly Report on Form 10-Q, there was $4.3 million drawn under the 2024 Credit Facility, including a draw of $0.1 million subsequent to September 30, 2024.

On May 27, 2024, the Company entered into a short-term loan agreement with the Lender (Argentum Cedit Virtuti GCV), an affiliate of Allseas. In accordance with the agreement, the Lender provided a short-term loan amounting to $2 million (the “Loan”) on May 30, 2024. The Loan takes priority over the 2024 Credit Facility. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, Company repaid the entire Loan amounting to $2 million and the accrued interest amounting to $46 thousand.

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments SA (the “Allseas Investments”), a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On October 18, 2024, the Company entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by the Company and a total Working Capital Loan drawn amount of $7.5 million.

On November 14, 2024, the Company entered into a securities purchase agreement with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering. The offering price was $1.00 per Share, with each Share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance. The aggregate gross proceeds from the Registered Direct Offering were approximately $17.5 million, before deducting fees payable to financial advisors and other offering expenses payable by the Company ($16.5 million net of fees).

The Class B Warrants include customary anti-dilution protections and a repurchase feature, permitting the Company to repurchase the warrants for $0.0001 per Common Share underlying the Class B Warrants if the volume-weighted average price of the Company’s common shares exceeds $5.00 per share for each trading day in a consecutive 30-trading-day period.

We may receive up to approximately $281.8 million in aggregate gross proceeds from cash exercises of the Public Warrants and the Private Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants is $3.00 (subject to customary adjustments). Upon the closing of the November 2024 Registered Direct Offering described above, the exercise price of the Class A Warrants will be adjusted downward pursuant to the terms of the Class A Warrants.  There can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the excise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Nine Months Ended
(thousands)	September 30,		September 30,
	2024	2023	2024	2023
Net cash used in operating activities	$(5,736)	$(12,505)	$(29,677)	$(44,388)
Net cash used in investing activities	$(50)	$(100)	$(465)	$(175)
Net cash provided by financing activities	$5,626	$15,137	$23,313	$20,216
(Decrease) Increase in cash	$(160)	$2,532	$(6,829)	$(24,347)

Nine Months ended September 30, 2024 compared to Nine Months ended September 30, 2023

Cash flows used in Operating Activities

For the nine months ended September 30, 2024, major operating activities over this period involved Campaign 8, as well as advanced work on engineering and pre-feasibility studies as we advance towards our application to the ISA for a NORI exploitation contract and prepare for potential future commercial production. Net cash used in operating activities in the first nine months of 2024, amounted to $29.7 million, and consisted mainly of $13.0 million on various environmental work, $6.1 million on personnel costs, $3.9 million on legal, advisory and consulting, $1.9 million for sponsorship, training and stakeholder engagement support, $1.7 million spent on engineering and pre-feasibility studies, $1.5 million on communication and business development expenses, and additional payments of $1.6 million for various expenses.

For the nine months ended September 30, 2023, operating activities focused mainly on the continuation of environmental work following the completion of the NORI integrated collector test, as well as progressing on engineering work and pre-feasibility studies on the project. Net cash used in operating activities in the first nine months of 2023, amounted to $44.4 million, and consisted mainly of $24.8 million on various environmental work, $7.5 million on personnel costs, $3.7 million on legal costs, $2.6 million for sponsorship, training, and stakeholder engagement support, $1.6 million spent on engineering and pre-feasibility studies, $1 million on communication and business development expenses and additional payments of $4.2 million for various expenses.

Cash flows used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $0.5 million for the purchase of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $23.3 million, which comprised of proceeds received from the Registered Direct Offering announced in August 2023 of $9 million, proceeds from short term debt and credit facilities of $9.2 million, proceeds from shares issued from ATM of $4.9 million and proceeds from exercise of stock options and employee stock plans of $0.5 million while the 2023 first nine months results represent the cash received from the Registered Direct Offering of $14.9 million and cash received of $5 million on closing of our investment in Low Carbon Royalties.

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

Marawa Services Agreement

In 2013, DGE entered into the Marawa Services Agreement with Marawa which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area. Under Marawa’s Exploration Contract with the ISA, Marawa submitted a periodic review report to the ISA that included a proposed work plan and estimated budget for the 2020-2024 five-year period. The five-year estimated expenditure is indicative and subject to change, Marawa will review the program regularly and Marawa will inform the ISA of any changes through its annual reports. Marawa is scheduled to submit a new periodic review in 2024, which will include a new work plan. To date, limited offshore marine resource definition activities in the Marawa Contract Area have occurred. We are collaborating with Marawa to assess the viability of any potential project in the Marawa Contract Area, although the timing of such assessment is unclear. Marawa has delayed certain of its efforts in the Marawa Contract Area while it determines how it will move forward with additional assessment work.

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

On August 20, 2024, Nauru updated its Nauru Seabed Minerals Authority Act, to prepare its regulatory regime for the transition from exploration to exploitation.

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

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. On September 23, 2021, TOML and Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its agreement with those held by NORI with Nauru. TOML expects to renegotiate the existing sponsorship agreement with Tonga prior to entering into operations in the TOML Area and has committed to paying corporate income tax within Tonga, assuming our future operations are ultimately profitable.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of up to an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments. NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production. Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to up to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero Offshore Nodule Collection System production targets, system design and cost estimates and enter into a binding Heads of Terms. The parties expect to further detail their relationship in a single definitive agreement using Work Planning and Budgeting procedure to allow for flexibility as the Allseas and NORI project team complete system engineering, upgrades and start commercial production. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for an additional production rate of three million tonnes of wet nodules per year. There can be no assurances, however, that we will enter into a definitive agreement with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such a definitive agreement is entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through September 30, 2024, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Borrowing with Company Related to Allseas

2023 Credit Facility

As described above, on March 22, 2023, the Company entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25.0 million pursuant to the terms and conditions of the Credit Facility, as amended, which has a maturity date of August 31, 2025.  On August 16, 2024, the Company entered into the Third Amendment to the Credit Facility, to increase the borrowing limit of the Credit Facility to $27.5 million. Under the terms of the Third Amendment, upon closing of the November 2024 Registered Direct Offering discussed above, the borrowing limit will return to $25 million.  The Credit Facility remained undrawn as at September 30, 2024.

2024 Short-Term Loan and Working Capital Loan

On May 27, 2024, the Company entered into a short-term loan agreement with Argentum Cedit Virtuti GCV whereby the Company borrowed $2 million (the “Loan”) on May 30, 2024. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, Company repaid the entire Loan amounting to $2 million and the accrued interest.

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments SA (the “Allseas Investments”), a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On October 18, 2024, the Company entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by the Company and a total Working Capital Loan drawn amount of $7.5 million.

Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, the Company entered into an Unsecured Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $25,000,000 in the aggregate ($12,500,000 from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least USD $50,000,000 in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement.  On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, to extend the maturity of the 2024 Credit Facility to December 31, 2025.  In the three and nine months ended September 30, 2024, the Company drew $0.3 million and $4.2 million, respectively, from the 2024 Credit Facility.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at September 30, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, as a result of a material weakness in our internal control over financial reporting as described below.

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

In order to remediate this material weakness, we have developed and rolled out training on processes and controls related to complex, non-routine transactions and evaluating the circumstances under which we use technical advisors in connection with evaluating complex, non-routine transactions. We are also considering engaging the assistance of additional third-party resources as deemed appropriate to assist management in its remediation efforts.

Our internal controls over significant non-routine transactions need to be in operation and tested for sufficient instances to be considered effective: such new controls will be tested with the next non-routine transaction. Consequently, the controls for non-routine transactions remain ineffective as of September 30, 2024.

Notwithstanding our material weakness, we have concluded that our unaudited condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the third quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Except as set forth below, we are not currently a party to any material legal proceedings. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended 2023 (or in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as applicable). For a full description of these proceedings, please refer to the disclosures in our prior filings with the Securities and Exchange Commission.

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim in March 2024 and the appeal was heard by the Court on November 8, 2024. The parties are currently awaiting a ruling. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

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

Section 1, paragraph 15 of the 1994 Agreement Relating to the Implementation of Part XI of UNCLOS (the “1994 Agreement”) allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted such a notice, with an effective date of July 9, 2021, to the ISA requesting that it complete the adoption of rules, regulations and procedures (“RRPs” or the “Mining Code”) necessary to facilitate the approval of plans of work for exploitation in the Area. As a result of that notice, the ISA was required to adopt the relevant RRPs for exploitation by July 9, 2023. The ISA, however, did not adopt the RRPs for exploitation by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map for the finalization of the Mining Code, with a view to its adoption during the 30th session of the ISA in 2025. The road map included three scheduled ISA Council meetings through July 2024 to elaborate on the Mining Code. The Mining Code was not completed at the July 2024 ISA Council meetings and during these meetings, the ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings in March and July 2025 to progress the Mining Code and has agreed to continue working intersessionally to advance the text. Although we believe the ISA will adopt the Mining Code, there can be no assurances that the Mining Code will be adopted within this timeline, or at all, as a result of actions of ISA member States or otherwise. For example, at least 32 ISA member States out of the 169 ISA members have expressed reservations about the timing of commercialization of seafloor mineral resources and have called for a ban, moratorium, or precautionary pause on the commercialization of these resources. In addition, although the Draft Regulations and several supporting standards and guidelines are at an advanced stage, there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

As the ISA Council did not complete the adoption and elaboration of the Mining Code by the prescribed deadline of July 9, 2023, pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement, if an application for a plan of work for exploitation is now submitted to the ISA, the ISA is nonetheless required to consider and provisionally approve such a plan of work based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the 1994 Agreement, including the principle of non-discrimination among contractors.

NORI intends to submit an application to the ISA for an exploitation contract, which will include a plan of work for exploitation for the NORI contract area, expected to be filed on June 27, 2025. If the ISA has not adopted the final Mining Code by the time NORI submits this application, we believe that the ISA will review and provisionally approve the plan of work for exploitation included therein pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement discussed above. The ISA released its road map to finalize the Mining Code at its July 2023 session and at its July 2024 session agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th session of the ISA in 2025, however, it has also stated that the commercial exploitation of mineral resources in the ISA’s jurisdictional area should not be carried out in the absence of RRPs relating to exploitation. In addition, there can be no assurances that the ISA will come to a consensus as to the interpretation of Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement. Although we believe the ISA will accept and consider an application for a plan of work for exploitation in the absence of the final Mining Code, there is no consensus within the ISA as to the process to be followed for its consideration of such an application, including the involvement of the ISA’s Legal and Technical Commission (LTC) and whether and how long the ISA could delay its consideration of an application past the proscribed 60-day period. As a result, and to provide clarity on the application review process and timeline, the Republic of Nauru, in consultation with NORI, has formally requested that this issue be added to the agenda of the Council’s March 2025 meeting. We expect that this will allow Council to discuss and approve the process to be confirmed prior to NORI’s expected application submission date of June 27, 2025.  In light of some ISA Member States calling for a ban, moratorium or precautionary pause on the commercialization of seafloor mineral resources, there can be no assurance that the ISA will provisionally approve our plan of work for exploitation, within one year from submission thereof, or at all, or that such provisional approval would lead to the issuance of an exploitation contract with the ISA. On August 2, 2024, the ISA Assembly elected Leticia Carvalho of Brazil as the new Secretary-General of the ISA for the period 2025-2028. There can be no assurances that the ISA’s stated target for adoption of the Mining Code of 2025 will be met or that any application for an exploitation contract will be approved before the final Mining Code is adopted.

The collection of polymetallic nodules within the CCZ, where our exploration areas are located, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an Environment and Social Impact Assessment (ESIA), culminating in an EIS, prior to collecting nodules at a commercial scale. The EIS would be accompanied by an Environmental Monitoring and Management Plan (EMMP) which is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move our exploration projects into commercial production, our wholly owned subsidiaries, NORI and TOML will each need to conclude an exploitation contract with the ISA, as will our partner, Marawa, in addition to obtaining related permits that may be required by our commercial partners. There can be no assurance that the ISA will approve our application for a plan of work for exploitation and issue an exploitation contract to our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an exploitation contract may not be granted by the ISA, may not be granted on a timely basis, thereby delaying our potential timeline for commercial exploitation, or may be granted on uneconomic terms.

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

While the rates of payments are yet to be set by the ISA, the 1994 Agreement prescribes a relevant framework that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.” The ISA has held workshops with stakeholders to discuss and seek comments on the potential financial regime for the collecting of polymetallic nodules in the CCZ. There can be no assurance that the ISA will put in place a Mining Code in a timely manner or at all. Such regulations may also impose burdensome obligations or restrictions on us, and/or may contain terms that do not enable us to develop our projects.

In August 2024, as a result of a new process established by the LTC to identify contractors who may be at risk of non-compliance with obligations under their respective exploration contract, the ISA sent notifications of such potential risk of non-compliance to multiple contractors, including TOML and Marawa.

The LTC’s notification to TOML cited concerns, which relate mainly to the failure to conduct planned sampling campaigns, the need to submit digital data in the revised reporting templates, delays in surveys for environmental baseline development, and the delay in submission of its scoping report. TOML is in the process of responding to the notification and is positioned to take corrective action if necessary. The Company is confident that its response and corrective action(s) (if any) will be satisfactory to rectify the LTC’s concerns regarding TOML; however, no assurances can be given that the LTC will be fully satisfied. If the LTC deems TOML’s response insufficient or incomplete, or if TOML fails to respond, the LTC, in line with ISAB/29/LTC/5, may report TOML to Council for further consideration and action. If TOML is deemed to have not remedied all issues raised by the LTC, there is a risk of non-compliance and the ISA suspending some or all rights granted under the exploration license, which could include halting exploration activities, and in severe cases, termination of the exploration contract, which could have a material and adverse effect on our future business prospects and financial condition.

The LTC’s notification to Marawa cited concerns, which relate mainly to the lack of expedition work, absence of study activities or data submission, failure to provide a detailed exploration strategy, delays in conducting planned research cruises, and insufficient analysis of biological samples. If the LTC deems Marawa’s response insufficient or incomplete, or if Marawa fails to respond, the LTC, in line with ISAB/29/LTC/5, may report Marawa to Council for further consideration and action. If Marawa is deemed to have not remedied all issues raised by the LTC, there is a risk of non-compliance and the ISA suspending some or all rights granted under the exploration license, which could include halting exploration activities, and in severe cases, termination of the exploration contract.

We are involved in litigation that may adversely affect us and may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 to October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim and the appeal was heard by the Court on November 8, 2024. The parties are currently awaiting a ruling. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

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

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asst as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024.

The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. We intend to defend against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2024.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Amendments to Credit Facilities

On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, Gerard Barron and ERAS Capital LLC (the “Second Amendment”), to increase the borrowing limit thereunder to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity date to December 31, 2025. Under the terms of the Second Amendment, the parties agreed to an increase in the underutilization fee to 6.5% and to allow repayment of the Loan to be made in equity at the Company’s election. The foregoing description of the Second Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Second Amendment which we expect to attach as an Exhibit to our next Annual Report on Form 10-K and incorporated therein by reference.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Third Amendment to the Unsecured Credit Facility, dated August 16, 2024, by and between TMC the metals company Inc. Argentum Cedit Virtuti GCV		Form 8-K (Exhibit 10.1)	08/16/2024	001-39281
10.2†	Working Capital Loan Agreement, dated September 9, 2024, by and between TMC the metals company Inc. and Allseas Investments SA		Form 8-K (Exhibit 10.1)	09/12/2024	001-39281
10.3+	Amendment to the Working Capital Loan Agreement, dated October 18, 2024, by and between the Company and Allseas Investments SA.		Form 8-K (Exhibit 10.1)	10/24/2024	001-39281

10.4+	First Amendment to the Unsecured Credit Facility, dated August 13, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-Q (Exhibit 10.5)	08/14/2024	001-39281

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

† Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

TMC THE METALS COMPANY INC.

Date: November 15, 2024	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 15, 2024	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer