Form 10-K
period 2024-12-31
TMC the metals Co Inc.
filed 2025-03-27
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $246,317,128.

As of March 20, 2025, the registrant had 347,910,742 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with the registrant’s annual meeting of shareholders, scheduled to be held on May 29, 2025, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, such proxy statement shall not be deemed to be part of this report.

In this Annual Report on form 10-K (“Annual Report”), the terms “we,” “us,” “our,” “Company” and “TMC” mean TMC the metals company Inc. and our subsidiaries (“TMC”). Our common shares and warrants to purchase common shares are traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbols “TMC” and “TMCWW,” respectively.

As used in this Annual Report, “Mtpa” refers to millions of tonnes per year, “dmtu” refers to dry metric tonne unit, “TWh” refers to trillion-watt hours, “CO2e” refers to metric tonnes of carbon dioxide emissions equivalents and “w/w” refers to weight for weight.

Unless otherwise indicated or required by the context, as used in this Annual Report, “critical metals” refers to the four metals contained in polymetallic nodules, nickel, copper, cobalt and manganese.

Market and Industry Data

Market and other statistical data included in this Annual Report were obtained from industry publications, market research and publicly available information as well as publications and research conducted by or on behalf of TMC. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. Similarly, market research and publicly available information, while believed to be reliable, have not been independently verified, and we do not make any representation as to the accuracy of such information.

Trademarks, Service marks and Trade Names

All service marks, trademarks and trade names appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends”, the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance (“ESG”) impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for nickel and cobalt (including critical metals and battery cathode feedstocks), steel-making feedstocks, copper cathode and manganese ores;
●	the future prices of nickel and cobalt (including critical metals and battery cathode feedstocks), steel-making feedstocks, copper cathode and manganese ores;
●	the timing and content of the final exploitation regulations of the International Seabed Authority’s (“ISA”) that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”) under the United Nations Convention on the Law of the Sea (“UNCLOS”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;

●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates, and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company (“PFIC”); and
●	our expected financial performance.

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

PART I

Item 1.BUSINESS

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), approximately 1,500 miles (or 2,400 kilometers) south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese in a single rock.

We believe these four metals contained in the polymetallic nodules are critical for energy infrastructure and industrial manufacturing. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped resource of these critical metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and energy storage markets, (ii) copper cathode for EV wiring, energy transmission and other applications, and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rising demand.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of UNCLOS. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million square kilometers, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to two of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), sponsored by the Republic of Nauru (“Nauru”) and the Kingdom of Tonga (“Tonga”), respectively. We are also in the initial stages of considering the possibility of a U.S.-based regulatory pathway with the U.S. National Oceanic and Atmospheric Administration (“NOAA”) and the U.S. Department of Commerce under the U.S. Deep Seabed Hard Mineral Resources Act (“DSHMRA”) for the commercial production of deep-sea polymetallic nodules in the CCZ.

We are still in the exploration phase and have not yet obtained any exploitation contracts from the ISA to commence commercial-scale polymetallic nodule collection in the CCZ. Additionally, we do not have the applicable environmental and/or other permits required to build and operate commercial-scale polymetallic nodule processing and refining plants on land.

Polymetallic Nodules

Deep-sea polymetallic nodules form on and just below the sediment-covered seafloor of the abyssal plains. These nodules contain significant amounts of metals, and their unique characteristic compared to terrestrial deposits is the presence of the four critical metals, nickel, copper, cobalt and manganese, in one deposit.

Polymetallic nodules in the CCZ possess the following characteristics:

Characteristic	What it means
Far removed from human communities	No need for social displacement
No vegetation or other obstructions covering access to nodules	No need to remove overburden, no rock cutting or blasting
Unbound to the seafloor, 96% of nodule mass in the top 5 cm of seafloor	No need for destructive rock cutting and excavation
High grades of four critical metals in a single ore	Less mass to process compared to land ores
Low head-grade variability	Potentially easy to process
2-10 cm diameter	Potentially easy to handle
Microporous	Potentially easy to smelt
Very low concentrations of certain hazardous elements like arsenic, antimony and mercury	Potential to productize almost 100% of nodule mass and design a metallurgical flowsheet that generates no tailings and leaves almost no solid waste streams behind

The above characteristics of polymetallic nodules may provide an opportunity to compress lifecycle environmental and social impacts of producing the critical metals contained in nodules as compared to land ores. In order to extract nickel, copper, cobalt and manganese from land ores, at least three different types of ores would need to be excavated. Mine development often involves social displacement and impacts on Indigenous people as well as deforestation, destruction of carbon sinks and biodiversity loss. In addition, several times more mass would need to be processed, often requiring significant amounts of local water resources; mining and processing tailings which can be toxic and need to be managed indefinitely in tailings dams, using dry-stacking or a practice known as deep-sea tailings placement (DSTP). Furthermore, metal production from land ores can release several toxic streams into the surrounding environment which can negatively impact the health of local communities and ecosystems. We believe using nodules to produce the critical metals contained therein can help reduce several of these impacts associated with mining land ores. If our nodules are to be processed and refined in the United States (“U.S.”), we can also compress the current supply chain that some materials need to travel before reaching the U.S. from 50,000 miles down to 1,500 miles, while reducing dependency on China which dominates refining for critical metals such as nickel, cobalt and manganese.

Market Opportunity

Three of the four minerals contained in polymetallic nodules (nickel, copper and cobalt) are classified as critical in the world’s leading economies, meaning they are both essential to the country’s welfare and face considerable supply chain vulnerabilities. We also believe that manganese is critical for energy infrastructure and industrial manufacturing. Mining and, to a greater extent, processing of these metals are concentrated in or controlled by China. China is the largest producer of refined manganese, cobalt, and copper; while China is the second largest producer of refined nickel, it has substantial control of nickel processing in Indonesia, today’s leading global nickel supplier. An array of policies and agreements have been initiated in 2025 by the U.S. Government to combat critical mineral concentration including an executive order establishing a national energy emergency inclusive of mineral development and processing, plans to expedite mining and processing permitting, a variety of critical mineral agreements abroad, plans to locate metal refining on military bases, and an increase on tariffs for imported Chinese goods.

Given the wide range of environmental and social impacts associated with conventional land-based mining, we believe it is important to ensure that these large amounts of critical metals contained in nodules are sourced with the lowest environmental, social, and economic impacts possible. As the global supply of high-grade ore remains limited and metal demand increases, we can expect a larger environmental and social footprint, potential supply shortages and volatility in metal prices should land ores remain the only viable source of the critical metals contained in nodules.

Industries which represent end-use segments that require the critical metals contained in nodules are of particular interest to us and represent potential market opportunities. Nodules contain metals that can be employed for: (i) infrastructure (nickel, cobalt and manganese alloys for steel, jet engines and turbines), copper cables and wiring for power generation and transmission, and electronics), (ii) energy storage (battery cathode precursors in the form of nickel, manganese and cobalt sulfates, or intermediary nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) and copper cathode for wiring) and (iii) chemicals (cobalt and manganese catalysts for fuel refining, manganese sulfate for fertilizer). We believe the transition to more diversified supply chains for the critical metals contained in nodules, continued urbanization of developing economies and continued growth of energy systems and EVs will test the limits of the current supply of certain metals. See the section entitled “Our Competitive Advantages”. Manganese is used in nearly every steel manufactured process - there were 1.9 billion tonnes of steel manufactured in 2024. Both manganese and nickel are used in the manufacturing of stainless steel and high-performance specialty steels essential for maritime, aerospace and chemical uses. Steel demand is projected to rise 30% by 2050. Besides China, most regions particularly India, Africa and South-East Asia, will see an increase in demand. While end-uses driven by the energy transition represent a small fraction of the total use of the four metals contained in polymetallic nodules today, we believe that the relative use of these four metals by EVs and other energy transition systems is set to increase significantly over the next decades.

Metal	Top end use segments
Nickel	Stainless steel (64%), batteries (16%), aerospace & superalloys (8%), electroplating (6%), other (6%)
Copper	Construction (27%), utilities (17%), machinery (15%), consumer goods (12%), transport (11%), air conditioning and refrigeration (8%), other (10%).
Cobalt	EV batteries (45%), portable device batteries (26%), superalloys (9%), hard metals (4%), catalysts (3%), pigments & ceramics (3%), other (10%)
Manganese	Stainless steel (96%), batteries (3%), agricultural products (1%)

The below charts published by the International Energy Agency show increasing global demand by end-use application for nickel, copper, cobalt and manganese, under the scenario that net zero emissions is achieved by 2050. The International Energy Agency provides global demand projections for 37 critical minerals needed for clean energy transitions across various target and technology scenarios. A 2024 study by the International Energy Agency shows that the production of energy transition minerals could increase by 300% by 2040 to meet the growing demand for low-carbon energy technologies required to keep global warming at 1.5°C with deficits in mined supply emerging for nickel, copper and cobalt before 2030.

Total demand outlook and mining requirements for Announced Pledges Scenario (APS) and Net Zero Emissions (NZE) by 2050:

Nickel:
Copper:
Cobalt:

Source: IEA Critical Minerals Outlook 2024 - IEA analysis based on 2024 U.S. Geological Survey commodity summary

Critical Metals and Global EV Market

Battery chemistries that require metals contained in CCZ polymetallic nodules, nickel, cobalt and manganese, deliver high energy densities and are typically deployed in vehicles requiring long range (e.g., luxury and upmarket passenger cars) and power (trucks). In 2024, these battery chemistries accounted for 44% of overall battery manufacturing, which represented only a small portion of the overall use of nickel (~15% of nickel demand) and manganese (<1% of manganese demand). In addition, while 2024 saw an uptick in iron-based cathodes (LFP) used in entry-level EVs, production and use of LFP for EVs are concentrated in China. With continued production by Korean, Japanese and European lithium-ion battery producers, nickel-based cathodes are forecasted to retain approximately 50% of overall market share in addition to capturing 85% of cell production capacity outside of China by 2030, with production increasingly pivoting towards high-nickel content longer term. We believe softer-than-expected demand and supply-side expansions have negatively impacted nickel prices, with current prices at their lowest level since 2020, battery nickel demand grew 27% year-on-year in 2024.

Projected share of 2030 cathode pipeline	2023 cathode product mix – major ex. China suppliers

Source: Benchmark Mineral Intelligence Cobalt Market Report for Cobalt Institute at Cobalt Congress, New York City. 2024

In addition, we believe an oversupply of nickel largely produced in Indonesia, slowed production of EVs and resulting inventory of EV batteries/cathodes drove down prices of nickel and cobalt in 2024. According to several analysts, these surpluses, however, could be temporary and we believe potential shortages in nickel and cobalt supply could return in the 2027/2028 timeframe, subject to developments in Indonesia and responses by the U.S. and the European Union where regulators could impose measures to differentiate between sources of metal based on the environmental and social impacts of these sources

Source: Benchmark Mineral Forecast presented at Benchmark Week 2023 on November 15 in Los Angeles

Based on 2023 data, the U.S. is the second largest consumer of battery nickel based on EV end-use.

While the Trump Administration has rescinded EV mandates and suspended EV-related incentives under the Inflation Reduction Act of 2022 (the “IRA”), 92% of the $110 billion in EV value chain investments has been deployed in Republican states and the continuation of technical and supply chain leadership for batteries is recognized as central to broader energy independence.

Increased Interest in Nodules from the United States

The U.S. Congress made several signals supporting the collection and processing of polymetallic nodules in 2024. In March 2024, members of the House of Representatives introduced H.R. 7636, the Responsible Use of Seafloor Resources Act of 2024 which calls for political and financial support for domestic nodule collection and processing capacity, now with seven bill sponsors. The legislation was endorsed by the National Ocean Industries Association, the Breakthrough Institute, the Critical Ocean Minerals Research Center and industry players. In December 2024, the U.S. Congress passed the 2025 National Defense Authorization Act (NDAA) which directs the Secretary of Defense, in coordination with the Assistant Secretary of Defense for Industrial Base Policy, to complete a “Feasibility study of domestic refining of deep-sea critical mineral intermediates” within calendar year 2025. Our U.S. subsidiary’s application to the Defense Production Act Title III program for support with a site-specific feasibility study for its planned nodule-intermediate refinery remains active with the Department of Defense. The report from the Assistant Secretary of Defense for Industrial Base Policy to the House Armed Services Committee (the “HASC”) prescribed in the fiscal year 2024 NDAA “Critical and Strategic Minerals and Materials Sourcing from Seafloor Resources” has yet to be made publicly available.

Environmental Opportunity

All nickel, copper, cobalt and manganese today are produced from land ores or recycled metal stock. Existing metal stocks available for recycling are insufficient to meet current demand. Even with high end-of-life product recycling rates, most of the new demand over the coming decades will have to be met by new mining. We believe the land-based mining sector is fundamentally challenged: ore grades are falling, production is moving to some of the more biodiverse and conflict-prone regions in the world, accessing ore bodies often requires a complete removal of ecosystems situated on and above such orebodies, and removing, breaking or tunneling through significant tonnage of waste rock. Toxic levels of heavy elements often found in land orebodies typically need to be removed, stored, and maintained indefinitely; a real challenge on seismically active and wet tropical islands in countries like Indonesia that accounts for most of the growth in nickel supply.

As a result of a vigorous campaign by several non-governmental organizations, some participants in the EV supply chain have called for a general moratorium on all forms of deep seabed mining until there is more knowledge about marine impacts of nodule collection operations. While our Environmental and Social Impact Assessment (“ESIA”) and Cultural Heritage Impact Assessment (“CHIA”) for offshore nodule collection segment of the NORI Area D project is still ongoing, based on already completed research into lifecycle impacts of critical metal production specifically from deep-sea polymetallic nodules, we identified how nodules can potentially provide an opportunity to significantly compress most lifecycle ESG impacts associated with conventional metal production from land ores.

To quantify environmental footprints of metal production from nodules as compared to conventional land ores, we commissioned several lifecycle assessments (“LCAs”) looking at the cradle-to-gate impacts of producing nickel, copper, cobalt and manganese products from polymetallic nodules and how it compares to land-based routes. An LCA white paper examining a comprehensive set of impacts was commissioned by us and co-authored by certain of our executive officers in 2018 and reviewed by subject matter specialists and published on our website in April 2020; an LCA research paper focusing on climate change impacts was peer-reviewed and published in the Elsevier Journal of Cleaner Production in December 2020; an LCA research paper focusing on solid waste streams was peer-reviewed and published in the Yale Journal of Industrial Ecology in January 2022 and an independent LCA compliant with the International Organization for Standardization Standard 14040 on our NORI Area D project was conducted by Benchmark Minerals Intelligence (“Benchmark”) and released in March 2023. Based on these LCA assessments that we commissioned, we believe that we are positioned to become one of the lowest ESG footprint metal companies in the industry. The March 2023 LCA by Benchmark shows that the NORI Area D project model performed better in each impact category analyzed than all the land-based processing routes chosen for comparison, except for the global warming potential (“GWP”) and water consumption of producing cobalt sulfate, in which one land-based route performed better. While most of these reductions are attributable to the unique characteristics of the polymetallic nodule resource as described above, the elimination of solid processing waste streams onshore is due to our investment in a near-zero-waste flowsheet design and part of the low carbon emissions are due to our strong preference to locate onshore processing facilities in places with access to low-carbon power.

Benchmark modeled the land-based processing routes with background ecoinvent data and foreground data from two expert chemical engineers in the nickel and cobalt industry. The NORI Area D Project data is based on the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.

As part of the ESIA conducted by NORI in partnership with world leading deep-sea research institutions and contractors, we are currently assessing the impacts of the NORI Area D Project on marine ecosystem function and services, including biodiversity. The CCZ abyssal plains are one of the most common and least populated habitats on the planet, akin to deserts on land. The CCZ abyssal seafloor is plant-free, food-poor and dominated by bacterial life forms. It has been studied extensively since the 1960s with over 150,000 papers published on polymetallic nodules in general and over 40,000 on CCZ nodules in particular.

The largest driver of uncertainty in assessing the potential future impact of nodule collection operations on marine biodiversity is our ability to measure biodiversity itself. Unlike biodiversity, biomass, measured as carbon contained in live organisms per m2 of habitat, is easier to measure and compare. Based on available data we have reviewed, we believe that the CCZ is one of lowest biomass locations on the planet. Metal production from nodules could reduce biomass at risk by over 90% compared to producing the same amount of metals from conventional land ores.

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

As a precautionary environmental management and protection measure, the ISA has already set aside 43% of the CCZ or 1.97 million square kilometers as protected areas, or Areas of Particular Environmental Interest (APEIs), aiming to ensure that all types of habitats that could be impacted by exploitation are represented and preserved within APEIs. For comparison, only approximately 8.2% of global oceans are protected today and the global target agreed in the High Seas Treaty in March 2023 is to protect 30% of the oceans by 2030. Additional marine impact mitigation measures such as setting aside more no-take areas inside our contract areas and leaving partial nodule cover inside collection areas to aid natural recovery of bacterial and other communities are also being evaluated. We are collaborating with some of the world’s leading researchers to conduct environmental baseline and collection impact studies to design plans that could mitigate marine impacts of nodule collection through collection system design and adaptive management systems.

If the entire CCZ area currently under exploration (1.28 million square kilometers) were to be exploited over a 30-year period (which we believe is unlikely), these nodule collection operations would impact 42,500 square kilometers of the abyssal seafloor per year in one of the least productive areas of the ocean (with respect to the abundance of marine life). This is less than 1% of the estimated 4,900,000 square kilometers of the seafloor currently impacted every year by trawling operations that take place primarily in highly productive coastal waters.

Potential future commercial-scale nodule collection operations in the CCZ are likely to disturb marine wildlife in the operating area. We have completed studies baselining wildlife and ecosystem function, piloting the nodule collection system and assessing impacts arising from the use of this system immediately following the collector test and 12 months after the collector test. In total, almost 1 petabyte of environmental data has been collected and processed. For comparison, the world’s largest library, the Library of Congress, manages 21 petabytes of digital content. Assessment of impacts based on collected data is currently in progress. Given the significant volume of deep water and the difficulty of sampling or retrieving biological specimens in the CCZ, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be entirely and definitively known. However, we believe similar challenges are faced on land, with an estimated 70-80% of terrestrial species still undescribed. Although we continue to review the data collected to date, we may not know the actual impact of commercial nodule collection on the deep-sea environment until after full-scale commercial production. We currently believe, however, that as the abyssal plains are the most ubiquitous habitat on the planet with low levels of biodiversity compared to the main metal-producing areas on land, it is likely that the impacts of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known how effectively the risk of biodiversity loss in the CCZ could be eliminated or reduced through mitigation strategies or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of the resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. Some uncertainty still exists around the recovery rate of fauna that requires the hard substrate of nodules for critical life function. Recent research suggests that carbon (food) availability is likely to be a more significant limiting factor to the ecosystem’s capacity to support nodule obligate fauna populations than hard-substrate habitat availability.

Therefore, we believe strategies such as leaving behind partial nodule cover and setting aside no-take areas to aid recruitment and recovery of nodule-dependent species in impacted areas look to be promising mitigation strategies. For example, recent research by NORI indicates that sediment-covered nodules left behind after collection activities ceased were exposed and became available as a source of hard-substrate habitat within 12 months. The effectiveness of these strategies in supporting self-sustaining populations of nodule-obligate fauna after nodule collection will be the focus of long-term monitoring studies in the future.

We are still in the exploration phase of the project and do not have the exploitation contracts necessary to commence commercial-scale nodule collection operations in the CCZ nor have we obtained the applicable environmental and other permits required to build and operate commercial scale polymetallic nodule processing and refining plants on land.

All extractive industries result in impacts to the receiving environment. Nodule collection is no exception and will impact the deep-sea marine environment through nodule removal, disturbance of seafloor sediment (“seafloor plumes”) and return of seawater used for nodule transport that is expected to contain residual sediment and nodule fines back in the water column (“midwater plumes”). Baselining the impacted marine environment by characterizing the ecosystem and then developing measures to avoid and mitigate these impacts is the central focus of our offshore ESIA program currently being undertaken in partnership with some of the world’s leading deep-sea research institutions. Nodule removal will impact species that depend on the hard nodule substrate for attachment. The severity of the impact will depend on (1) the extent to which these species are represented in the APEIs set aside by the ISA and additional no-take areas set aside by us and (2) the extent to which residual nodule cover will aid recruitment and recovery of these species in impacted areas. Disturbance of the seafloor by nodule collector vehicles is expected to disturb (mostly microbial) organisms living in and on the sediments. Impact severity will depend on the depth of sediment disturbance (expected to be approximately 3-5 centimeters based on modelling, laboratory tests, and recent collector tests completed in the CCZ by our subsidiary NORI and two other nodule contract-holders, Belgium’s Global Sea Mineral Resources NV (GSR) and the German’s BGR) and the impact this disturbance has on benthic ecosystem function. Over 90% of the entrained sediment is expected to be separated from nodules inside the collector vehicle and discharged behind settling back to the seafloor within a few hundred meters. The impact of the residual plume will depend on how quickly the smaller mobile sediment particles re-settle, how far they travel and how the resulting sedimentation impacts the benthic organisms. Less than 10% of entrained sediment that will likely evade separation inside the collector vehicle will be transported with nodules and seawater through the riser pipe to the surface production vessel where nodules are dewatered and residual water, sediment and nodules fines will be returned at greater than 2,000 meters in the water column below the highly productive photic zone and the measured lower limit of diel vertical migration of zooplankton in the pelagic zone. Potential impacts from the mid-water sediment plume could include clogging of the delicate respiratory and filter feeding structures of pelagic zooplankton species, such as jellyfish and krill. However, the mid-water discharge has been shown by the collector test to have very low solid particle concentration and to dilute to close to background levels within minutes. According to a research paper on midwater sediment plumes published by researchers from the Massachusetts Institute of Technology (“MIT”) in Communications Earth & Environment in July 2021, entrained sediment from the return of seawater used for nodule transport dilutes to natural background levels within a few hundred meters of the outlet. We believe this finding is supported by the monitoring results of the collector test completed by NORI in 2022. Another research paper on seafloor sediment plumes published by MIT and the Scripps Institution of Oceanography in September 2022 found that 92-98% of benthic plume generated from the pilot nodule collector vehicle rose only two meters above the seafloor and settled locally within 10s to 100s of meters from the source of the disturbance, another result that was confirmed by the results of the collector test completed by NORI in 2022 on the NORI Area D property.

Our Strategic Positioning

We believe we are well-positioned to meet the expected demand for the critical metals contained in polymetallic nodules:

●	Supply for increasing infrastructure demand: As emerging economies grow and urbanize, steel demand is projected to rise 30% by 2050 and electricity demand is projected to accelerate worldwide by 3% per year through 2035. Critical base metals like nickel, copper and manganese will be required to meet rising demand for steel and electrical grids. While the copper market was volatile in 2024, demand is expected to double by 2035, potentially reaching 40-50 million tonnes and resulting in a 2-10 million tonne supply deficit. This oncoming wave of demand is anticipated to bring price premiums for low-carbon steel, particularly in light of Europe’s carbon border adjustment mechanism which requires buyers to purchase certificates to cover the embedded emissions of their steel imports beginning in 2026. Our lower carbon emissions footprint per finished tonne of nickel may improve our business prospects further.

●	Supply for increasing battery demand: We believe the response to climate change is driving robust demand for EVs, renewable energy storage and infrastructure. To manufacture battery cells, gigafactories will need critical metals like nickel, cobalt, manganese, and copper to meet rising battery demand. Globally, the number of signatories to the Zero Emission Vehicle declaration announced at COP29 in November 2024 increased to 236, which is aimed at accelerating the transition to 100% new car sales being zero-emission globally by 2040, and by 2035 in leading markets. The U.S. government invested $ 110 billion in battery value chain projects since the IRA was enacted in 2022.
●	Path to energy security: Following the 2023 restrictions China imposed on exports to the United States including a complete ban of gallium and germanium, which are needed to produce semiconductor chips, rare earth metal extraction and separation technologies used in production of hybrid and battery electric vehicle motors, and strict export controls for graphite, a key ingredient in battery anodes, China expanded export bans to include antimony in 2024. These events underscore a national security rationale for the U.S. and Western countries for reducing dependence on China as the world’s largest refiner of Class 1 nickel, cobalt and manganese. With our NORI and TOML contract areas ranked as the world’s first and second largest undeveloped nickel projects, respectively, by Mining.com in both 2022 and 2023, we believe the polymetallic nodules found in our NORI and TOML contract areas offer a source of four critical metals that can effectively diversify global supply chains.
●	Advancing developing countries: Both of our Sponsoring States are small developing Pacific Island nations impacted by climate change and expect to receive income streams from their sponsored areas if exploitation contracts are granted to extract polymetallic nodules in their sponsored areas. Royalties from commercial production of polymetallic nodules payable to the ISA are required to be distributed by the ISA with focus on developing countries.
●	Potential U.S.-based regulatory pathway: On March 27, 2025, we announced that we initiated a process with NOAA and the U.S. Department of Commerce under the DSHMRA to consider a U.S.-based regulatory pathway for the commercial production of deep-sea polymetallic nodules in the CCZ. We believe this regulatory pathway potentially offers a clear and predictable route to securing an exploration license and a commercial recover permit to polymetallic nodules found in the CCZ. We are in the initial planning stages of this strategy, however, and there are no assurances that we will be able to secure any exploration or commercial recovery rights under the DSHMRA in a timely manner, or at all.

Our Competitive Advantages

With the potential that our resources hold and the project advancements we have made to date, we believe we are better positioned than other suppliers to provide a solution to the growing need for the critical metals contained in nodules:

●	Availability of abundant and high-grade resource off the U.S. western seaboard: There are four critical metals (nickel, copper, cobalt and manganese) in relatively high concentrations in polymetallic nodules which we believe could offer a long-term secure supply of such metals in various industrial applications, as described above.
●	Opportunity for production in the U.S. of the critical metals contained in nodules: The current supply chain of battery materials to the U.S. is approximately 50,000 miles long and is predominantly controlled by nations and companies outside of the U.S., which is leading to increasing concerns about supply chain security in the U.S. and interest in breaking the U.S. mineral dependence by re-shoring battery material supply chain in the U.S.
●	Opportunity to reuse existing offshore assets and skills: We believe there is an opportunity for us to partner with offshore service providers with deep operational experience in subsea environments gained in the oil and gas industry and with existing assets that can be repurposed for our offshore nodule collection operations. We have taken advantage of this opportunity by forging a strategic alliance with Allseas Group S.A. (“Allseas”), a leading offshore contractor in 2019. In 2020, Allseas acquired a drillship that was repurposed and classified as the world’s first deep-sea mining vessel.
●	Demonstrated offshore nodule collection technology: In November 2022, NORI and Allseas completed the Pilot Mining Test where approximately 4,500 tonnes of wet nodules were collected and more than 3,000 tonnes of wet nodules were lifted 4.3 kilometers to the surface after traversing over 80 kilometers of the seafloor in the NORI Area D, achieving a sustained production rate of 86.4 tonnes per hour with a scaled-down prototype seafloor nodule collector vehicle. While several contractors have tested various seafloor collection machines, no other contractor has demonstrated an integrated nodule collection system since the 1970s.
●	Demonstrated onshore nodule processing technology: In 2021, we successfully completed the calcining and smelting of nodules into a manganese silicate product and nickel-copper-cobalt alloy intermediate product, followed by conversion and sulfidation of the alloy into matte. Test work has been successfully conducted on all process stages with the generation of test quantities of battery-grade nickel and cobalt sulfates in April 2024 and June 2024, respectively.
●	Opportunity to reuse existing onshore assets and skills: We believe there is an opportunity for us to partner with onshore processors with deep operational experience in processing nickel-bearing ores and with existing Rotary Kiln Electric Arc Furnace (“RKEF”) plants that can be repurposed for processing our nodules into intermediate products. We have taken advantage of this opportunity by signing a non-binding memorandum of understanding (“MoU”) with our partner Pacific Metals Co. Ltd. (“PAMCO”), an experienced operator of a nickel laterite smelting complex in Hachinohe, Japan in 2022. Following the completion of a prefeasibility exercise by PAMCO to assess nodule processing at their facility, we have signed a binding MoU in November 2023 to complete a feasibility study to process the first 1.3 Mtpa (wet) of nodules at PAMCO’s facility. A demonstration trial at PAMCO’s Hachinohe facilities with 2,000 tonnes of nodules collected during the mining pilot is ongoing, which would further de-risk the project. In 2024, PAMCO successfully produced approximately 500 tonnes of calcine from nodules at their facility in Hachinohe, Japan.
●	Lower expected production cost: We are currently pursuing a low-capital asset expenditure (“CAPEX”) approach to our development and commercialization of operations for our NORI Area D project where we reuse existing production assets opposed to the high-CAPEX approach where the majority of offshore and onshore production assets would be newly built by us as described in our 2021 economic analysis included in the NORI Technical Report Summary. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.
●	Lower expected ESG footprint: The LCA completed by Benchmark in March 2023 shows that the NORI Area D project model performed better in most impact categories analyzed than all the land-based routes chosen for comparison. This favorable comparison is explained by the fact that we are developing a new type of high-grade multi-metal source found on the abyssal plain, a low biomass, low carbon sequestration deep-sea environment removed from human settlement.

Exploration Contracts

We currently hold exclusive exploration rights through our subsidiaries NORI and TOML to certain polymetallic nodule areas in the CCZ.

NORI. NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The NORI Area D is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd (“AMC”), a leading mining consulting firm, to undertake an Initial Economic Assessment of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC Mining Rules. The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.

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

Marawa - Termination of Service Agreement. On November 14, 2024, DeepGreen Engineering Pte. Ltd. (“DeepGreen”) issued a formal termination notice to Marawa Research and Exploration Limited, ending the Services Agreement dated October 1, 2013 (the “Agreement”), pursuant to DeepGreen’s right to terminate for convenience under the Agreement. The termination became effective on January 14, 2025 and we no longer have any exploration rights to the area of the CCZ that was covered by the Agreement. The impact of the cancellation of this agreement did not have a material impact on our financial results.

Business Strategy

Our contemplated business spans the entire lifecycle from the resource acquisition and definition stage through the collection and transportation phases offshore into the processing and refining of nodules onshore and finally in product marketing and offtake (and eventually recycling of end-of-life products containing nodule-derived metals). NORI and TOML, two of our subsidiaries, intend to operate in the CCZ under the effective supervision, regulation and sponsorship of the Republic of Nauru and the Kingdom of Tonga, respectively. We intend to utilize existing processing operations in locations like Japan and Indonesia and refineries in locations like South Korea and Canada. We have chosen a capital-light approach to our operations and have focused on forming deep strategic partnerships with leading offshore and onshore companies.

Our key strategic alliances include:

Allseas: Allseas, a leading global offshore contractor, developed and tested a pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022. The experience from the development and testing program of the pilot system is now informing the design of upgrades and modifications into the initial smaller-scale commercial production system, which is expected to serve as the basis for the design of a full-scale commercial production system.

Glencore: Glencore International AG (Glencore) holds offtake rights to 50% of the NORI nickel and copper production. Glencore has the right to purchase from DGE 50% of the annual quantity of copper material and 50% of the annual quantity of nickel material produced by DGE from ore derived from the NORI Contract Area at a processing plant directly owned or controlled by DGE.

Hatch and KPM: We have worked with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (“KPM”) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to nickel-copper-cobalt (“NiCuCo”) alloy and matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and Xpert Process Solutions, a Glencore company (“XPS”), facilities. The matte refining stages were tested at SGS Lakefield and the ability to produce high purity nickel and cobalt sulfates was demonstrated. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.

PAMCO: In November 2022, we entered into a non-binding MoU with PAMCO of Japan. In November 2023, we entered into a binding MoU with PAMCO whereby they must complete a feasibility study (anticipated to be completed in mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers. In 2024, PAMCO successfully produced approximately 500 tonnes of calcine from nodules at their facility in Hachinohe, Japan.

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

PAMCO successfully completed a pre-feasibility exercise pursuant to the non-binding MoU signed by the parties in November 2022. Under the binding MoU signed in November 2023:

●	PAMCO, with our support, expects to complete the feasibility study by mid-2025.
●	We will provide PAMCO with the exclusive right to the first 1.3Mtpa of the expected 3Mtpa of wet nodule collection capacity from our first nodule collection system until completion of the feasibility study.
●	The parties will enter into good faith negotiations to finalize definitive processing agreements on completion of the feasibility study.

The feasibility study is expected to confirm operating parameters and product specifications for PAMCO’s dedicated production line and define the scope and execution plan for any additional equipment requirements, which are expected to be minor. An extended pilot demonstration program utilizing existing kilns and furnaces at PAMCO’s Hachinohe, Japan facility is in progress, treating a 2,000-tonne sample of polymetallic nodules collected during the successful pilot nodule collector test completed by Allseas in November 2022 on NORI Area D, with the goal of optimizing the furnace refractory selection and confirm commercial scale operating parameters such as tapping temperatures and dusting rates when treating nodules through the Hachinohe facility. The cost of processing polymetallic nodules will also be estimated to help finalize the definitive processing agreements.

In parallel, PAMCO is continuing to study the addition of a converting facility to process the intermediate alloy to nickel-copper-cobalt matte, which is an upgraded intermediate feedstock for the production of metal and battery cathode precursor materials. It is expected that the additional facility would be constructed once commercial processing of polymetallic nodules to alloy has been demonstrated.

There can be no assurance that we will enter into a definitive strategic alliance with PAMCO in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if a definitive strategic alliance are entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Phased Project Development

Currently, we are an exploration stage company working towards a pre-feasibility study, which is nearing completion, and will form an integral part of our ISA application for an exploitation contract for the NORI Contract Areas. Having completed resource definition and environmental baseline and impact assessment studies on NORI Area D, we intend to apply for an exploitation contract on that area first with a Plan of Work application to be submitted to the regulator on June 27, 2025. If we obtain an exploitation contract, we then plan to commence production offshore (“Project Zero”) using the Hidden Gem vessel which, subject to further modifications, is expected to be upgraded to a maximum capacity of 3.0 Mtpa of wet nodules. Subject to the success of Project Zero and any regulatory requirements, we then expect to move into the next phase of production (“Project One”) in which we intend to scale up production and expect to collect and process up to approximately 12 Mtpa of wet nodules at steady state (expected 2030-2045).

Current Work Program

We are currently focused on preparing to submit our application to the regulator for our first exploitation contract, which will include the entire NORI Contract Area, with the initial proposed collection activities occurring within NORI Area D. On November 12, 2024, we announced that NORI intends to submit its application for an exploitation contract to the regulator on June 27, 2025.

To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing a commercial offshore nodule collection system, (iii) assessing the environmental, social and cultural impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy product and/or end-products like nickel and cobalt sulfates, and copper cathode.

(i)	Resource definition and project economics: Having completed a total of nine offshore resource definition campaigns, collected samples and completed subsea surveys for resource evaluation, we defined the size and quality of our resource in the NORI and TOML Areas, as described below, in our SEC Regulation S-K (subpart 1300) compliant Technical Report Summary - Initial Assessment of the NORI Property, Clarion Clipperton Zone, Pacific Ocean dated March 17, 2021 (“NORI Initial Assessment”) and Technical Report Summary - TOML Mineral Resource, Clarion Clipperton Zone, Pacific Ocean dated March 26, 2021 (“TOML Mineral Resource Statement”), respectively, prepared by AMC. From this work, both NORI and TOML have reported measured, indicated and inferred resources. See Item 2 entitled “Properties” included in this Annual Report for additional information about these reported measured, indicated and inferred resources.We have continued to define our resource in the NORI and TOML areas, with the goal to develop project economics to pre-feasibility level with the intention of converting resources into reserves if possible.
(ii)	Commercial offshore nodule collection system development: We are working with our strategic partner and investor, Allseas, to develop a system to collect, lift and transport nodules from the seafloor to shore. The offshore collection system consists of nodule collector vehicles on the seafloor, a riser and lift system, a surface production support vessel and a surface nodule transfer vessel. The nodules are collected from the seafloor by self-propelled, tracked nodule collector vehicles using seawater jets aimed at nodules in parallel with the seafloor. No rock cutting, digging, drill-and-blast or other breakage are required at the point of collection. The collectors are remotely controlled and supplied with electric power via umbilical cables from the production support vessel, the Hidden Gem. To test the system and assess its environmental impacts, we entered into a contract with Allseas to undertake a pilot trial of the collection system in the NORI Area D, which was completed in November 2022. The successful completion of the pilot trial will support our application for an exploitation contract with the ISA. An Environmental Impact Statement (“EIS”) for this pilot trial was submitted to the ISA in July 2021 and approved on September 7, 2022, with infield testing commencing on September 19, 2022. The surface production support vessel, the Hidden Gem, was acquired by Allseas in March 2020 and has strategic importance to us, since it supported the pilot trial and is expected to be upgraded to a low-capital early production system. The vessel and collector system successfully completed trials in shallow and deepwater in the first half of 2022 prior to completing the collector test in NORI Area D in the fall of 2022, where approximately 4,500 tonnes of wet nodules were collected and more than 3000 tonnes of wet nodules were lifted 4.3 kilometers to the surface after traversing over 80 kilometers of the seafloor, achieving a production rate of 86.4 tonnes per hour.

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

System capacity is expected to be increased over time as environmental monitoring, production and experience milestones are met, which we believe will help manage environmental and operational risk, minimize up-front capital expenditure requirements and allow for staged increases in capacity as environmental review thresholds are met.

The work program with Allseas in 2024 continued the reviewing of the test mining system’s performance, addressing operational issues, and identifying potential improvements for incorporation into the design. Key aspects included scaling technology to meet commercial production rates for the Project Zero Offshore Nodule Collection System and integrating this scaled-up technology into the Hidden Gem. As previously reported, the engineering scope was divided into six major work packages: collector, vertical transport system, storage & offloading, control & automation, electrical & instrumentation, and flow assurance. Engineering studies progressed on offshore nodule offloading and transportation systems, including hydrodynamic simulations and dynamic positioning analysis. Notably, the offshore loading process was independently peer-reviewed with satisfactory outcomes. Ongoing design reviews were conducted at Allseas’ office in Delft, Netherlands, attended by TMC, Allseas, and third-party consultants. Allseas supports our ongoing work to complete a pre-feasibility study, including assistance in establishing cost estimates, schedules, and pre-feasibility study level engineering deliverables. Discussions continued regarding system design specifics and further cost considerations. Furthermore, Allseas continues to work collaboratively with NORI on environmental monitoring scopes to be included in the EIS and Environmental Management and Monitoring Plan (“EMMP”) process.

Regular meetings between us and Allseas cover various project aspects, including health, safety and environment. We believe that as of February 2025, the ongoing program of engineering work is nearly complete and we are ready to launch into the next phase of development when we have further insight into ISA regulatory requirements and progress.

Further to our non-binding term sheet entered into in March 2022 with Allseas, we continue discussions with Allseas regarding the specifics of these upgrades and the continued development of the Project Zero Offshore Nodule Collection System and anticipate reaching definitive agreements on commercial terms and key terms around continued development and commercial operations with Allseas before the submission of the NORI exploitation application in 2025. There can be no assurances, however, that we will enter into definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those currently expected, or that if such definitive agreements are entered into that the Project Zero Offshore Nodule Collection System will be successfully developed or operated.

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

(iii)	ESIA and CHIA for offshore nodule collection: The ESIA and CHIA is an integral part of preparing our application for the ISA exploitation license on the NORI Contract Area. Our ESIA and CHIA programs consist of over 100 studies and rely on the work of multiple independent deep-sea research institutions and expert consultants. In 2022, we undertook the collector test monitoring campaigns which included completion of pre-collector test baseline data collection, monitoring of the collector test and completion of post collection surveys to determine the immediate impact to the environment of the collector. The monitoring was undertaken using the Island Pride, a vessel contracted from Ocean Infinity Group Limited, deploying 2 remotely operated vehicles (“ROVs”), 3 autonomous underwater vehicles (“AUVs”) and an array of more than 50 seafloor sensors, supervised by multiple teams of scientists and sediment plume expert consultants, DHI Water and Environment Inc. and HR Wallingford who conducted a sound assessment. These campaigns commenced on July 15, 2022 and were completed on December 23, 2022, representing 146 operational days at sea. The preliminary plume results from the collector test have been shared with a wide range of stakeholders and presentations were conducted at the ISA during the fourth quarter of 2023. The results showed that the plume behaves as a density current with most material staying within 2 meters of the seafloor and most material settling within 1 kilometer from the source.

In October 2023, we entered into a services agreement with a third party in order for NORI to conduct an assessment of the benthic impact of the 2022 collector test in NORI Area D approximately 12 months post the collector test activities (“Campaign 8A”), which we believe will strengthen the quality of NORI’s EIS and Environmental Management and Monitoring Plan (“EMMP”) by providing additional information on the environmental regeneration in the collection test area. The key activities completed during Campaign 8A were box cores, multicores, benthic and covariance lander works, and megafauna and sedimentation survey around the test field area.

Notwithstanding that Campaign 8A was subject to coordinated disruptive activities by Greenpeace International (“Greenpeace”) designed to prevent and obstruct the campaign, it was successfully completed on December 28, 2023. The team selected 19 sampling stations in the locality of the 2022 nodule collection system test in NORI Area D and conducted 39 multicore deployments, recovering 395 individual core samples. These yielded more than 600 subsamples that will be shared with independent researchers from leading marine research institutions for further biological analysis. Additionally, using a remotely operated vehicle, the research team deployed innovative seafloor lander systems capable of measuring seafloor oxygen fluxes using eddy covariance methods. This resulted in over 600 hours of data acquisition at a maximum deployment depth of 4,285 meters, which is the first time these bespoke sensor suites have been deployed at abyssal depths. This data is supplemented by over one thousand core sub-samples for geochemical analysis. Researchers also conducted the fourth annual recovery and redeployment of three oceanographic moorings within NORI Area D. The sensor payload on the moorings provides insights into the soundscape, regional oceanographic currents, and particulate organic carbon flux in the Eastern CCZ regions. This data contributes to the long-term oceanographic time series and importantly will cover the El Niño-Southern Oscillation fluctuations. Greenpeace spent 11 days actively obstructing the planned work of Campaign 8A, resulting in a significant impact to the work scopes planned for the campaign which we were able to successfully mitigate. In the case of TOML and our planned work as part of Campaign 8A, its work scope included the deployment of long-term monitoring moorings which was completely obstructed and was not able to be completed. The NORI and TOML work scopes were part of ISA approved plans of work and in NORI’s case, the post disturbance sampling was a specific suggestion of the ISA. NORI pursued legal action through the Dutch courts to halt Greenpeace’s activities and requested further assistance from the ISA. The District Court of Amsterdam ruled that Greenpeace’s occupation of NORI’s contracted vessel, the MV Coco, was unlawful, which led to the disembarkation of Greenpeace personnel. Greenpeace continued to actively obstruct NORI’s and TOML’s activities notwithstanding the court ruling. On November 12, 2024, the Court of Appeal in Amsterdam upheld the lower court’s ruling, reaffirming that Greenpeace’s occupation of the MV Coco was unlawful. The court also dismissed Greenpeace’s objection that NORI’s claims were inadmissible, affirming that NORI has a legally recognized interest in bringing claims against Greenpeace and retains the ability to pursue future legal action, including claims for damages, before Dutch courts.

In 2024, NORI continued making progress on its ESIA and CHIA, both of which will be part of NORI’s application for an exploitation contract to the ISA.

Baseline data continued to be compiled and assessed for the ESIA.

Two global stakeholder webinars were held in 2024 which provided stakeholders with updates on the CHIA study’s methodologies and baseline data collection efforts. A review of bathymetry data to assess potential tangible cultural heritage sites was also undertaken and stakeholder engagement meetings were conducted in the Pacific, specifically in Nauru and Tonga, to inform the study.

(iv)	Onshore technology development: With the support of engineering firm Hatch and consultants KPM, we have developed a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to an Fe-NiCuCo alloy and subsequent NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth (FLS, calcining) and eXpert Process Solutions, a Glencore company (XPS, smelting, sulfidation and converting), facilities. The matte refining stages were tested at SGS Lakefield and the ability to produce high purity nickel and cobalt sulfates was demonstrated. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.

PAMCO: In November 2022, we entered into a non-binding MoU with PAMCO. In November 2023, we entered into a binding MoU with PAMCO of Japan, whereby they must complete a feasibility study (anticipated to be completed in mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

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

PAMCO successfully completed a pre-feasibility exercise pursuant to the non-binding MoU signed by the parties in November 2022. Under the binding MoU signed in November 2023:

●	PAMCO, with our support, expects to complete the feasibility study by mid-2025.
●	We will provide PAMCO with the exclusive right to the first 1.3Mtpa of the expected 3Mtpa of wet nodule collection capacity of our first nodule collection system until completion of the feasibility study.
●	The parties will enter into good faith negotiations to finalize definitive processing agreements on completion of the feasibility study.

The feasibility study is expected to confirm operating parameters and product specifications for PAMCO’s dedicated production line and define the scope and execution plan for any additional equipment requirements, which are expected to be minor. An extended pilot demonstration program utilizing existing kilns and furnaces at PAMCO’s Hachinohe, Japan facility is in progress, treating a 2,000 tonne sample of polymetallic nodules collected during the successful pilot nodule collector test completed by Allseas in November 2022 on NORI Area D, with the goal of optimizing the furnace refractory selection and confirming commercial scale operating parameters such as tapping temperatures and dusting rates when treating nodules through the Hachinohe facility. The cost of processing polymetallic nodules will also be estimated to help finalize the definitive processing agreements.

In parallel, PAMCO is continuing to study the addition of a converting facility to process the intermediate alloy to nickel-copper-cobalt matte, which is an upgraded intermediate battery supply chain feedstock. It is expected that the additional facility would be constructed once commercial processing of polymetallic nodules to alloy has been demonstrated.

On September 9, 2024, we announced that PAMCO had successfully produced 500 tonnes of calcine from smelting polymetallic nodules and then on February 18, 2025, we announced that approximately 450 tonnes of calcine had been successfully smelted by PAMCO to produce nickel-copper-cobalt alloy and manganese silicate products.

We are also in the initial stages of considering the possibility of a U.S.-based regulatory pathway with NOAA and the U.S. Department of Commerce under the DSHMRA for the commercial production of deep-sea polymetallic nodules in the CCZ.

Summary of Mineral Resources

Below is a summary table of estimated mineral resources in NORI and TOML contract areas as of December 31, 2024. The estimated mineral resources in these areas were determined in 2021 as of December 31, 2020, and also reflect the estimated mineral resources as of December 31, 2024, as none of the mineral resources in these areas were depleted by mining or any other activities. See Item 2 entitled “Properties” below for additional information about our estimated mineral resources. Both of these contract areas are in the exploration stage.

Summary Mineral Resources, In-Situ, at end of the fiscal year ended December 31, 2024 at 4kg/m2 abundance cut-off and based on nickel metal $16,472/t; copper metal $6,872/t; cobalt metal $46,333/t; manganese in manganese silicate $4.50/dmtu Mn.

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

The initial assessment included in the NORI Technical Report Summary is a conceptual study of the potential viability of NORI’s mineral resources. This initial assessment indicates that development of the NORI mineral resource is potentially technically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.

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

Collection and Processing of Polymetallic Nodules

Collection, Transfer and Shipping

We are planning a phased development for NORI Area D. Polymetallic nodules would be collected using offshore collection systems, comprising of nodule collector vehicles on the seafloor, a riser and lifting system (RALS) in the water column, and a production support vessel on the surface. To maintain productivity of the production vessel, nodules are expected to be recovered from the hold of the production vessel using materials handling conveyors and discharged to a dynamically positioned transfer vessel with an expected 50,000 tonne capacity. We believe that this activity can be performed while the production vessel is simultaneously conducting collection operations. The transfer vessel is expected in turn to load bulk carriers using a similar materials handling system to that of the production vessel. The bulk carriers will ship the nodules to onshore processing facilities.

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
COLLECTOR VEHICLE
9
BENTHIC LANDER

Illustration of a polymetallic nodule production system operated at 4 kilometers depth

In order to test the collection system, we entered into a contract with Allseas to undertake a pre-production collector test, which was successfully completed in the second half of 2022. We expect that Project Zero commercial production would then commence after the upgrading of the Hidden Gem into a production vessel. If we obtain an exploitation contract, we expect to commence Project Zero Collection at a rate of 1.3 Mtpa increasing in staged increments to up to 3.0 Mtpa of wet polymetallic nodules. For Project One, we believe that a fleet of four production vessels, each with multiple dedicated nodule collector vehicles, could be estimated to produce approximately 12 Mtpa of wet nodules at steady state (expected 2030-2045), which we intend to process, either at a new facility to be constructed by us or by potential processing partners, subject to available capital, or at third-party facilities pursuant to a toll treatment model.

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

To this end, we have worked extensively with leading metallurgical testing service providers with technical support from engineering consultancy Hatch to develop pyrometallurgical processing and hydrometallurgical refining technologies for the production of critical metals feedstocks from nodules. We have developed a near-zero solid waste flowsheet and have executed a metallurgical testing program consisting of multiple phases. The pyrometallurgical processing phases at bench and pilot scales have been completed at KLM, FLSmidth and XPS facilities. A bench scale hydrometallurgical program was completed in 2024 at SGS facilities in Lakefield, Ontario. Pursuant to an engineering and consulting services agreement, Hatch provided support and technical advice during the development of the pilot test program, including analyzing and interpreting the testing results through reports provided by the testing service providers.

We expect that the processing of the polymetallic nodules from the NORI Contract Area would also be ramped up in phases. This plan includes initially toll treating polymetallic nodules at existing RKEF plants, utilizing existing excess industry capacity. We believe that there is significant interest to deploy underutilized RKEF plants which may now have increased capacity capabilities as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they have previously utilized. These RKEF plants were originally built to convert nickel laterite to ferro-nickel alloy or nickel pig iron and could potentially be converted to smelt polymetallic nodules.

In November 2023, we signed a binding MoU with PAMCO, where PAMCO must complete a feasibility study (anticipated to be completed by mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. The toll treatment is expected to take place on a dedicated RKEF processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce Li-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing.

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

On July 8, 2019, we and Allseas entered into the Pilot Mining Test Agreement (the “PMTA”), which governed the terms, design specifications, procedures, and timetable under which Allseas agreed to complete and test the PMTS, to be used by NORI. The PMTA was subsequently amended on September 1, 2019, February 20, 2020, March 4, 2021, June 30, 2021 and February 8, 2023. The Strategic Alliance Agreement was also amended on March 4, 2021 (collectively with the PMTA amendment of the same date, the “Amendment”), which Amendment became effective on September 9, 2021, the closing date of the business combination pursuant to the terms of the business combination agreement, dated as of March 4, 2021, by and among us (f/k/a Sustainable Opportunities Acquisition Corp.), 1291924 B.C. Unlimited Liability Company and DeepGreen Metals Inc. (the “Business Combination”). Pursuant to the Amendment, the cash fee payable pursuant to the PMTA was amended such that we would pay to Allseas (i) $10,000,000 on June 30, 2021 (which we subsequently amended with Allseas to change to within 10 business days of September 9, 2021 in a further amendment; this amount was paid on October 5, 2021), (ii) $10,000,000 on the later of January 1, 2022 and such time that confirmation is received with respect to the successful completion of the North Sea drive test, which was paid on April 25, 2022, and (iii) $10,000,000 upon successful completion of the pilot trials in the CCZ using the PMTS which was settled through the issuance of 10 million Common Shares in February 2023, along with additional costs owed Allseas under the PMTA in 850,000 Common Shares, in each case, priced at $1.00 per share under the fifth amendment to the PMTA. Pursuant to the Amendment, except as provided therein, Allseas may not, without our prior written consent, terminate the Strategic Alliance Agreement or the PMTA before NORI receives an ISA exploitation contract.

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

Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, a further Samsung 10000 vessel, with the potential for it to be engineered to support a production rate of 3.0 Mtpa of wet nodules.

Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties reviewed Project Zero System production target increases, system design changes and associated cost estimates revisions. In August 2023, we announced that Allseas and NORI were executing on a plan designed based on Allseas’ estimates to increase the maximum production capacity of the Project Zero Offshore Nodule Collection System from the previous estimate of 1.3 million wet tonnes per annum to up to an estimated 3.0 million wet tonnes per annum in stepped increments, a potential increase of 130%. The upgrades are expected to include the addition of a second collector vehicle, the use of a wider diameter riser pipe from the seafloor to the surface, implementation of a larger compressor spread and improvements to the system designed to further mitigate its environmental impacts and addition of a nodule transfer vessel with dynamic positioning to enable continuous nodule collection operations without stoppages from offloading.

System capacity is expected to be increased over time as production and experience milestones are met, which we believe will help manage operational risk, minimize up-front capital expenditure requirements and allow for staged increases in capacity as environmental review thresholds are met.

In addition, in August 2023, we entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the Hidden Gem to us in support of the development of the Project Zero Offshore Nodule Collection System until the system is completed or December 31, 2026, whichever is earlier. In consideration of the exclusivity term, we issued 4.15 million Common Shares to Allseas on August 14, 2023. We expect that the definitive agreement with Allseas discussed above will extend the exclusive use of the Hidden Gem.

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

Offtake Agreements

On May 25, 2012, our wholly-owned subsidiary, DGE, and Glencore, entered into a copper offtake agreement and a separate nickel offtake agreement (together, the “Glencore Offtake Agreements”), pursuant to which Glencore has the right to purchase from DGE 50% of the annual quantity of copper material and 50% of the annual quantity of nickel material produced by DGE from ore derived from the NORI Contract Area at a processing plant directly owned or controlled by DGE. Pursuant to the Glencore Offtake Agreements, for London Metal Exchange (“LME”) Codelco registered Grade “A” copper cathodes, the delivered price is the official LME Copper Grade “A” Cash Settlement quotation as published in the London Metal Bulletin averaged over the month of shipment or the following month at Glencore’s choice, plus the official long-term contract premium as announced annually by Codelco, basis CIF Main European Ports (Rotterdam, the Netherlands). For LME Registered Primary Nickel, the delivered price is the official LME Primary Nickel Cash Settlement averaged over the month of shipping or the following month at Glencore’s choice. For other copper-bearing material and other nickel-bearing material, the parties shall agree a price annually for the forthcoming calendar year on the basis of prevailing market prices for such copper products and such nickel products. The Glencore Offtake Agreements are for the life of the NORI Contract Area, and either party may terminate the agreement upon a material breach or insolvency of the other party. Glencore may also terminate either agreement by giving 12 months’ prior written notice. The Glencore Offtake Agreements do not extend to any other of our entities in the event other entities are the ultimate processing owners for metal products. The Glencore Offtake Agreements only apply with respect to metals processed and developed from the NORI areas that are processed by a facility owned or controlled by DGE and do not apply to other projects (including TOML). Concurrent with entering into the Glencore Offtake Agreements, Glencore made an equity investment of $5 million into our Company.

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

In November 2023, we signed a binding MoU with PAMCO, where PAMCO must complete a feasibility study (expected to be completed by mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. The toll treatment is expected to take place on a dedicated RKEF processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce Li-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers. Under the new binding MoU:

●	PAMCO, with our support, expects to complete the feasibility study by mid-2025;
●	We will provide PAMCO with the exclusive right to the first 1.3Mtpa of the expected 3Mtpa of wet nodule collection capacity of our first nodule collection system until completion of the feasibility study;
●	The parties will enter into good faith negotiations to finalize definitive processing agreements on completion of the feasibility study.

The PAMCO feasibility study is expected to confirm the operating parameters and product specifications for PAMCO’s dedicated production line and define the scope and execution plan for any additional equipment requirements, which are currently expected to be minor. An extended pilot demonstration program utilizing existing kilns and furnaces at PAMCO’s Hachinohe, Japan facility is in progress, treating a 2,000 tonne sample of polymetallic nodules collected during the successful pilot nodule collector test completed by Allseas in November 2022 on the NORI Area D, with the goal of optimizing the furnace refractory selection and confirm commercial scale operating parameters such as tapping temperatures and dusting rates when treating nodules through the Hachinohe facility. The costs of processing polymetallic nodules will also be estimated to help finalize the definitive processing agreement.

In parallel, PAMCO is continuing to study the addition of a converting facility to process the intermediate alloy to nickel-copper-cobalt matte, which is an upgraded intermediate battery supply chain feedstock. It is expected that the additional facility would be constructed once commercial processing of polymetallic nodules to alloy has been demonstrated.

On September 9, 2024, we announced that PAMCO had successfully produced 500 tonnes of calcine from processing polymetallic nodules in a rotary kiln and then on February 18, 2025, we announced that approximately 450 tonnes of calcine had been successfully smelted by PAMCO to produce 35 tonnes of NiCuCo alloy and 320 tonnes of Mn silicate products.

We expect this partnership to progress to a definitive agreement in 2025, subject to successful feasibility study outcomes and agreement to mutually acceptable commercial terms. There can be no assurance that we will enter into a definitive tolling agreement in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if a definitive tolling agreement is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Competition

Terrestrial metals production is capital intensive and competitive. Production of nickel, cobalt and manganese alloys is largely dominated by Chinese or Chinese-funded competitors. Additionally, Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations in developing countries across the globe (e.g., cobalt in the DRC, nickel in Indonesia and the Philippines) at relatively low costs due to scale, efficiency and regulatory factors, including less stringent environmental and social regulations and lower labor and benefit costs.

In addition to the two contracts held by our subsidiaries, 17 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules in the CCZ, Western Pacific and Indian Ocean Basin. If and when they move into the exploitation phase, each of these contract-holders could become a potential competitor with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Furthermore, several nation-states are working on developing polymetallic nodule resources inside their Exclusive Economic Zones (“EEZs”), with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022, India announcing an auction of polymetallic nodule exploration tenements in 2024 and a large polymetallic nodule deposit was discovered in the Japanese EEZ in mid-2024, with further exploration and test mining in the works.

Beyond polymetallic nodules, nations like Norway, Japan, PNG, Brazil, India, Oman and the Kingdom of Saudi Arabia are exploring other types of deep-sea resources containing some of the metals contained in polymetallic nodules. There is increasing competition from new and existing marine mineral companies for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. Some of our competitors may equally find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

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

Part XI of UNCLOS and the 1994 Implementation Agreement deal with mineral exploration and collection in the international seabed, known as the Area, providing a framework for entities to obtain legal title to areas of the seafloor from the ISA for the purpose of exploration and eventually collection of resources. UNCLOS became effective on November 16, 1994. A subsequent agreement relating to the implementation of Part XI of UNCLOS was adopted on July 28, 1994 and became effective on July 28, 1996. The 1994 Implementation Agreement and Part XI of UNCLOS are to be interpreted and applied together as a single instrument. As of July 2024, UNCLOS had been signed by 169 States (countries) and the European Union.

International Seabed Authority

The ISA is an autonomous international organization established under UNCLOS and the 1994 Implementation Agreement to organize and control activities in the Area, particularly with a view to administering and regulating the development of the resources of the Area, in accordance with the legal regime established under UNCLOS and the 1994 Implementation Agreement. In so doing, the ISA has the mandate to regulate all mineral related activities in the Area for the benefit of humankind and ensure the effective protection of the marine environment from harmful effects that may arise from deep-seabed related activities. The ISA is comprised of UNCLOS signatories, 169 Member States, and the European Union. All parties to UNCLOS are members of the ISA. Two principal entities establish the policies and govern the work of the ISA: the Assembly, where all 170 members are represented (the “Assembly”), and a 36-member council elected by the Assembly (the “Council”). The Council has two advisory bodies: the Legal Technical Commission (“LTC”) (41 members), which advises the Council on matters relating to the exploration and collection of non-living marine resources, such as polymetallic nodules, polymetallic sulphides and cobalt-rich ferromanganese crusts, and the Finance Committee (15 members), which deals with budgetary and related matters.

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

No commercial polymetallic nodule collection operations have started anywhere in the world. Currently, exploration activities undertaken are aimed at gathering the necessary information on the location, quality and quantity of the minerals of the seabed as well as collecting the necessary environmental and social baseline information. To date, the ISA has approved 17 contracts in the CCZ for exploration of nodules, one in the Indian Ocean and one in the Western Pacific Ocean covering more than 1.35 million square kilometers of the seabed. This represents 0.3 percent of the world’s oceans seafloor. Twelve of these contracts are sponsored by developing countries (including the sponsors of our subsidiaries NORI — Nauru, and TOML — Tonga). Thirteen countries and one intergovernmental consortium currently have contracts for the exploration of polymetallic nodules, seven countries have contracts for the exploration of polymetallic sulphides, and five countries have contracts for the exploration of cobalt-rich ferromanganese crusts. To date, no exploitation contracts for extracting minerals from the seafloor within the CCZ have been granted. The ISA is currently working on the development of a legal framework to regulate the commercialization of mineral development activities, as described below.

In 2014, the ISA completed a study looking at comparative extractive regulatory regimes. This was followed in March 2014 with a stakeholder survey seeking comments on what financial, environmental, and health and safety obligations should be included under the framework (ISA 2014).

In August 2017, the Council released the first Draft Regulations on Exploitation of Mineral Resources in the CCZ, as subsequently amended. In March 2019, the Council released the advance and unedited text (English only) of the Draft Regulations on Exploitation of Mineral Resources in the CCZ (ISBA/25/LTC/WP.1) (ISA, 2018). The revised draft exploitation regulations incorporated the consideration of requests addressed to the LTC by the Council during the first part of the 24th Session in March 2018, as well as certain comments by the Commission, and also reflected the responses to the first draft from stakeholder submissions. The exploitation regulations will create the legal and technical framework for collection and related operations. Finalization of the exploitation regulations remains subject to the decision of the members of the ISA. Final exploitation regulations must be adopted by the Council. The ISA was targeting to finalize these regulations by July 2020, but the COVID-19 pandemic disrupted ISA meetings and discussions. At its July 2023 28th Session meeting, the Council adopted a decision with a view to adopt final exploitation regulations during the thirtieth ISA session in 2025.

We are still in the exploration phase of the project and have not yet obtained an exploitation contract from the ISA (“ISA Exploitation Contract”) to commence commercial-scale polymetallic nodule collection in the CCZ. An ISA exploitation contract application is comprised of several components, including Certificate of Sponsorship, Mining Plan, Financing Plan, EIS, Emergency Response and Contingency Plan, Health and Safety Plan and maritime Security Plan, Training Plan, EMMP and Closure Plan. In addition, we do not have the applicable environmental and other permits required to build or modify and operate commercial scale polymetallic nodule processing and refining plants on land.

Section 1, paragraph 15 of the 1994 Agreement relating to the Implementation of Part XI of the UNCLOS allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete the adoption, by July 9, 2023, of rules, regulations and procedures necessary to facilitate the approval of plans of work for exploitation in the Area. The ISA did not complete the adoption of the rules, regulations and procedures by July 9, 2023, as required. At its July 2024 session, the ISA completed a first reading of the consolidated text and requested the Secretariat produce a second consolidated text in 2024. The ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th Session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings in March and July 2025 to progress the Mining Code and has agreed to continue working inter-sessionally to advance the text. The second consolidated text of the draft Mining Code was released in November 2024.

Although we believe that the ISA will adopt the exploitation regulations and any necessary rules, regulations and procedures to facilitate the approval of a plan of work for exploitation by the thirtieth session as the ISA has indicated, there can be no assurances that the adoption of these regulations will not be delayed or paused as a result of the actions of ISA member States. The Draft Regulations and several supporting standards and guidelines are at an advanced stage, but there remains uncertainty regarding the final form that these will take as well as the impact that such regulations, standards and guidelines will have on our ability to begin commercial operations in a timely manner, or at all. If the ISA Council has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending, the ISA shall nonetheless consider and provisionally approve such a plan of work for exploitation based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the Agreement relating to the Implementation of Part XI, including the principle of non-discrimination among contractors. There can be no assurance that the ISA will provisionally approve our plan or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

On November 12, 2024, we announced that our subsidiary, NORI, intends to submit its application for an exploitation contract to the ISA on June 27, 2025.

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

The NORI Exploration Contract

In July 2011, our wholly-owned subsidiary, NORI, was granted a polymetallic nodule exploration contract by the ISA, providing it exclusive rights to explore 74,830 square kilometers in the CCZ pursuant to the NORI Exploration Contract (“NORI Exploration Contract”). The NORI Exploration Contract was approved by the Council on July 19, 2011, and entered into on July 22, 2011, between NORI and the ISA, and terminates on July 22, 2026, subject to extension.

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

During exploration, NORI is required to, among other things:

●	implement the agreed plan of work;
●	submit an annual report to the ISA;
●	meet certain performance and expenditure commitments;
●	pay an annual overhead charge to cover the costs incurred by the ISA in administering and supervising the contract;
●	implement training programs for personnel of the ISA and developing countries in accordance with an approved training program;
●	take measures to prevent, reduce, and control pollution and other hazards to the marine environment arising from its activities in the CCZ;
●	maintain appropriate insurance policies;
●	establish environmental baselines against which to assess the likely effects of its program of activities on the marine environment; and
●	establish and implement a program to monitor and report on such effects.

On November 12, 2024, we announced that our subsidiary, NORI, intends to submit its application for an exploitation contract to the ISA on June 27, 2025. To date, no exploitation contracts for extracting minerals from the international seafloor have been granted. The ISA is currently working on the development of a legal framework to regulate the exploitation of polymetallic nodules in the Area, as described above.

In 2021, NORI submitted a review of the implementation of the plan of work for the period from 2017 to 2021 to the ISA. The review included a proposed plan of work for the next five-year period from 2022 to 2026. On February 3, 2022, the ISA confirmed that the Secretariat and Commission had reviewed NORI’s report and noted that the program of activities for the next five-year period was acceptable. NORI is required to submit an application for extension no later than six months before the expiration of the contract. NORI intends to submit an application for a five-year extension in 2025.

The ISA Council may suspend or terminate the NORI Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events should occur:

●	if, in spite of written warnings by the ISA, NORI has conducted its activities in such a way as to result in serious persistent and willful violations of the fundamental terms of the NORI Exploration Contract, Part XI of UNCLOS, the 1994 Agreement and the rules, regulations and procedures of the ISA: to this point, NORI is compliant and has never received a written warning from the ISA;

●	if NORI has failed to comply with a final binding decision of the dispute settlement body applicable to it; or
●	if NORI becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary, or petitions or applies to any tribunal for the appointment of a receiver or a trustee or receiver for itself or commences any proceedings relating to itself under any bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

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

The ISA Council may suspend or terminate the TOML Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events occur:

●	if, in spite of written warnings by the ISA, TOML has conducted its activities in such a way that results in serious persistent and willful violations of the fundamental terms of this contract, Part XI of UNCLOS, the 1994 Agreement and the rules, regulations and procedures of the ISA: to this point, TOML is compliant and has never received a written warning from the ISA;
●	if TOML has failed to comply with a final binding decision of the dispute settlement body applicable to it;
●	if TOML becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary; or
●	petitions or applies to any tribunal for the appointment of a receiver or a trustee for itself or commences any proceedings relating to bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

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

Environmental Regulation

The ISA is mandated through UNCLOS to “preserve and protect the marine environment” while developing the resources within the Area. Given the location of the NORI Contract Area, the ISA is responsible for assessing the ESIA prepared by NORI and for granting the relevant permits.

The ISA has issued Regulations on Prospecting and Exploration for Polymetallic Nodules (adopted on July 13, 2000, updated on July 25, 2013). The regulations are complemented by the LTC’s recommendations for the guidance of contractors on assessing the environmental impacts of exploration. The exploitation regulations on deep-seabed collection will be complemented by various standards and guidelines, and environmental thresholds. The ISA is currently developing these standards and guidelines, and thresholds which are expected to be finalized by the LTC and adopted by the Council. The ISA has divided the required standards and guidelines in three phases.

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

Although the environmental impact review process has not yet been finalized, all contractors have been made aware that the ISA requires the completion of baseline studies and Environmental Impact Assessment (“EIA”), culminating in an EIS for proposed commercial operations, prior to collection. An EIS and an EMMP, will be required as part of the application for an ISA Exploitation Contract for operations in the CCZ. Environmental and social baseline studies are being conducted, and NORI has engaged several leading deep-sea research institutions and scientists to contribute to our environmental and social impact assessment program, consisting of over 100 discrete studies.

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

Pursuant to Article 165(2)(b) of the Convention and Paragraph 11(a) of the 1994 Agreement, an application for a Plan of Work is first reviewed by the LTC and a recommendation concerning the approval of the Plan of Work is submitted by the LTC to the Council. Rule 44 of the LTC’s Rules of Procedure requires decision making by consensus. If all efforts to reach consensus have been exhausted, however, then a decision by voting shall be taken by a majority of members present and voting.

If a positive recommendation is submitted by the LTC to the Council concerning the approval of a Plan of Work, the Council is required to approve the LTC’s recommendation unless a two-thirds majority of its members present and voting, including a majority of members present and voting in each of the chambers of the Council, decides to disapprove the Plan of Work. If the Council does not take a decision on the LTC’s recommendation within 60 days, the recommendation shall be deemed to have been approved by the Council.

In addition, the sponsoring State has a responsibility to put in place legislation to ensure the entity it has sponsored complies with UNCLOS and ISA rules and regulations. Nauru implemented the Nauru International Seabed Minerals Act in 2015, which was amended and renamed to Nauru Seabed Minerals Authority Act in 2024, that NORI is required to comply with.

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

In November 2023, we entered into a binding MoU with PAMCO whereby they must complete a feasibility study (anticipated to be completed in mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers. This is an existing facility that has processed laterite ores since the mid 1960’s and has all the required operating permits to do so. The planned metallurgical process is expected to generate near-zero solid waste products. The deleterious elements’ (for example, cadmium and arsenic) content of the nodules is understood to be very low, indicating that with careful management, the environmental impacts of the processing operation are expected to be low. PAMCO are working with Japanese authorities to ensure that the environmental impacts of treating nodules are minimized and can be undertaken within PAMCO existing permissions or ensuring appropriate permissions are issued if required.

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

Human Capital

As of December 31, 2024, we employed forty-seven (47) employees and contractors. None of our staff are covered by collective bargaining agreements.

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

Environment, Health & Safety (EHS). Our EHS vision is to fully integrate environmental, health and safety into our operations, and to create a workplace free of incidents. In 2024, we relied on the EHS programs of our partners Allseas and an offshore support service provider to conduct our operations in a safe manner and in compliance with applicable safety laws, rules and regulations. These all involve EHS systems incorporating thorough planning, risk assessment and disciplined implementation of controls as well as culturally-based safety observations systems like safe act observations and obligation of “stop work if it is unsafe to proceed”.

Available Information

Our internet address is https:// metals.co, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report only as an inactive textual reference. Information contained in our website does not constitute a part of this Annual Report or our other filings with the SEC.

Corporate Information

We are a corporation existing under the laws of British Columbia, Canada. Our registered and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia V6E 2J3, Canada, and our telephone number is (888) 458-3420. We do not have a physical office in Vancouver, British Columbia, our directors and executive officers work remotely in various countries around the world, and the Vancouver, British Columbia address disclosed is our registered and records office required under the Business Corporations Act (British Columbia)

Item 1A.RISK FACTORS

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.
●	Our resource development activities are subject to changes in government regulation and political instability.
●	Changes to any of the laws, rules, regulations or policies to which we are subject could have a significant impact on our business.
●	Our exploration, collecting, shipping, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.
●	The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.
●	No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.
●	Mineral resource estimates from the contract areas of NORI and TOML are only estimates.
●	Our business is subject to significant risks, and we may never develop minerals in sufficient grade or quantities to justify commercial operations.

●	Uncertainty in our estimates of polymetallic nodule deposits could result in lower-than-expected revenues and higher costs.
●	We operate in a highly competitive industry, and there are no assurances that our efforts will be successful.
●	The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.
●	We may be adversely affected by fluctuations in demand for nickel, manganese, copper, cobalt, and other commodities.
●	Negative perceptions related to the offshore collection of polymetallic nodules could have a material adverse effect on our business.
●	We, our partners and our shareholders may be adversely impacted by pressure and lobbying from non - governmental organizations.
●	Offshore collection and onshore processing and refining operations pose inherent risks and costs that may negatively impact our business.
●	Our business is contingent on our ability to successfully identify, collect, ship and process polymetallic nodules profitably, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.
●	Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.
●	Our business is substantially dependent on our strategic relationship with Allseas. If we and Allseas are unable to successfully maintain and expand this relationship, our business may be materially harmed.
●	The polymetallic nodules that we may recover will require specialized treatment and processing, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.
●	Our exploration and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.
●	Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.
●	We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.
●	We depend on key personnel for the success of our business. The loss of key personnel or the hiring of ineffective personnel could negatively impact our operations and profitability.
●	We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
●	Our business is capital intensive, and we will be required to raise additional funds in the future to accomplish our objectives. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to reduce or terminate our operations.

●	We may issue additional Common Shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our Common Shares and sales of a substantial amount of our Common Shares may cause the price of our Common Shares to fall.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
●	If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and we may face litigation.
●	We are exposed to risks vis-à-vis our multi-national operations, which could adversely affect our business.
●	We may be classified as a PFIC in any taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.

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

To date, no commercial collection (also referred to as “mining,” “exploitation” or “harvesting”) of nodules has occurred on the seafloor in the area of the high seas beyond the limits of national jurisdiction (the “Area”), which includes the CCZ. Moreover, despite the release by the ISA of the Draft Regulations on Exploitation of Mineral Resources (the “Draft Regulations”), finalization of such regulations remains subject to approval and adoption by the ISA. Once adopted, these regulations will add to the legal and technical framework for exploitation of the polymetallic nodules in the NORI and TOML contract areas.

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

On June 25, 2021, Nauru submitted such a notice, with an effective date of July 9, 2021, to the ISA requesting that it complete the adoption of rules, regulations and procedures (“RRPs” or the “Mining Code”) necessary to facilitate the approval of plans of work for exploitation in the Area. As a result of that notice, the ISA was required to adopt the relevant RRPs for exploitation by July 9, 2023. The ISA, however, did not adopt the RRPs for exploitation by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map for the finalization of the Mining Code, with a view to its adoption during the 30th Session of the ISA in 2025. The road map included three scheduled ISA Council meetings through July 2024 to elaborate on the Mining Code. The Mining Code was not completed at the July 2024 ISA Council meetings and during these meetings, the ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th Session of the ISA in 2025. The ISA Council has scheduled two ISA Council meetings, one in March 2025 and the other of which is expected to occur in July 2025, to progress the Mining Code. Although we believe the ISA will adopt the Mining Code, there can be no assurances that the Mining Code will be adopted in 2025, or at all, as a result of actions of ISA member States or otherwise. For example, at least 32 ISA member States out of the 170 ISA members have expressed reservations about the timing of commercialization of seafloor mineral resources and have called for a ban, moratorium, or precautionary pause on the commercialization of these resources. In addition, although the Draft Regulations and several supporting standards and guidelines are at an advanced stage, there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

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

NORI intends to submit an application to the ISA for an exploitation contract, which will include a plan of work for exploitation for the NORI contract area, expected to be filed on June 27, 2025. If the ISA has not adopted the final Mining Code by the time NORI submits this application, we believe that the ISA will review and provisionally approve the plan of work for exploitation included therein pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement discussed above. The ISA released its road map to finalize the Mining Code at its July 2023 session and at its July 2024 session agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th Session of the ISA in 2025, however, it has also stated that the commercial exploitation of mineral resources in the ISA’s jurisdictional area should not be carried out in the absence of RRPs relating to exploitation. In addition, there can be no assurances that the ISA will come to a consensus as to the interpretation of Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement. Although we believe the ISA will accept and consider an application for a plan of work for exploitation in the absence of the final Mining Code, there is no consensus within the ISA as to the process to be followed for its consideration of such an application, including the involvement of the LTC and whether and how long the ISA could delay its consideration of an application past the proscribed 60-day period. As a result, and to provide clarity on the application review process and timeline, the Republic of Nauru, in consultation with NORI, formally requested that this issue be added to the agenda of the Council’s March 2025 meeting. Nauru’s proposed agenda item was strongly opposed by Chile, and it is unlikely for there to be an agreed upon process until after an application is received. In light of some ISA Member States calling for a ban, moratorium or precautionary pause on the commercialization of seafloor mineral resources, there can be no assurance that the ISA will provisionally approve our plan of work for exploitation, within one year from submission thereof, or at all, or that such provisional approval would lead to the issuance of an exploitation contract with the ISA. On August 2, 2024, the ISA Assembly elected Leticia Carvalho of Brazil as the new Secretary-General of the ISA for the period 2025-2028. There can be no assurances that the ISA’s stated target for adoption of the Mining Code of 2025 will be met or that any application for an exploitation contract will be approved before the final Mining Code is adopted.

Under UNCLOS, the collection of polymetallic nodules under our ISA exploration contracts, will require approval of an ISA Exploitation Contract (which will authorize commercial collection activities). As part of the application for an ISA Exploitation Contract, all contractors are required to complete baseline studies and an Environment and Social Impact Assessment (ESIA), culminating in an EIS, prior to collecting nodules at a commercial scale. The EIS would be accompanied by an Environmental Monitoring and Management Plan (EMMP) which is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move our exploration projects into commercial production, our wholly owned subsidiaries, NORI and TOML will each need to receive an exploitation contract with the ISA, in addition to obtaining related permits that may be required by our commercial partners. There can be no assurance that the ISA will approve our application for a plan of work for exploitation and issue an exploitation contract to our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such applications(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an exploitation contract may not be granted by the ISA, may not be granted on a timely basis, thereby delaying our potential timeline for commercial exploitation, or may be granted on uneconomic terms.

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

We currently hold exclusive exploration rights through our subsidiaries NORI and TOML to two polymetallic nodule areas in the CCZ. The exploration contracts for each of these areas require us to conduct certain activities in accordance with approved plans of work. The suspension or termination of our exploration contract for the NORI area would, and any of our other exploration contracts could, have a material and adverse effect on our future business prospects and financial condition.

In 2024, the LTC of the ISA established a new process to identify contractors who may be at risk of non-compliance with obligations under their respective exploration contract. In August 2024, as a result of this new process, the ISA sent notifications of such potential risk of non-compliance to TOML. The LTC’s notification to TOML cited concerns, which relate mainly to the failure to conduct planned sampling campaigns, the need to submit digital data in the revised reporting templates, delays in surveys for environmental baseline development, and the delay in submission of its scoping report. TOML responded by the November 30, 2024 deadline and is positioned to take corrective action if necessary. If the LTC deems TOML’s response incomplete or does not effectively address the LTC’s concerns, the LTC, in line with its established process, may report TOML to the ISA Council for further consideration and action. If TOML is deemed to have not remedied all issues raised by the LTC and the ISA then determines that TOML is not in compliance with its obligations under its exploration contract, the ISA could impose monetary sanctions on TOML, suspend some or all rights under the exploration contract, which could include halting exploration activities, or terminate TOML’s exploration contract, any of which could have a material and adverse effect on our future business prospects and financial condition.

Our resource development activities are subject to changes in government regulation and political instability.

Under UNCLOS, parties carrying out exploration and collection operations in the CCZ must be sponsored by a State that is a member of the ISA. The Sponsoring States of our subsidiaries NORI and TOML are Nauru and Tonga, respectively. If Nauru and Tonga cease such sponsorship, our subsidiaries would need to seek sponsorship elsewhere, which could impact our operations as a group.

There is a risk that a State sponsoring activities in a project area ceases to be a sponsor, or is not permitted to be a sponsor, or that NORI and TOML cease to remain as sponsored contractors by such State; and if an agreement cannot be reached with a substitute sponsoring State, or if we are unable to transfer our sponsorship to another State, such subsidiary could be forced under UNCLOS to cease activities in the CCZ.

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

Our efforts to explore a regulatory pathway for deep-sea nodule production under the U.S. Deep Seabed Hard Mineral Resources Act may subject us to conflicting regulatory requirements and other operational risks.

We recently announced a plan to consider a U.S.-based regulatory pathway with NOAA and the U.S. Department of Commerce under the DSHMRA for the exploration and commercial recovery of deep-sea polymetallic nodules in the CCZ.  Pursuing this pathway will likely introduce new uncertainties into our business, such as differing and potentially contradictory environmental, permitting and legal requirements, which could negatively impact our expected timelines, costs, ability to secure commercialization rights and operating results.  In addition, reliance on a U.S.-based regulatory regime will require support from U.S. policy makers, which support can change over time, depending on a variety of factors.

Although we believe the U.S.-based regulatory pathway potentially offers a clear and predictable route to securing an exploration license and a commercial recovery permit for polymetallic nodules found in the CCZ, we are in the initial planning stages of this strategy and there are no assurances that we will be able to secure any exploration license and a commercial recovery permit under the DSHMRA in a timely manner, or at all, or that our ability to secure any such rights will be on economically viable terms.  To date, NOAA has not granted any commercialization rights to seafloor nodule production. In addition, although we do not believe there are any provisions under UNCLOS or other ISA regulations that prohibit us from simultaneously seeking rights under this alternative regulatory pathway, the announcement of this strategy may cause additional regulatory and political instability, prolong the ISA’s review and approval of the final Mining Code and negatively impact our interactions with the ISA and ability to secure an exploitation contract from the ISA.

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

All phases of exploring for and collecting and processing polymetallic nodules are subject to environmental regulation in various jurisdictions and under national as well as international laws and conventions. No seafloor polymetallic nodule deposit has been developed commercially to date, and it is not clear what environmental parameters may need to be measured to satisfy regulatory authorities for an ISA Exploitation Contract to be granted. A full ESIA for deep-sea collecting operations has yet to be completed and approved by the ISA, and the full impact of any polymetallic nodule collecting operation on the environment has yet to be determined. Further, the required standards for an ESIA have not been finalized by the ISA, which could require changes to any submissions made by our subsidiaries in connection with an ISA Exploitation Contract application. Environmental legislation is evolving in a manner which is likely to require strict standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

Nodule collection operations in the CCZ are certain to disturb wildlife in the operating area and may impact ecosystem function. The nature and severity of these impacts on CCZ wildlife are expected to vary by species and are currently subject to significant uncertainty. Our campaigns to baseline wildlife and ecosystem function, pilot the nodule collection system and monitor impacts arising from the use of this system have been completed. Data processing and analysis is in progress and, similar to studies conducted in respect of land-based mining, may not definitively establish the impacts of activities on the biodiversity in the CCZ. Given the significant volume of deep water and the difficulty of sampling and retrieving biological specimens, a complete biological inventory might never be established as is the case in terrestrial environments. Accordingly, impacts on CCZ biodiversity may never be, completely and definitively known. For the same reasons, it may also not be possible to definitively say whether the impact of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known whether the risk of biodiversity loss in the CCZ could be eliminated through setting aside large representative areas of CCZ under protection (13 areas currently set aside by the ISA covering 43% of the CCZ) or reduced through mitigation strategies inside operating areas or how long it will take for disturbed seabed areas to recover naturally. Prior research indicates that the density, diversity and function of fauna representing most of resident biomass (including mobile, pelagic and microbial life) are expected to recover naturally over years to decades. However, a high level of uncertainty exists around recovery of fauna that requires the hard substrate of nodules for critical life function. The extent to which planned measures, such as leaving behind partial nodule cover and setting aside no-take zones, would aid recruitment and recovery of any potential nodule-dependent species in impacted areas will depend on factors like habitat connectivity, which is an area that is still under study.

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

Although the environmental impact review process has not yet been finalized, all contractors have been made aware of the requirement to complete baseline studies and an ESIA, culminating in an EIS, prior to collecting. The EIS would be accompanied by an EMMP, which will be required as part of the application for an ISA Exploitation Contract within the NORI and TOML contract areas. The EMMP is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

The EMMP will also be submitted to the ISA for approval as part of the ISA Exploitation Contract application. There are no guarantees that the ISA will evaluate any exploitation contract application by our subsidiaries in a timely manner, and even if the ISA does timely evaluate such applications(s), our subsidiary may be required to submit a supplementary EIS before being approved. This may result in delays that could impact our projected timeframe. Furthermore, in the event that the ISA evaluates and approves an application in a timely manner, any aspect of such application and approval theoretically could be subject to legal challenges which could result in further delays that could detrimentally impact our business. For example, certain conservation groups have called for a ten-year moratorium on all deep-sea mineral exploration and exploitation activities. While this agenda does not appear to have directly impacted the development of proposed Final Regulations and Standards and Guidelines by the ISA, any such moratorium would have a material adverse effect on our business.

The environmental permitting process, which includes considerations of the impacts of our activities on the biodiversity of the CCZ, is expected to involve a series of checks and balances with reviews being conducted by the ISA, including technical evaluations by the ISA Secretariat and the LTC. The recommendations of the LTC will then go before the ISA Council (“Council”), a core policy-making body of the ISA, which will then review and, if it deems appropriate, approve the contractor’s application. It would require a two-thirds majority of the Council to reject a development proposal that is recommended to it by the LTC. There are no assurances that the work our subsidiaries have done to date, or their contemplated future operations will satisfy the final environmental rules and regulations adopted by the ISA, and any future changes could delay the timing of such submissions to the ISA or our subsidiaries operations more generally, which could have a material adverse effect on our business. Sponsoring State approvals and permits are currently and may in the future be required in connection with our operations. To the extent such approvals are required and not obtained, our subsidiaries may be curtailed or prohibited from proceeding with planned exploration or development of mineral properties. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in collection operations may be required to compensate those suffering loss or damage by reason of the collection activities and may have civil or criminal fines or penalties imposed for violations of applicable laws and regulations.

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

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our offshore collection and recovery methods and the equipment that we intend to utilize during this process, including transferring nodules to transport vessels and delivering of nodules to port, may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such subsea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery, transportation and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. As a result, even if the ISA timely reviews and approves our expected application for an exploitation contract, which will include a plan of work for exploitation, for NORI Area D, there are no assurances that we will have successfully completed all development and pre-production work necessary to start commercial production. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production pilot collection system test in which a collector vehicle, a riser and lift system and surface production vessel have been tested. Although the pilot collection system test was successful, there can be no assurance that their technology will eventually be adequate for full scale commercial production.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of the Project Zero Offshore Nodule Collection System. NORI and Allseas intend to equally finance all costs related to developing and getting Project Zero Offshore Nodule Collection System into production currently. The parties intend to detail and revise these cost estimates in three definitive agreements for the engineering, build and operations phases which the parties expect to enter into before the submission of our exploitation application on June 27, 2025. There can be no assurances, however, that we will enter into the binding Heads of Terms and definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all and hence, we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our offshore collection and onshore processing and refining objectives.

We rely upon third-party consultants, engineers, analysts, scientists, and others to provide analyses, reviews, reports, advice, and opinions regarding our potential projects. For example, the NORI Initial Assessment and the TOML Mineral Resource Statement, contain mineral resource estimates and other information with respect to our contract areas. There is a risk that such analyses, reviews, reports, advice, opinions, and projects are incorrect or become outdated over time or as our plans change, in particular with respect to resource estimation, process development, and recommendations for products to be produced, as well as with respect to economic assessments, including estimating the capital and operating costs of our project and forecasting potential future revenue streams. Uncertainties are also inherent in such estimations.

Mineral resource estimates from the contract areas of NORI and TOML are only estimates.

Estimates of mineral resources from the contract areas of NORI and TOML described in our SEC filings and reported in technical reports prepared by AMC are only estimates and depend on geological interpretation and statistical inferences or assumptions drawn from survey data and recovery and sampling analysis, which might prove to be materially inaccurate. While these reports have been provided by experts, there is a degree of uncertainty attributable to the estimation of mineral resources. Mineral reserves have not been defined and will require completion of further studies. Until mineral resources are actually collected and processed on a commercial scale, the quantity of metal and nodule abundance must be considered as estimates only and no assurance can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to further development, we must rely upon calculated estimates for the mineral resources and grades of mineralization in our contract areas and estimated equipment production rates, equipment availability and utilization and collection efficiency.

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

While we believe that seafloor polymetallic nodules in the contract areas of our subsidiaries account for some of the world’s largest aggregated estimated deposits of the four critical metals contained in nodules, no assurance can be given that minerals will be discovered in sufficient grade or quantities to justify commercial operations. Whether an exploration property will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which are highly cyclical; availability of and effectiveness of technology to recover, trans-ship, transport and process nodules; government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental protection; availability of required personnel, third-party partners and contractors, any required financing and commercial demand in the marketplace for such metals. The precise impact of these factors cannot accurately be predicted, but the combination of these factors may result in the inability of our subsidiaries to operate or generate an adequate return on invested capital.

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

We base our estimates of polymetallic nodule deposits on engineering, economic, and geological data assembled and analyzed by outside firms, which are reviewed by third-party expert consultants including engineers and geologists. Such estimates, however, are necessarily imprecise and depend to some extent on professional interpretation, including statistical inferences drawn from available data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of the polymetallic nodules that we intend to collect and the costs associated therewith, including many factors beyond our control. Estimates of economically recoverable minerals necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

●	environmental, geological, geotechnical, collecting and processing conditions that may not be fully identified by available data or that may differ from experience;
●	changes to the strategic approach to collecting and processing, which will depend in large part on market demand, corporate strategy and other prevailing economic and financial conditions;
●	assumptions concerning future prices of products (including, most notably, critical metals and manganese ore) foreign exchange rates, production rates, process recovery rates, transportation costs, operating costs, capital costs and reclamation costs; and

●	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies and foreign government policies relating to our collecting of the mineral resources from our contract areas.

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

The critical metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. In addition to two contracts held by our subsidiaries and partners, 15 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules. If and when they move into the exploitation phase, each of these contract-holders could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Some of these contract holders may possess greater financial and/or technical resources. There is increasing competition from new and existing marine mineral players for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. There is a risk that competitors may find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.

The profitability of our nodule collection operations is significantly affected by changes in the market price of critical metals (nickel, copper and cobalt) and manganese ores and the cost of power, natural gas, coal, marine fuels, among other commodities and supply requirements. Prices of such metals are affected by numerous factors beyond our control, including: military conflict; prevailing interest rates and returns on other asset classes; expectations regarding inflation, monetary policy and currency values; speculation; governmental and exchange decisions regarding the disposal of metal stockpiles; political and economic conditions; available supplies of the four critical metals contained in nodules from mine production, inventories and recycled metal; sales by holders and producers of these critical metals; and demand for products containing nickel, manganese, copper and cobalt. The price of nickel, manganese, copper, cobalt and other minerals and natural gas has fluctuated widely in recent years. Depending on the prevailing price of nickel, manganese, copper, and cobalt, and the cost of power, natural gas, chemical reagents, marine fuels, cash flow from our metal production operations may not be sufficient to cover our operating costs or the costs to service any outstanding debt. In addition, our proposed full scale production plans would involve placing a large percentage of global manganese production in the market, and we may be constrained in our ability to sell such large volumes, or such production may negatively impact the market price of manganese, which would, in either case, negatively impact our overall economic position.

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

We will be producing a novel manganese silicate product which does not yet have recognition in the marketplace with customers. Metallurgical test work, market studies by CRU International Limited, value-in-use studies by SINTEF and initial engagement with customers indicate that this manganese silicate product will be a premium product with high value in use as an input into silicomanganese alloy production that we believe will receive strong market acceptance. However, mineral processing industries may be slow to change feed stocks and suppliers, even in the face of potential advantages.

Additionally, manganese silicate is not a conventional mineral product and may require additional approvals for export and import from our processing facilities to our future customers.

Our ability to generate revenue will be diminished if we are unable to compete with substitutions for the minerals that we intend to process or adapt to shifts in end-market demand.

Technology changes rapidly in the industries and end markets that utilize the four metals contained in polymetallic nodules found in the CCZ, nickel, manganese, cobalt and copper. Some of these changes have resulted, and may continue to result, in decreased use of nickel, manganese, cobalt and/or copper in these industries and end markets. For instance, the adoption of lithium iron phosphate, or LFP, battery chemistries has grown substantially from 4% of the batteries used in passenger EVs in 2015 to an estimated 42% in 2023. The continuation of this trend in the use of LFP battery chemistries will decrease the overall demand for nickel- and cobalt-rich battery chemistries in EV use. Additionally, copper is increasingly being substituted with aluminum or other materials in electrical and infrastructure applications, potentially reducing the overall market demand for copper.

Although we are actively monitoring these technological changes and shifts in end-market demand and taking steps designed to diversify the potential applications and markets for our metals, as these industries shift to new or substitute technologies or products or if these industries and end markets otherwise use less of the metals that we intend to collect and process, and our diversification efforts are not successful, there could be a decline in demand for our metal products. If the demand for our metal products decreases, it will have a material adverse effect on our business and the results of our operations and financial condition.

III.Social License and Public Perceptions Risks.

Negative perceptions related to the offshore collection of polymetallic nodules could have a material adverse effect on our business.

There exist certain negative perceptions related to acquiring metals produced from deep-sea minerals. Under pressure from non-governmental organizations, some governments and companies in the EV supply chain have expressed reservations about using critical metals derived from deep-sea minerals (including polymetallic nodules), pending more research on the impacts of deep-sea mineral extraction operations on marine biodiversity and ecosystem function. If this position gains broad traction by governments and commercial customers alike in relation to critical metals sourced from polymetallic nodules, it could have a material impact on our business and operations.

Reduced growth in the adoption of electric vehicles by consumers may change our strategy and our business and operating results may be impacted.

Given that we have focused part of our operating plan on the sale of nodule-derived critical metals into the EV supply chain, our growth may be affected by the consumer adoption of EVs. The market for EV is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. While it has been projected that demand for EVs will surge over time, if the market for EVs does not develop as we expect, or develops more slowly than we expect, our business and operating results may be impacted, as we refocus on other industrial uses of the metals we plan to produce.

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

For example, we have been working with Hatch, a global engineering, project management, and professional services firm, to support the development of onshore processing technology for the production of readily saleable copper and manganese products, as well as products such as high-grade nickel and cobalt sulfates for the electric vehicle battery markets. In connection therewith, Hatch has supported us with the development of a near-zero solid waste flowsheet. We are also party to certain agreements with Allseas, pursuant to which, among other things, Allseas has agreed to design, engineer and construct an integrated offshore collection system to collect nodules from NORI Areas, and to assist with shipping efforts thereafter. Allseas developed a test system and demonstrated this capability, but it is not certain that Allseas will convert or will be able to convert such system into a full-scale commercial operation or that we will reach contractual terms with Allseas for such commercial arrangements. If we are unable to enter into definitive agreements with Allseas for the use of its technology for the collection, transport and commercial production of polymetallic nodules, it will have a material adverse effect on our business. We are also in discussions with third party shipping companies to develop a system and method to transfer nodules to transport vessels and deliver nodules to port.

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

We have partnered with Allseas, a leading global offshore contractor and significant shareholder in our Company, to undertake the development of many of the offshore systems we expect to utilize in our potential commercialization efforts (including equipment required for the transfer of nodules to transport vessels and delivery to port). We are also in discussions with Allseas to enter into binding agreements with them for the future development and operation of the Project Zero Offshore Nodule Collection System and other services. Allseas also provides us with exclusive access to the earlier of the development of the Project Zero Offshore Nodule Collection System and December 31, 2026 to the Hidden Gem, the converted drillship expected to be converted into a production vessel by Allseas for our commercial use. In addition, Allseas, and related companies, have provided us financial support through equity investments, unsecured credit facilities and short-term and working capital loans. We cannot provide any assurance with respect to the success of our continued relationship with Allseas, that we will be able to enter into additional binding agreements with Allseas on commercially reasonable terms, or at all, that Allseas will continue to devote its resources to its relationship with us, continue to provide us financial support or otherwise perform its obligations under its current and future arrangements with us as expected, as a result of its limited experience in the collection and transportation of seafloor polymetallic nodules or otherwise, the result of any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations. As a result, we may need to engage and depend on other third parties for the services and funding Allseas currently provides to us and is expected to continue doing so. If these new relationships are not timely entered into or not entered into on commercially reasonable terms, or at all, or if any such relationship is not successful, this would likely have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

Should our offshore nodule collection plans become successful, we intend to partner with existing onshore processing partners to produce and develop new build onshore processing plants as we scale up production. Our future needs with respect to such processing plants have yet to be fully determined, and as such, the capital costs, performance, reliability, and maintenance of such plants are currently uncertain.

We have identified potential tolling facilities to process nodules into two products, manganese silicate and nickel-copper-cobalt alloy, or matte and developed a marketing strategy to place the latter products into existing smelting and refining facilities. There is no guarantee that these facilities will be available at the required times or that we would be able to secure them at commercially attractive rates. Additionally, even if we are able to secure appropriate processing facilities (through tolling arrangements), there is no guarantee that we will be able to provide them with the required nodule feedstocks at the required times.

While we believe that we have identified specific sites for the potential construction of nodule processing plants (based on factors such as proximity to deep-water ports, cost of access to renewable electric power and natural gas, and proximity to customers), there is a risk that we will be unable to secure one or more of these sites on suitable terms. In the event that we are unable to secure one or more of the sites we have identified, or if modification scope identification, development and associated construction delays of this scope implementation impact our ability to develop one or more of such sites, our ability to process polymetallic nodules would be detrimentally impacted. Additionally, there can be no guarantees that such plants can be developed, or if developed, that such plants will perform in an economically viable manner or provide the projected metal recovery rates at the estimated project capital and operating costs, which could impact projections for our future revenues, cash flows, royalties, and development and operating expenditures.

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

The actual operating costs of our subsidiaries to collect polymetallic nodules, transport, process and refine such nodules commercially will depend upon changes in the availability of financing or partners who undertake capital developments in partnership with us, and prices of labor, equipment and infrastructure, shipping costs, variances in ore recovery from those currently assumed, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement prepared by AMC and filed as exhibits to this Annual Report or that we otherwise estimate from time to time. As a result of higher capital and operating costs, our financing ability may be impacted, and this may be further affected by lower commodity prices in the international markets that could impact production or economic returns which may differ significantly from those set forth in the NORI Initial Assessment and TOML Mineral Resource Statement or that we otherwise estimate from time to time and there can be no assurance that any of our development activities will result in profitable operations.

For example, since 2021, we have continued to define our resource in the NORI area, with the goal to develop project economics to pre-feasibility level and are working towards a pre-feasibility study, which is nearing completion. As part of our ongoing refinement of our business plans and resource definition work, we are now pursuing a low-CAPEX approach to our development and commercialization of operations for our NORI Area D project where we reuse existing production assets opposed to the high-CAPEX approach where the majority of offshore and onshore production assets would be newly built by us as assumed in the 2021 economic analysis included in the NORI Technical Report Summary. As a result of these changes and the general passage of time since the valuation date of January 1, 2021, the 2021 point-in-time economic analysis included in Section 19 of the NORI Technical Report Summary and the estimated capital and operating costs set forth in Section 18 of the NORI Technical Report Summary, including any references thereto throughout the NORI Technical Report Summary, should no longer be relied upon or used by investors for any reason. In addition, as we continue our work towards the completion of a pre-feasibility study, any economic analysis resulting from this work as to the cash flows from or valuation of the potential extraction of nodules form NORI Area D or elsewhere may differ significantly from earlier or current estimates and any resulting analyses that are lower than earlier or current estimates or lower than those expected by investors or other stakeholders could have a material adverse effect on our share and warrant prices and results or operations. The same material adverse effects could occur if we are unable to complete the pre-feasibility study in a timely manner or at all.

We have limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. NORI currently intends to explore and collect mineral resources in the NORI areas identified in the exploration contract executed by NORI with the ISA, and we hope to expand such operations if viable in certain other parts of the CCZ, including by TOML in the TOML areas identified in the exploration contract executed between TOML and the ISA. There can be no assurance that we will be able to commercially develop these properties or that it will be able to generate profits in the future.

Our operating expenses and capital expenditures will increase in the future as consultants and new employees are engaged, equipment associated with advancing exploration is leased or purchased, and properties are developed. There can be no assurance that we will generate any revenues or achieve profitability, or that the assumed level of expenses associated with our exploration, development, and commercialization processes will prove to be accurate.

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

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for a plan of work for exploitation for NORI Area D, by negotiating the settlement of program expenditures with our equity whenever possible in order to preserve our cash, and by utilizing existing assets for offshore and onshore production. The continuing exploration and development of the NORI and TOML contract areas, however, will depend upon our ability to obtain dilutive and/or non-dilutive financing through stake sales in our assets, offtakes with prepayments, debt financing, equity financing, joint ventures, project-based or asset-based financing or other means. The actual amount of capital needed or that we raise for our projects, however, may vary materially from our current estimates. We currently expect that we will raise additional funds to finance our operations. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated, which could negatively impact our operating plans, financial results and ability to continue as a going concern. We will not initially have any producing properties and will have no source of significant operating cash flow until we are granted an exploitation contract and begin commercial production. There is no precedent for projects like ours, and therefore, financing may not be available on acceptable terms or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. Organizations such as the United Nations Environment Programme Finance Initiative, warn against investing in activities focused on exploitation of deep-sea nodules as a result of the potential environmental impact of the activities. The influence of these groups could negatively impact our operations and ability to raise capital on acceptable terms or at all.

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

As at December 31, 2024, we had 340,708,460 Common Shares, 14,300,575 Short-Term Incentive Plan (“STIP”) options, 9,644,875 Long-Term Incentive Plan (“LTIP”) options in each case issued under the 2018 Stock Option Plan (“2018 Plan”), 3,940,000 options issued under the 2021 Incentive Equity Plan and 38,180,770 warrants to acquire Common Shares issued and outstanding, which does not include the 5,000,000 Common Shares and 2,500,000 Class B warrants issued after December 31, 2024 as part of the financing we announced in November 2024. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue Common Shares and rights relating to our Common Shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 70,262,856 Common Shares are reserved for issuance under the 2021 Incentive Equity Plan, including 13,628,338 shares added to the plan in January 2025 pursuant to the plan’s evergreen provision, of which 51,090,231 are available for future issuance, and 14,395,117 Common Shares are reserved for issuance under our 2021 Employee Stock Purchase Plan (the “ESPP”), including 3,407,085 shares added to the plan in January 2025, pursuant to the plan’s evergreen provision, of which 14,055,707 are available for future purchase, in each case, subject to adjustment in certain events. In addition, up to 136,239,964 Common Shares, subject to adjustment in certain events, may be issued to the holders of special shares and holders of options underlying special shares upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any Common Shares issued upon exercise of warrants, upon conversion of the Special Shares or under the 2018 Plan, 2021 Incentive Equity Plan, the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

Our issuance of additional Common Shares or other equity securities of equal or senior rank would have the following effects:

●	our existing shareholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding common share may be diminished; and
●	the market price of our Common Shares may decline.

In addition, sales of substantial amounts of our common shares in the public market, or the perception that such sales will occur, could adversely affect the market price of our Common Shares.

If our outstanding warrants are exercised, the number of shares eligible for future resale in the public market will increase and result in dilution to our shareholders. You will likely experience further dilution if we issue common shares in future financing transactions.

We have 15,000,000 outstanding Public Warrants to purchase 15,000,000 Common Shares and 9,500,000 Private Warrants outstanding exercisable for 9,500,000 shares of our Common Shares at an exercise price of $11.50 per share, which warrants became exercisable beginning on October 9, 2021. In addition, there are 6,230,770 Class A Warrants outstanding to purchase 6,230,770 Common Shares, issued as part of the August 2023 registered direct offering, and 7,450,000 Class B Warrants outstanding to purchase 7,450,000 Common Shares, issued as part of the November 2024 registered direct offering. Both Class A Warrants and Class B Warrants have an exercise price of $2.00 per share. In certain circumstances, the Public Warrants, Private Warrants, Class A Warrants and Class B Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. To the extent such warrants are exercised, additional shares of our Common Shares will be issued, which will result in dilution to the holders of our Common Shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Shares, the impact of which is increased as the value of our stock price increases. Furthermore, if we raise additional funds by issuing additional Common Shares, or securities convertible into or exchangeable or exercisable for common stock, our shareholders will experience additional dilution, and new investors could have rights superior to existing stockholders.

There can be no assurance that the Public Warrants, Private Warrants, Class A Warrants and Class B Warrants will be in the money, and they may expire worthless.

The exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per Common Share. There can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Since the closing of the Business Combination through March 20, 2025, the price of our Common Shares has ranged from a high of $10.38 to a low of $0.55 and as of March 21, 2025, the closing price of our Common Shares was $1.82. Based on the current trading price of our common shares we do not expect to receive any proceeds from exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares.

There are currently outstanding an aggregate of 38,180,770 warrants to acquire our Common Shares, which comprise 9,500,000 Private Warrants, 15,000,000 Public Warrants and 6,230,770 Class A Warrants and 7,450,000 Class B Warrants (including 2,500,000 Class B Warrants issued after December 31, 2024). All of our warrants are currently exercisable for one common share in accordance with their terms. Therefore, as of December 31, 2024, if we assume that each outstanding whole warrant is exercised and one common share is issued as a result of such exercise, with payment of the exercise price ranging from $2.00 to $11.50 per share, our fully-diluted share capital would increase by a total of 38,180,770 shares, with approximately $309.1 million paid to us to exercise the warrants assuming the warrants are not cashless exercised. Furthermore, even if the warrants are in the money following the time they become exercisable, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

We are involved in litigation that may adversely affect us and may not be successful in our litigation related to non-performing Private Investment in Public Equity (“PIPE”) investors.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 to October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim and the appeal was heard by the Court on November 8, 2024. In December 2024, the NY Appellate Division issued a ruling upholding the lower court’s ruling, moving the case into the discovery phase. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. We intend to defend against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

In addition, although we commenced litigation against two investors who failed to fund their commitment to purchase approximately $220 million in connection with the financing at the close of the Business Combination, we may not recover any amounts from these investors.

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

Should we incur debt, including through the drawdown of our credit facility with ERAS Capital LLC and Gerard Barron, our ability to satisfy any resulting debt obligations and to reduce our level of indebtedness will depend on future performance. General economic conditions, mineral prices, and financial, business and other factors will have an impact on our operations and future performance, and many of these factors are beyond our control. As such, we cannot assure investors that we will be able to generate sufficient cash flow to pay the interest on any debt, or that future working capital, borrowings, or equity financing will be available to pay or refinance such debt or meet future debt covenants. Factors that will affect our ability to raise cash through an offering of securities or a refinancing of any debt include financial market conditions, the value of our assets, and our performance at the time we are seeking to raise capital. We cannot assure investors that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our current borrowings or to arrange for new financing, we might be required to take measures to generate liquidity, such as selling some or all of our assets. Any such sales could have a material adverse effect on our business, operations and financial results. Moreover, failure to obtain additional financing, if required, on a timely basis, could cause us to reduce or delay our proposed operations.

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

Our Common Shares and Public Warrants are traded on Nasdaq under the symbols “TMC” and “TMCWW,” respectively. If in the future Nasdaq delists our Common Shares from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

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

The closing bid price of our Common Shares has been below the Nasdaq’s minimum $1.00 per share for extended periods of time in 2022, 2023 and 2024. As a result, we received written notices from the Nasdaq in 2022, 2023 and 2024 notifying us that the closing bid price of the Common Shares over 30 consecutive trading days had fallen below the minimum $1.00 per share. Although we regained compliance with the Nasdaq’s minimum closing bid price on each occurrence, we may not be able to continue to meet this Nasdaq listing requirement. If the closing bid price of our Common Shares falls below $1.00 per share for another consecutive 30 trading days, we expect to receive another notification from the Nasdaq to that effect. If this were to happen, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we expect to have 180 calendar days from the notice date to regain compliance. To regain compliance, the closing bid price of our Common Shares must be at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not regain compliance in this 180-day period and we are not otherwise able to transfer our listing to another Nasdaq market and regain compliance with the $1.00 minimum closing bid price, the Nasdaq could delist our Common Shares and Public Warrants.

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

For example, as previously disclosed, management identified a material weakness in the operating effectiveness of our internal control over the accounting for significant, non-routine transactions that resulted from the inadequate and untimely involvement of stakeholders and technical advisors with an appropriate level of expertise to account for significant, non-routine transactions. Although we have taken steps to remediate this material weakness which we believe worked effectively for a recent significant, non-routine transaction, the new internal control needs to be in operation and tested for sufficient instances to be considered effective and, therefore, these changes can only be deemed effective once they have been in place over a longer time period and applied in additional instances. Although we will continue to review the effectiveness of our newly implemented controls and make improvements as warranted, there is no assurance, however, that these control modifications will ultimately have the intended effects or that the material weakness will be remediated. In addition, as set forth above, a shareholder filed a putative class action lawsuit against us and certain of our executives following our announcement of this material weakness and the associated restatements to our previously issued financial statements for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 contained in its Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023, June 30, 2023 and September 30, 2023, respectively, filed with the SEC. We can provide no assurance that additional litigation or disputes will not arise in the future as a result of this or other material weaknesses or restatements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

We have the ability to redeem outstanding Public Warrants and Private Warrants prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Common Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. Our Class A Warrants have a similar call provision if the price of our Common Shares is over $6.50 per share (subject to adjustments) for 30 consecutive trading days at a price per warrant share of $0.0001. Our Class B Warrants have a similar call provision if the price of our Common Shares is over $5.00 per share (subject to adjustments) for 30 consecutive trading days at a price per warrant share of $0.0001. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us on such terms so long as they are held by permitted transferees.

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

We are exposed to risks vis-à-vis our multi-national operations, which could adversely affect our business.

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

If we are classified as a PFIC, such status may have adverse U.S. federal income tax consequences to U.S. Holders (as defined in the section titled “Material U.S. Federal Income Tax Considerations”). The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our initial assessment, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2024. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, where we are classified as a PFIC this is a factual determination that must be made annually after the close of each taxable year. Accordingly, there can be no assurance with respect to our PFIC status for the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds our Common Shares or Public Warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder and such holders may be subject to additional reporting requirements. See “U.S. Federal Income Tax Considerations — Tax Consequences of Ownership and Disposition of Public Shares and Public Warrants — Passive Foreign Investment Company Rules” included in our registration statement on Form S-1 filed with the SEC on October 7, 2021 for a more detailed discussion with respect to our PFIC status and the application of the PFIC rules. U.S. Holders of our Common Shares and Public Warrants are urged to consult their tax advisors regarding the application of the PFIC rules to them.

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

Limitations on the ability to acquire and hold Common Shares may also be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in TMC. Moreover, a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded.

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

Our Notice of Articles and Articles also permit us to issue an unlimited number of preferred shares, issuable in series and, subject to the requirements of the BCBCA, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine, and which may be superior to those of the Common Shares. The issuance of preferred shares could, among other things, have the effect of delaying, deferring or preventing a change in control and might adversely affect the market price of the Common Shares. Subject to the provisions of the BCBCA and the Nasdaq, we will not be required to obtain the approval of the holders of Common Shares for the issuance of preferred shares or to determine the maximum number of shares of each series of preferred shares, create an identifying name for each series and attach such special rights or restrictions as our board of directors may determine.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C.CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of investors, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization (“ISO”). In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

To mitigate these risks, we have implemented technology solutions that are designed to recognize anomalous activity and behavior on systems used by our employees, alongside other technical safeguards including:

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

We identify our cybersecurity threat risks by comparing our processes to standards set by the NIST and the ISO specifically basing our policies and procedures on ISO27001 guidelines.

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

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

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

NORI completed offshore exploration campaigns in 2012, 2013, 2018, 2019 and 2020. During these campaigns a variety of data was collected including:

●	bathymetric mapping of most of NORI Areas A, B and C and all of NORI Area D using a hull-mounted Kongsberg Simrad EM120 12 kHz, full-ocean depth multibeam echo-sounding system (“MBES”). This system also provided backscatter data with which seafloor characteristics could be interpreted;
●	detailed seafloor survey work with an autonomous underwater vehicle (AUV), utilizing an MBES, Side Scan Sonar (SSS), Sub-Bottom Profiler (SBP), and camera payload; and
●	a total of 252 box core samples collected using a 0.75 square meters box corer, mainly on a 10 kilometers by 10 kilometers square grid were used for resource evaluation.

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

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2024, as none of the mineral resources in these areas were depleted by mining or any other activities. We do not believe there have been any other material changes to the estimated mineral resources since the 2021 determination thereof.

NORI Area D December 31, 2024 In-Situ Mineral Resource estimate at 4 kg/m2 abundance cut-off

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

The estimated mineral resources were determined in 2021 as of December 31, 2020 and also reflect the estimated mineral resources as of December 31, 2024, as none of the mineral resources in these areas were depleted by mining or any other activities. We do not believe there have been any other material changes to the estimated mineral resources since the 2021 determination thereof.

NORI Area A, B and C December 31, 2024 In-Situ Mineral Resource estimate at 4 kg/m2 abundance cut-off

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

The proposed seafloor development phases are as follows:

●	The Collector Test was designed to perform proof of concept for the methods of collecting and lifting the nodules while acquiring sufficient data to design a commercial system. The Collector Test used a converted sixth generation drillship, the Hidden Gem. Nodules collected during the test were stored on the Hidden Gem and brought to shore for use in large scale process pilot testing. The test did not demonstrate the transshipment of nodules to a shore-based facility.
●	Project Zero System would be an extension of the Collector Test using an upgrade of the Hidden Gem to produce a sufficient and continuous quantity of nodules to support commercial operation commencing at 1.3 Mtpa increasing in staged increments to 3.0 Mtpa of wet nodules delivered to a shore-based facility. This operation would demonstrate a more continuous collection operation at a larger scale than the Collector Test and would demonstrate the transshipment of nodules to a processing facility. It would also allow for the implementation and testing of adaptive management systems to ensure environmental compliance.
●	Project Zero Plan of Work application contemplates that an increase in production is achieved via the introduction of another production vessel with the capacity of up to 3.0 Mtpa.
●	The processing of the polymetallic nodules would also be ramped up in phases:
●	In Project Zero, NORI proposes to toll-treat polymetallic nodules at existing RKEF smelters, utilizing excess industry capacity. NORI advises there is significant interest from many parties in China, Indonesia and Japan to utilize RKEF plants which may become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they currently utilize and the significant recent build-out of capacity in Indonesia which may have resulted in processing capacity oversupply. These RKEF plants were originally built to convert nickel laterite to nickel pig iron and could be converted to smelt polymetallic nodules with minor modifications. Furthermore, in November 2023, we entered into a binding MoU with PAMCO whereby they must complete a feasibility study (anticipated to be completed in mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility. PAMCO’s Hachinohe facility is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.

●	In Project One, a purpose-built process plant may be constructed, including pyrometallurgical (~50% of Project One production, with the other ~50% tolled through existing RKEF facilities) and hydrometallurgical circuits (100% of Project One production). Nodule production would be increased in phases by treatment in this new plant and existing RKEFs.

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

The airlift is intended to work by lowering the average density of the slurry inside the riser to a level lower than seawater. The difference between the hydrostatic pressure of the seawater at depth and the pressure caused by the weight of the low-density three-phase slurry column inside the riser is expected to force the slurry column to rise. The energy to achieve the lift is planned to be supplied by compressors housed on the PSV, which are planned to be capable of generating very high air pressures, up to 15 MPa.

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

The overall nodule collector efficiency is estimated at 80%. The recovery value is based upon test work conducted in the 1970s. Nodule recovery efficiency is the product of nodule entrainment efficiency, subsea concentrator recovery, and dewatering system efficiency. The estimate of dewatering recovery used in the NORI Technical Report Summary is higher than indicated by the 1970s test work because data that has come to light recently suggests the amount of breakup during lifting the nodules up the RALS may be significantly less than previously assumed (Kennecott (1978), Deep Reach Technology (“DRT”) (2015)).

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

NORI has commenced the ESIA process in support of an application for an exploitation contract for the commercial collection of deep-sea polymetallic nodules. A comprehensive program of metocean and biological data acquisition was completed, which required to characterize the baseline conditions at a designated Collector Test site and control sites in the NORI Contract Area.

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

2021 economic analysis and non-reliance thereon

In connection with the preparation of the NORI Technical Report Summary, we developed in-house a point-in-time financial model based on estimates of future cash flows derived from extraction of nodules from the NORI Area D project, which AMC reviewed the logic, input assumptions and integrity of the calculations and forecasts. This preliminary point-in-time economic analysis set forth in Section 19 of the NORI Technical Report Summary presented a post-tax, real (uninflated) cash flows analysis as of a valuation date of January 1, 2021 based in part on the estimated capital and operating costs set forth in Section 18 of the NORI Technical Report Summary. As part of its review of the economic analysis, AMC cautioned that a pre-feasibility study had not been undertaken and recommended that further data gathering, analysis, design and cost estimation be undertaken to advance the project.

We have continued to define our resource in the NORI area, with the goal to develop project economics to pre-feasibility level and are working towards a pre-feasibility study, which is nearing completion.  As part of our ongoing refinement of our business plans and resource definition work, we are now pursuing a low-CAPEX approach to our development and commercialization of operations for our NORI Area D project where we reuse existing production assets opposed to the high-CAPEX approach where the majority of offshore and onshore production assets would be newly built by us as assumed in the 2021 economic analysis included in the NORI Technical Report Summary.

As a result of these changes and the general passage of time since the valuation date of January 1, 2021, the 2021 point-in-time economic analysis included in Section 19 of the NORI Technical Report Summary and the estimated capital and operating costs set forth in Section 18 of the NORI Technical Report Summary, including any references thereto throughout the NORI Technical Report Summary, should no longer be relied upon or used by investors for any reason.

We note that we do not believe that there have been any material changes to the abundance cut-off grades used throughout the NORI Technical Report Summary or the Qualified Person’s opinion that the mineral resources included in the NORI Technical Report Summary have reasonable prospects of economic extraction.

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

Location of the TOML Contract Area and access

The TOML Contract Area is located within the CCZ of the northeast Pacific Ocean. The CCZ is located in international waters between Hawaii and Mexico. The western-end of the CCZ is approximately 1,000 kilometers south of the Hawaiian island group. From here, the CCZ extends over 4,500 kilometers east-northeast, in an approximately 600 kilometers wide trend, with the eastern limits approximately 2,000 kilometers west of southern Mexico. The region is well-located to ship nodules to the American continent or across the Pacific to Asian markets. The TOML Contract Area comprises six separate blocks (A through F) in the CCZ with a combined area of 74,713 square kilometers.

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

Estimation of tonnage and grade for the TOML Contract Area within the CCZ was undertaken using only sample data within the TOML Contract Area in the second quarter of 2016. The estimates are based on the historical box-core and free fall-grab nodule sampling (262 samples) supplemented with recently acquired TOML nodule box core (113 samples) and photo-profile data (20,857 frames over 587-line kilometers). Only sample data within the TOML Contract Area was used to inform the estimates.

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

The mineral resource estimate for the TOML Contract Area, and at a 4 kilogram/square meters abundance cut-off is set forth below. The estimated mineral resources were determined in 2021, as of December 31, 2020, and also reflect the estimated mineral resources as of December 31, 2024, as none of the mineral resources in these areas were depleted by mining or any other activities. We do not believe there have been any other material changes to the estimated mineral resources since the 2021 determination thereof.

Mineral Resource Estimate December 31, 2024, In-Situ, for the TOML Contract Area within the CCZ at a 4 kg/m2 nodule abundance cut-off

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

*Variations in totals are due to rounding of individual values. Mn, Ni, Cu and Co assays on samples dried at 105˚C

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

Selection of ammonia as a principal reagent in the hydrometallurgical refinery means that an additional by-product, ammonium sulfate, may be generated. This could be sold into the fertilizer industry.

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

The primary characteristic of the polymetallic nodule deposit that separates this deposit from typical terrestrial manganese, nickel and copper deposits is that the nodules themselves can be accurately mapped through photo-profiles and backscatter acoustic response. The bulk of the polymetallic nodules sit on top of the seabed allowing them to be photographed. However, in some areas such as TOML Area D some nodules are partially covered by sediment making it more difficult to detect the presence and abundance of the nodules. The most accurate method for determining nodule abundance is through physical sampling by box-core or free fall-grab sampling. However, these methods are costly and result in wide sample spacing. Due to the fact that nodules are visible, photography can be used in many areas to estimate nodule abundance directly. The two methods for doing this are estimating the nodule percent coverage (percent of exposed nodule surface area within the photo) and measuring each individual nodule long-axis and then using these measurements to calculate abundance using variants of the formula defined by Felix (1980). The LAE method is the most accurate and preferred method but comes at a cost in the time to manually process each photo — limiting the number of photos that can be used for estimating abundance. The benefit of using photographs is being able to demonstrate continuity between physical sample location and accurately quantify nodule abundance. TOML is developing an automated method of doing these measurements for future application.

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

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we are expected to serve a motion to dismiss by April 10, 2025, the lead plaintiff is expected to file an opposition by May 15, 2025, and we are expected to reply by June 5, 2025. We intend to defend against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Shares and Public Warrants trade on The Nasdaq Global Select Market under the symbols “TMC” and “TMCWW,” respectively.

Shareholders and Holders of Public Warrants

As of March 20, 2025, there were approximately 347,910,742 Common Shares issued and outstanding held of record by 79 holders, approximately 15,000,000 Public Warrants held of record by one holder exercisable for one Common Share at a price of $11.50 per share.

Such numbers do not include beneficial owners holding our securities through nominee names.

Unregistered Sales of Securities

None

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

Ownership and Exchange Controls

See Exhibit 4.1 to this Annual Report for a summary of certain ownership and exchange controls imposed by Canadian law or by our Notice of Articles and Articles on the right of a non-resident of Canada to hold or vote Common Shares or restricts the export or import of capital, or that would affect the remittance of dividends (if any) or other payments by us to a non-resident of Canada holder of Common Shares.

Material U.S. and Canadian Federal Income Tax Considerations

See Exhibit 4.1 to this Annual Report for summaries of the material U.S. federal income tax considerations applicable to you if you are a U.S. Holder (as defined below) of our Common Shares and/or Public Warrants and the material Canadian federal income tax considerations pursuant to the Income Tax Act (Canada) and the regulations thereunder (the “Tax Act”) that generally apply to the acquisition, holding and disposition of Common Shares and Public Warrants by a person who is neither resident nor deemed to be resident in Canada for purposes of the Tax Act and acquires a beneficial interest in Common Shares or Public Warrants.

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

The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese in a single rock. These four metals contained in the polymetallic nodules are critical for the transition to low carbon energy. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of the four critical metals contained in nodules. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel, and cobalt sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for EV and energy storage markets, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production. Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

Exploration and exploitation of seafloor minerals in international waters is regulated by the ISA, an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the UNCLOS. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The ISA requires that a contractor obtain and maintain sponsorship by a host nation that is a member of the ISA and signatory to UNCLOS, and such nation must maintain effective supervision and regulatory control over such sponsored contractor. The ISA has issued a total of 19 polymetallic nodule exploration contracts covering approximately 1.28 million square kilometers, or 0.4% of the global seafloor, 17 of which are in the CCZ. We hold exclusive exploration and commercial rights to two of the 17 polymetallic nodule contract areas in the CCZ through our subsidiaries NORI and TOML, sponsored by Nauru and Tonga, respectively.

We have key strategic alliances with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system and (ii) Glencore which holds offtake rights to 50% of the NORI nickel and copper production if produced from a DGE-owned or controlled facility. In addition, we have worked with engineering firm Hatch and consultants KPM to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ facilities. The matte refining stages are being tested at SGS Lakefield. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. In November 2022, we entered into a non-binding MoU with Pacific Metals Co Ltd (PAMCO) of Japan pursuant to which PAMCO completed prefeasibility work assessing the prospect of processing nodules using their existing facilities. In November 2023, we entered into a binding MoU with PAMCO whereby they committed to completing a feasibility study (expected to be completed by mid-2025) to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe, Japan smelting facility, provided we obtain an exploitation contract from the ISA. The toll treatment is intended to take place on a dedicated Rotary Kiln Electric Arc Furnace (“RKEF”) processing line and produce two products: nickel-copper-cobalt alloy, an intermediate product used as feedstock to produce lithium-ion battery cathodes, and a manganese silicate product used to make silico-manganese alloy, a critical input into steel manufacturing. We expect this partnership to progress to a definitive tolling agreement in 2025, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms. There can be no assurance that we will enter into such definitive strategic alliance in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if such definitive tolling agreement is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

We are currently focused on preparing our application for a plan of work to the ISA for our first exploitation contract for the NORI contract area. Given that it is unlikely that the ISA Council would consider any application for a plan of work for exploitation before its next session in March 2025 and to ensure clarity on the submission process, consideration of the Application, and timeline, the Republic of Nauru, in consultation with NORI, formally requested that this issue be added to the agenda of the Council’s March 2025 meeting. Nauru’s proposed agenda item was strongly opposed by Chile, and it is unlikely for there to be an agreed upon process until after an application is received. Based on the current timeline in the consolidated draft regulations issued February 2024, the ISA application review and approval process is expected to be approximately one year from the filing date. See “Project and Regulatory Updates - ISA Developments” below for a further discussion on recent developments at the ISA.

To reach our objective and initiate commercial production, we are: (i) defining our resource and project economics, (ii) developing a commercial offshore nodule collection system, (iii) assessing the environmental and social impacts of offshore nodule collection, and (iv) developing onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt alloy or matte product and/or end-products like nickel and cobalt sulfates, and copper cathode. In addition, we are also in the initial stages of considering the possibility of a U.S.-based regulatory pathway with the U.S. National Oceanic and Atmospheric Administration (“NOAA”) and the U.S. Department of Commerce under the U.S. Deep Seabed Hard Mineral Resources Act (“DSHMRA”) for the commercial production of deep-sea polymetallic nodules in the CCZ.

We are still in the exploration phase and have not yet declared mineral reserves. In addition, we do not have the applicable environmental and other permits required to build and/or operate commercial scale polymetallic nodule processing and refining plants on land.

2024 Highlights

Below are a few of the developments that occurred in 2024.

Developments with our Projects

June 27, 2025 Submission Date for Subsidiary NORI’s ISA Application, and Expanded Company Strategy

NORI has set the date of June 27, 2025 for its expected submission of its ISA exploitation application. According to the ISA Council’s decisions ISBA/28/C/24 and ISBA/28/C/25, if NORI submits an application for a plan of work for exploitation before the RRPs have been adopted, the ISA Council at its next meeting, as a matter of priority, will consider the process for considering such an application. The ISA Council is not scheduled to meet again until March 2025 and we believe it is unlikely that the ISA Council would consider an application for a plan of work for exploitation before this session. In light of this, Nauru formally requested that the ISA clarify the submission and review process for such an application at the March 2025 meetings before NORI submits the Application and, therefore, has decided to submit the Application after the March 2025 meetings on June 27, 2025. At the March 2025 meetings, Nauru’s proposed agenda item was strongly opposed by Chile, and it is unlikely for there to be an agreed upon process until after an application is received.

Termination of Marawa Agreement

On November 14, 2024, DeepGreen Engineering Pte. Ltd. (“DeepGreen”) delivered a formal termination notice to Marawa Research and Exploration Limited, ending the Services Agreement dated October 1, 2013 (the “Agreement”), pursuant to DeepGreen’s right to terminate for convenience under the Agreement. The termination became effective on January 14, 2025, and we no longer have any exploration or other rights to the area of the CCZ that was covered by the Agreement. The termination is not expected to have a material adverse effect on our financial position or operations, with non-material ongoing costs and no termination penalties applicable under the Agreement.

World-First Production of Nickel Sulfate from Deep-Seafloor Polymetallic Nodules

In April 2024, we announced that we had successfully produced the world’s first nickel sulfate derived exclusively from seafloor polymetallic nodules during pilot-scale nodule processing. In partnership with SGS Canada Inc, the testing was undertaken on samples of nickel-cobalt-copper matte produced by us in 2021 using our efficient flowsheet to process high-grade nickel matte directly to nickel sulfate without making nickel metal, while producing fertilizer byproducts instead of solid waste or tailings.

Extensive Submission of Deep-Sea Environmental Data to the ISA

In May 2024, we announced that our subsidiary NORI had made a second submission of key environmental data from all prior environmental baseline campaigns conducted in the NORI Area D exploration area up to January 2022 to DeepData, an open database of contractor data managed by the ISA. The submission of this batch of data includes an extensive set of geochemical and biological samples from across the water column.

World-First Cobalt Sulfate Produced from Deep-Seafloor Polymetallic Nodules

On June 12, 2024, we announced that we successfully produced the world’s first cobalt sulfate derived exclusively from seafloor polymetallic nodules. The cobalt sulfate was generated during bench-scale testing of our hydrometallurgical flowsheet design with SGS Canada Inc. Based on samples of nickel-cobalt-copper matte first produced by us in 2021, SGS tested our efficient flowsheet to process high-grade nickel-copper-cobalt matte directly to high-purity cobalt sulfate without making cobalt metal, while producing fertilizer byproducts instead of solid waste or tailings. The milestone followed the news in May 2024 of our successful production of nickel sulfate, a key raw material input used in the production of energy-dense EV batteries.

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

TMC and PAMCO Successfully Produce Calcine in Commercial-Scale Processing of Polymetallic Nodules

In September 2024, we announced that we had successfully produced high temperature material (calcine) during the first phase of a commercial-scale campaign to process a 2,000-tonne sample of deep-seafloor polymetallic nodules at our partner PAMCO’s Hachinohe Rotary Kiln Electric-Arc Furnace facility in Hachinohe, Japan. Approximately 500 tonnes of calcine were produced. On February 18, 2025, we announced that PAMCO had successfully smelted 450 tonnes of calcine into 35 tonnes of NiCuCo alloy and 320 tonnes of Mn silicate products.

ISA Developments

ISA Consolidated Draft Regulations

In February 2024, the ISA released the first consolidated draft regulations on exploitation of Mineral resources in the Area. The revised second consolidated text was released in November 2024. Negotiations on the revised second consolidated text began during part 1 of the ISA’s 30th Session.

Industry Developments

TMC Applauds U.S. Congressional Mandate for 2025 Defense Department Feasibility Study on Nodule Refining

On December 30, 2024, we welcomed the signing of legislation calling for financial support from the Defense Department’s Industrial Base Policy office to “assess the feasibility of improving domestic capabilities for refining polymetallic nodule-derived intermediates into high-purity nickel, cobalt sulfate, and copper.” The legislation, signed into law by President Biden on December 23, 2024, was led by the HASC and calls for the completion of a feasibility study by the end of 2025 for a nodule-derived intermediate refinery which would bring the U.S. closer to addressing the biggest vulnerability in its domestic battery supply chains – nickel refining – as identified in Executive Order 14017 from 2021. In addition, our U.S. subsidiary has an outstanding application seeking a $9 million grant under the Defense Production Act Title III program for feasibility work on a domestic refinery for nodule-derived intermediate products.

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

TMC CEO Testifies to U.S. House of Representatives on Benefits of Nodules

In September 2024, our CEO Gerard Barron gave testimony during a meeting of the Critical Mineral Policy Working Group for the House Select Committee on the Chinese Communist Party to discuss the U.S.’ heavy reliance on Chinese imports of critical minerals and policy solutions to incentivize greater cooperation with allies to create alternative supplies. Mr. Barron spoke to the potential of seafloor nodules to secure U.S. supplies of key minerals for the energy transition and defense sectors.

Rebuttal to Publication

In July 2024, Nature Geoscience published a paper claiming that seafloor nodules produce oxygen in the absence of sunlight. Since the paper’s publication, multiple rebuttals have been submitted to Nature warning of serious flaws with the paper’s methodology and claims, prompting calls for the paper to be retracted. Researchers at the University of Tokyo and University of Gothenburg are among the experts that have submitted pre-print rebuttals to the article’s author. Our own rebuttal, published September 19, 2024, notes selective reporting of data and omission of key evidence, including experiments that show oxygen levels increasing without nodules, directly contradicting the authors’ claims.

Financing

TMC Announces Registered Direct Offering

On November 14, 2024, we entered into a securities purchase agreement with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering (the “2024 Registered Direct Offering”). The offering price was $1.00 per Share, resulting in initial gross proceeds of $17.5 million ($16.5 million after associated fees), with each Share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance. On November 26, 2024, we entered into the First Amendment to the Securities Purchase Agreement, increasing the offering by an additional 2,400,000 common shares and accompanying Class B Warrants to purchase 1,200,000 common shares on the same terms and conditions. As a result, the total number of Shares and accompanying Class B Warrants issued in the registered direct offering increased to 19,900,000 Shares and Class B Warrants to purchase 9,950,000 common shares, bringing the aggregate gross proceeds to $19.9 million, all of which has been received, before deducting offering expenses. The Class B Warrants include customary anti-dilution protections and a repurchase feature, permitting us to repurchase the warrants for $0.0001 per Common Share underlying the Class B Warrants if the volume-weighted average price of our common shares exceeds $5.00 per share for each trading day in a consecutive 30-trading-day period.

Amendment to 2023 Credit Facility with Allseas Affiliate

On March 22, 2023, we entered into a $25 million Unsecured Credit Facility (the “2023 Credit Facility”) with Argentum Cedit Virtuti GCV, the parent of Allseas Investments S.A. (“Allseas Investments”) and an affiliate of Allseas, which was amended on July 31, 2023. On March 22, 2024, we entered into the Second Amendment to the Unsecured Credit Facility with Argentum Cedit Virtuti GCV to further extend the 2023 Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which we or the Lender gives notice of termination of the agreement On August 16, 2024, the Company entered into the Third Amendment to the 2023 Credit Facility, to increase the borrowing limit of the 2023 Credit Facility to $27.5 million. On November 14, 2024, as a result of the 2024 Registered Direct Offering the borrowing limit of the 2023 Credit Facility was returned to $25 million.

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (“SOFR”), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. As of the date of this Annual Report, we have drawn $2.5 million from the 2024 Credit Facility. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025.

TMC Board Appointments

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

Developments Subsequent to December 31, 2024

TMC and PAMCO Achieve Nodule Processing Milestone, Unlocking Critical Battery & Steelmaking Materials at Existing Facilities

On February 18, 2025, we announced that PAMCO had successfully smelted 450 tonnes of calcine into 35 tonnes of NiCuCo alloy and 320 tonnes of Mn silicate products, during a commercial-scale campaign to process a 2,000-tonne sample of deep-seafloor polymetallic nodules at our partner PAMCO’s Hachinohe Rotary Kiln Electric-Arc Furnace facility in Hachinohe, Japan, demonstrating the process at scale. The process data and operational experience gathered during the commercial-scale processing trial will inform expected definitive processing agreements between the parties.

Extension of Credit Facility with ERAS Capital LLC and Gerard Barron

On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

Extension of Allseas Working Capital Loan Agreement and Termination of Allseas 2023 Credit Facility

On March 24,2025, we entered into a Letter Agreement (the “Letter Agreement”) with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under our working capital loan agreement (“Working Capital Loan Agreement”) with Allseas Investments dated September 9, 2024 was extended to September 30, 2025.

Additionally, under the Letter Agreement, we and Argentum Cedit Virtuti GCV agreed to cancel the unsecured credit facility established in 2023 with no outstanding amounts remaining, other than our obligation to pay the underutilization fee thereunder.

Exploration of Potential U.S.-Based Regulatory Pathway

On March 27, 2025, we announced that we initiated a process with NOAA and the U.S. Department of Commerce under the DSHMRA to consider a U.S.-based regulatory pathway for the commercial production of deep-sea polymetallic nodules in the CCZ.  We believe this regulatory pathway potentially offers a clear and predictable route to securing an exploration license and a commercial recover permit to polymetallic nodules found in the CCZ.  We are in the initial planning stages of this strategy, however, and there are no assurances that we will be able to secure any exploration or commercial recovery rights under the DSHMRA in a timely manner, or at all.

Exploration Contracts

We currently hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively.

NORI.    NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd, a leading mining consulting firm, to undertake an Initial Economic Assessment of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.

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

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company, and we do not anticipate earning revenues (other than potential service revenue) until NORI receives an exploitation contract and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to finalization of ISA regulations to allow for commercial exploitation, approval of an application for the ISA exploitation contract, development of environmental regulations associated with our business and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” and Item 1A entitled “Risk Factors” included in this Annual Report.

Impact of Climate Change

We are committed to adopting the Task Force on Climate-Related Financial Disclosures recommendations. In our Impact Report, we provided climate-related disclosure and shared how our vision is aligned with supporting the global energy transition and contributing to a circular metals economy. We recognize that climate change may have a meaningful impact on our financial performance over time, and we continue the process of assessing key risks and corresponding action plans to mitigate their negative impact of climate change on our operations.

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

To support the EV and battery storage value chain, we are seeking to close the emerging supply gap of the critical metals contained in nodules needed for the transition to renewable energy and adoption of EVs. We plan to take advantage of this opportunity to supply these potentially lower carbon critical metals, avoid deforestation, and help reduce the cost of batteries.

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

Impact of Global Inflation

The global inflation rate rose sharply in 2022, and stayed relatively high in 2023 and 2024, marine fuel prices and vessel day rates remained high and have increased our exploration expenses beyond what was originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $81.9 million for the year ended December 31, 2024, compared to a net loss of $73.8 million in the prior year. We have an accumulated deficit of approximately $631.4 million from inception through December 31, 2024.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue (other than potential service revenue) until NORI receives an exploitation contract and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

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

Fees and Interest on Borrowings and Credit Facilities

Fees and interest on borrowings and credit facilities represent interest charged on our short-term debt and interest and underutilization fees associated with our credit facilities.

Foreign Exchange Loss

The foreign exchange income or loss for the periods primarily relates to our cash held in Canadian dollars and to the settlement of costs incurred in foreign currencies, depending on either the strengthening or weakening of the U.S. dollar.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liabilities primarily consists of the change in the fair value of the 9,500,000 warrants issued to Sustainable Opportunities Holdings LLC concurrently with SOAC’s initial public offering (the “Private Warrants”). For accounting purposes, we were considered to have issued the Private Warrants as part of the Business Combination, and we are required to re-measure the fair value of our Private Warrants at the end of each reporting period.

Results of Operations

Comparison of the periods ended December 31, 2024 and 2023

	For the Three Months Ended			For the Year Ended
(Dollar amounts in thousands,	December 31,			December 31,
except as noted)	2024	2023	% Change	2024	2023	% Change
Exploration and evaluation expenses	$8,304	$26,677	(69)%	$50,643	$49,849	2%
General and administrative expenses	8,044	6,582	22%	30,644	22,540	36%
Equity-accounted investment loss	29	96	(70)%	226	571	(60)%
Loss on termination of contract	199	—	N/A	199	—	N/A
Change in fair value of warrants liability	46	(228)	120%	(1,057)	986	(207)%
Foreign exchange (loss) gain	(1,782)	244	(830)%	(1,186)	310	(483)%
Interest income	(51)	(205)	(75)%	(176)	(1,297)	(86)%
Fees and interest on borrowings and credit facilities	1,224	252	386%	2,602	781	233%
Tax expense	48	41	17%	48	41	17%
Loss for the year, after tax	$16,061	$33,459	(52)%	$81,943	$73,781	11%

Full Year 2024 compared to Full Year 2023

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the year ended December 31, 2024 were $50.6 million, or $0.8 million higher than the same period in 2023. The spending in 2024 as compared to the prior year reflects an increase of $7.5 million in mining, technological and process development mostly due to costs incurred for resource definition during Campaign 8, higher share-based compensation of $5.4 million primarily due to the amortization of the fair value of RSUs and options granted to officers in the second quarter of 2024. This was offset by lower spending on environmental studies as the cost for Campaign 8 which commenced in the fourth quarter of 2023 was completed in the first quarter of 2024 and was lower than the cost of the environmental work in 2023 following the completion of the NORI pilot nodule collection system test.

General and Administrative (“G&A”) Expenses

G&A expenses for the year ended December 31, 2024 were $30.6 million compared to $22.5 million for the same period in 2023. The increase of $8.1 million in G&A expenses was mainly the result of an increase in share-based compensation of $5.7 million due to the amortization of the fair value of RSUs and options granted to directors and officers in the second quarter of 2024, higher consulting and advisory fees of $1.9 million and higher personnel costs of $0.8 million. This increase was partially offset by decreased travel and insurance costs incurred in 2024 compared to the same period in 2023.

Interest Income

During 2024, we earned interest of $0.2 million, as compared to $1.3 million in 2023, mainly from the investment of our cash on hand.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of the 9,500,000 Private Warrants. The credit recorded in 2024 reflects the decrease in the market price of our warrants.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on our short-term debt borrowings was $0.2 million in the year ended December 31, 2024 ($nil for the same period of 2023), while interest on drawn amounts on our credit facilities was $0.3 million and underutilization fees on these same facilities was $2.1 million in the year ended December 31, 2024 ($nil and $0.8 million over the same period in 2023, respectively).

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, and the issuance of convertible debentures. As of December 31, 2024, we had cash on hand of $3.5 million.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D, and by negotiating the settlement of program expenditures with our equity whenever possible, and by utilizing existing assets for offshore and onshore production.

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

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance towards our application to the ISA for an exploitation contract and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our credit facility with ERAS Capital LLC and Gerard Barron, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Annual Report. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in external business environment.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. No funds were raised from the Sales Agreement in the fourth quarter of 2024, while for the 2024 year, we sold 3,251,590 Common Shares for gross proceeds of $4.9 million under this offering.

On March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 and March 22, 2024, pursuant to which, we were able to borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the 2023 Credit Facility bore interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We agreed to pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2023 Credit Facility. We had the right to pre-pay the entire amount outstanding under the 2023 Credit Facility at any time, before the 2023 Credit Facility’s stated maturity of August 31, 2025. The 2023 Credit Facility also contained customary events of default. No amounts had been drawn under the 2023 Credit Facility. Pursuant to the Letter Agreement we entered into on March 24, 2025, we and Argentum Cedit Virtuti GCV agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay the underutilization fee thereunder.

On August 14, 2023, we entered into a securities purchase agreement for a Registered Direct Offering of our Common Shares and Class A Warrants (the “2023 Offering”). The purchase price for each Common Share and Class A Warrant to purchase 0.5 Common Shares was $2.00 per unit. The exercise price to purchase one Common Share under the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement. No investor elected to exercise its right to purchase additional Common Shares and accompanying Class A Warrants on or before September 15, 2023 under the terms of the securities purchase agreement. As of December 31, 2023, we had received gross proceeds of $15.9 million (approximately $14.6 million net of transaction fees) in the Registered Direct Offering. We received the remaining $9 million of gross proceeds on January 31, 2024, from an investor affiliated with us. As a result of the 2024 Purchase Agreement (as described below), the exercise price of the Class A Warrants was reset to $2.00 as the down round feature of the Class A Warrants agreement was triggered.

On March 22, 2024, we entered into the 2024 Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders), from time to time (was initially $20 million in the aggregate ($10 million from each of the 2024 Lenders), subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025.

The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility to increase the borrowing limit to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit was due to return to the initial $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from 4% to 6.5% on any undrawn amounts under the 2024 Credit Facility. On January 30, 2025, we repaid $1.8 million from the drawn amount, leaving a balance of $2.5 million drawn under the 2024 Credit Facility, as of the date of this Annual Report. With the January 2025 repayment, the borrowing limit on the 2024 Credit Facility was reduced to $36.2 million ($17.2 million from Gerard Barron and $19 million from ERAS Capital LLC). On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

On May 27, 2024, we entered into a short-term loan agreement with the Lender (Argentum Cedit Virtuti GCV), an affiliate of Allseas. In accordance with the agreement, the Lender provided a short-term loan amounting to $2 million (the “Loan”) on May 30, 2024. The Loan takes priority over the 2024 Credit Facility. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, Company repaid the entire Loan amounting to $2 million and the accrued interest amounting to $46 thousand.

On September 9, 2024, we entered into a Working Capital Loan Agreement with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between us and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at our election). On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into the Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under the Working Capital Loan Agreement was extended to September 30, 2025.

On November 14, 2024, we entered into a securities purchase agreement (the “2024 Purchase Agreement”) with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering. The offering price was $1.00 per Share, with each Share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance. On November 26, 2024, we entered into the First Amendment to the 2024 Purchase Agreement, pursuant to which we agreed to sell and issue an additional 2,400,000 common shares and accompanying Class B Warrants to purchase 1,200,000 common shares to new investors on the same terms and conditions as initially offered. Including the First Amendment to the 2024 Purchase Agreement, we agreed to sell and issue in aggregate 19,900,000 common shares and Class B Warrants to purchase 9,950,000 common shares. Pursuant to the 2024 Purchase Agreement, we agreed not to issue any Common Shares or Common Share equivalents with an effective price of less than $1.00 per share until May 18, 2025. As at December 31, 2024, we received gross proceeds of $14.9 million (net proceeds of $14.2 million, after offering expenses), with the final $5 million of gross proceeds received on February 6, 2025.

We may receive up to approximately $309.1 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants and the Class B Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants and Class B Warrants is $2.00 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire and we will not receive any proceeds from the excise thereof.

Cash Flows Summary

Comparison of the Periods Ended December 31, 2024 and December 31, 2023

The following table summarizes our sources and uses of cash for the three and twelve months ended December 31, 2024 and December 31, 2023.

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Year Ended
(thousands)	December 31,		December 31,
	2024	2023	2024	2023
Net cash (used in) operating activities	$(13,791)	$(15,214)	$(43,468)	$(59,573)
Net cash (used in) investing activities	$(50)	$(403)	$(515)	$(578)
Net cash (used in) provided by financing activities	$17,373	$(150)	$40,686	$20,066
Increase (decrease) in cash	$3,532	$(15,767)	$(3,297)	$(40,085)

Full Year 2024 compared to Full Year 2023

Cash flows used in Operating Activities

For the year ended December 31, 2024, major operating activities over this period involved Campaign 8, as well as advanced work on engineering and pre-feasibility studies as we advance towards our application to the ISA for a NORI exploitation contract and prepare for potential future commercial production. Net cash used in operating activities in the year ended December 31, 2024, amounted to $43.5 million, and consisted mainly of $14.7 million on Campaign 8 and various environmental work, $11.7 million on personnel costs, $9.2 million on legal, advisory and consulting, $2.4 million for sponsorship, training and stakeholder engagement support, $1.9 million spent on engineering and pre-feasibility studies, $1.7 million on communication and business development expenses, $0.9 million on and additional payments of $1.8 million for various expenses.

For the year ended December 31, 2023, operating activities focused mainly on the continuation of environmental work following the completion of the NORI integrated collector test, as well as progressing on engineering work and pre-feasibility studies on the project. Net cash used in operating activities in the year ended December 31, 2023, amounted to $59.6 million, and consisted mainly of $32.2 million on various environmental work, $9.3 million on personnel costs, $4.4 million on legal costs, $3.2 million for sponsorship, training, and stakeholder engagement support, $2.8 million spent on engineering and pre-feasibility studies, $1.9 million on communication and business development and additional payments of $5.8 million for various expenses.

Cash flows used in/provided by Investing Activities

Net cash used in investing activities in the year ended December 31, 2024 was $0.5 million, representing the purchase of equipment. In the comparative year ended December 31, 2023, cash used in investing activities was $0.6 million for the purchase of equipment.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $40.7 million, which comprised of net proceeds received from the Registered Direct Offering announced in November 2024 of $14.7 million, net proceeds of $8.8 million from the 2023 Offering, proceeds from short-term debt and credit facilities of $11.8 million, proceeds from shares issued from ATM of $4.9 million and proceeds from the exercise of stock options and employee stock plans of $0.5 million. The year ended December 31, 2023 represents mainly cash received from the Registered Direct Offering of $14.7 million and cash received of $5 million on closing of our investment in Low Carbon Royalties.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: NORI is currently implementing its approved five-year plan. The cost of the estimated work plan for 2025 onwards is dependent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date. NORI’s exploration contract expires on July 21, 2026. NORI is required to submit an application for extension no later than six months before the expiration of the contract. NORI intends to submit an application for a five-year extension in 2025.

TOML Exploration Contract

As part of the TOML Exploration Contract with the ISA, TOML submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: TOML is currently implementing its approved plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports.

Regulatory Obligations Relating to Exploration Contracts

Both TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA, and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

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

Through December 31, 2024, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Borrowing with Company Related to Allseas

2023 Credit Facility

As described above, on March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25.0 million pursuant to the terms and conditions of the 2023 Credit Facility, as amended, which has a maturity date of August 31, 2025. On August 16, 2024, we entered into the Third Amendment to the 2023 Credit Facility, to increase the borrowing limit of the 2023 Credit Facility to $27.5 million. Under the terms of the Third Amendment, upon closing of the November 2024 Registered Direct Offering discussed above, the borrowing limit returned to $25 million. There was no outstanding balance under the 2023 Credit Facility as at December 31, 2024. Pursuant to the Letter Agreement entered into on March 24, 2025, we agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay Argentum Cedit Virtuti GCV the underutilization fee thereunder.

2024 Short-Term Loan and Working Capital Loan

On May 27, 2024, we entered into a short-term loan agreement with Argentum Cedit Virtuti GCV whereby we borrowed $2 million (the “Loan”) on May 30, 2024. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, we repaid the entire Loan amounting to $2 million and the accrued interest.

On September 9, 2024, we entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between us and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Original Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Original Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Original Repayment Date, at our election). On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into a Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the Original Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest now repayable on that date.

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, we entered into an Unsecured Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024 to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, we entered into the Third Amendment to, among other things,increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

During the year ended December 31, 2024, we have drawn $4.3 million from the 2024 Credit Facility and incurred $0.2 million as interest expense. During 2024, we incurred $1.1 million, as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down at the time such fees are payable. During 2024, we repaid interest amounting to $25 thousand, and underutilization fees amounting to $0.1 million to the 2024 Lenders. On January 31, 2025, we repaid the drawn amount and outstanding interest on the 2024 Credit Facility amounting to $1.8 million and $0.1 million, respectively.

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

Valuation of Warrants Liability

We re-measure the fair value of the Private Warrants at the end of each reporting period. The fair value of the Private Warrants is estimated using a Black-Scholes option pricing model whereby the expected volatility is estimated by using a blended volatility calculated by assigning equal weights to both implied volatility of our Public Warrants and the historical volatility of our common share price. The expected volatility was estimated using a binomial model based on consideration of the implied volatility from our Public Warrants, adjusted to account for the call feature of the Public Warrants at prices above $18.00 during 20 trading days within any 30-trading-day period and historical volatility of the share price of our Common Shares.

Evaluation of Going Concern

We assess quarterly whether we have the ability to meet its committed cash requirements for the next twelve months and continue to operate as a going concern. This assessment requires the use of forecasts of our business activities and related estimates of future cost obligations which can be subject to change. Changes in these assumptions could have a material impact on our assessment and related disclosures.

Recent Accounting Pronouncements

See Note 5 to the audited consolidated financial statements included in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2025 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period at least through the end of the 2025 fiscal year, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at December 31, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMC the metals company Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada

March 27, 2025

TMC the metals company Inc.

Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

		As at	As at
		December 31,	December 31,
ASSETS	Note	2024	2023
Current
Cash		$3,480	$6,842
Receivables and prepayments	6	1,851	1,978
		5,331	8,820
Non-current
Exploration contracts	10	42,951	43,150
Right of use asset	8	3,814	5,721
Equipment	7	771	1,133
Software	7	1,928	1,643
Investment	9	8,203	8,429
		57,667	60,076

TOTAL ASSETS		$62,998	$68,896

LIABILITIES
Current
Accounts payable and accrued liabilities	12	42,754	31,334
Short-term debt	8, 20	11,775	—
		54,529	31,334
Non-current
Deferred tax liability	10	10,675	10,675
Royalty liability	9	14,000	14,000
Warrants liability	15	912	1,969
		25,587	26,644

TOTAL LIABILITIES		$80,116	$57,978

EQUITY
Common shares (unlimited shares, no par value – issued: 340,708,460 (December 31, 2023 – 306,558,710))	16	477,217	438,239
Class A - J Special Shares		—	—
Additional paid in capital		138,303	122,797
Accumulated other comprehensive loss		(1,203)	(1,216)
Deficit		(631,435)	(548,902)
TOTAL EQUITY		(17,118)	10,918

TOTAL LIABILITIES AND EQUITY		$62,998	$68,896

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 21)

Subsequent Events (Note 25)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

		For the year ended	For the year ended
		December 31,	December 31,
	Note	2024	2023
Operating expenses
Exploration and evaluation expenses	10	$50,643	$49,849
General and administrative expenses	11	30,644	22,540
Operating loss		81,287	72,389

Other items
Equity-accounted investment loss	9	226	571
Loss on termination of contract	10	199	—
Change in fair value of warrant liability	15	(1,057)	986
Foreign exchange loss (gain)		(1,186)	310
Interest income		(176)	(1,297)
Fees and interest on borrowings and credit facilities	8, 20	2,602	781

Loss and comprehensive loss for the year, before tax		$81,895	$73,740

Tax Expense	24	48	41

Loss and comprehensive loss for the year		$81,943	$73,781

Loss per share - Basic and diluted		$0.25	$0.26

Weighted average number of common shares outstanding – basic and diluted		321,875,050	288,643,700

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

	Common Shares		Additional	Accumulated Other
For the year ended December 31, 2024	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$122,797	$(1,216)	$(548,902)	$10,918
Shares and warrants issued under Registered Direct Offering, net of expenses (Note 13)	19,400,000	17,190	6,023	—	—	23,213
Adjustment to Class A Warrant (Note 15)	—	—	590	—	(590)	—
Conversion of restricted share units, net of shares withheld for taxes (Note 17)	10,734,581	14,954	(14,954)	—	—	—
Shares issued as per At-the-Market Equity Distribution Agreement (Note 14)	3,251,588	4,866	—	—	—	4,866
Exercise of stock options (Note 17)	715,772	1,891	(1,428)	—	—	463
Share purchase under Employee Share Purchase Plan (Note 17)	47,809	77	(38)	—	—	39
Share-based compensation and expenses settled with equity (Note 17)	—	—	25,313	—	—	25,313
Foreign currency translation adjustment	—	—	—	13	—	13
Loss for the year	—	—	—	—	(81,943)	(81,943)
December 31, 2024	340,708,460	$477,217	$138,303	$(1,203)	$(631,435)	$(17,118)

	Common Shares		Additional	Accumulated Other
For the year ended December 31, 2023	Shares	Amount	Paid in Capital	Comprehensive Loss	Deficit	Total
January 1, 2023	266,812,131	$332,882	$184,960	$(1,216)	$(475,121)	$41,505
Shares issued to Allseas	15,000,000	15,910	—	—	—	15,910
Exercise of warrant by Allseas	11,578,620	70,016	(69,900)	—	—	116
Shares and warrants issued under Registered Direct Offering, net of expenses	7,961,540	11,420	3,179	—	—	14,599
Conversion of restricted share units, net of shares withheld for taxes	4,912,747	7,720	(7,690)	—	—	30
Share purchase under Employee Share Purchase Plan	173,672	147	(45)	—	—	102
Exercise of stock options	120,000	144	(67)	—	—	77
Share-based compensation and expenses settled with equity	—	—	12,360	—	—	12,360
Loss for the year	—	—	—	—	(73,781)	(73,781)
December 31, 2023	306,558,710	$438,239	122,797	$(1,216)	$(548,902)	$10,918

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Cash Flows

(in thousands of US Dollars)

		For the year ended	For the year ended
		December 31,	December 31,
	Note	2024	2023
Cash provided by (used in)

Operating activities
Loss for the year		$(81,943)	$(73,781)
Items not affecting cash:
Amortization	7	362	360
Lease Expense	8	1,907	795
Accrued interest on credit facilities	8, 20	416	—
Share-based compensation and expenses settled with equity	17	25,313	12,360
Equity-accounted investment loss	9	226	571
Change in fair value of warrants liability	15	(1,057)	986
Loss on termination of contract	10	199	—
Unrealized foreign exchange		(1,222)	(51)
Interest paid on Short-Term Debt	8	(73)	—
Changes in working capital:
Receivables and prepayments		127	748
Accounts payable and accrued liabilities		12,277	(1,561)
Net cash used in operating activities		(43,468)	(59,573)

Investing activities
Acquisition of equipment and software	7	(515)	(578)
Net cash used in investing activities		(515)	(578)

Financing activities
Proceeds from registered direct offering	13	23,900	15,923
Expenses paid for registered direct offering	13	(357)	(1,182)
Proceeds from Shares issued from ATM	14	4,866	—
Proceeds from drawdown of Credit Facilities	20	4,275	—
Proceeds from Drawdown of Allseas Short-Term Debt	8	2,000	—
Repayment of Allseas Short-Term Debt	8	(2,000)	—
Proceeds from drawdown of Allseas Working Capital Loan Agreement	8	7,500	—
Proceeds from Low Carbon Royalties Investment		—	5,000
Proceeds from employee stock plans	17	39	102
Proceeds from exercise of stock options	17	463	77
Proceeds from exercise of warrants by Allseas		—	116
Proceeds from issuance of shares		—	30
Net cash provided by financing activities		40,686	20,066

Decrease in cash		$(3,297)	$(40,085)
Impact of exchange rate changes on cash		(65)	51
Cash - beginning of year		6,842	46,876
Cash - end of year		$3,480	$6,842

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

1.	Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) has been operating as a corporation under the laws of the province of British Columbia, Canada since September 9, 2021. The Company’s corporate office, registered address and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

The Company is a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), located approximately 1,300 nautical miles southwest of San Diego, California. These nodules contain four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel and cobalt sulfates, or intermediary nickel-copper-cobalt matte, or nickel-copper-cobalt alloy) for electric vehicles (“EV”) and energy storage markets, (ii) copper cathode for EV wiring, energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel production.

Exploration and exploitation of seabed minerals in international waters is regulated by the International Seabed Authority (“ISA”), an intergovernmental organization established pursuant to the 1994 Agreement Relating to the Implementation of the United Nations Convention on the Law of the Sea. The ISA grants contracts to sovereign states or to private contractors who are sponsored by a sovereign state. The Company’s wholly owned subsidiary, Nauru Ocean Resources Inc. (“NORI”), was granted an exploration contract (the “NORI Exploration Contract”) by the ISA in July 2011 under the sponsorship of the Republic of Nauru (“Nauru”) giving NORI exclusive rights to explore for polymetallic nodules in an area covering 74,830 square kilometers in the CCZ (“NORI Area”). On March 31, 2020, the Company acquired Tonga Offshore Mining Limited (“TOML”), which was granted an exploration contract (the “TOML Exploration Contract”) by the ISA in January 2012 under the sponsorship of the Kingdom of Tonga (“Tonga”) and has exclusive rights to explore for polymetallic nodules covering an area of 74,713 square kilometers in the CCZ (“TOML Area”). In 2013, the Company through its subsidiary DeepGreen Engineering Pte. Ltd. (“DGE”) entered into an option agreement (the “Marawa Option Agreement”) with Marawa Research and Exploration Limited (“Marawa”) which granted DGE exclusive rights to manage and carry out all exploration and exploitation in the Marawa Area in return for a royalty payable to Marawa. On November 14, 2024, DGE issued a formal termination notice to Marawa pursuant to DGE’s right to terminate for convenience under the Agreement. The termination became effective on January 14, 2025.

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

The comparative figures reported in the Consolidated Balance Sheet for software development costs and equipment have been reclassified to conform to the current year’s presentation.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Basis of Measurement

These consolidated financial statements have been prepared under the historical cost convention, except for warrants liability and royalty liability that have been measured at fair value and are presented in United States (“US”) dollars.

Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries. The principal subsidiaries of the Company, their activities, and their geographic locations as at December 31, 2024, were as follows:

			Proportion of
			Interest Held
Subsidiary(1)	Principal Activity	Location	by the Company
DeepGreen Engineering Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen Metals ULC	Mineral exploration	Canada	100%
The Metals Company USA, LLC	Holding Company	USA	100%
DeepGreen TOML Holding 1 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Holding 2 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Singapore Ltd.	Mineral exploration	Singapore	100%
Koloa Moana Resources Ltd.	Holding Company	Canada	100%
Nauru Ocean Resources Inc.	Mineral exploration	Republic of Nauru	100%
Offshore Minerals Pty. Ltd.	Mineral exploration	Australia	100%
The Metals Company Australia Pty Ltd	Holding Company	Australia	100%
TMC The Metals Company UK Limited	Holding Company	United Kingdom	100%
Tonga Offshore Mining Limited	Mineral exploration	Kingdom of Tonga	100%
Seafloor Mineral Ventures (2)	Mineral exploration	Indonesia	100%
(1)	The Company’s wholly owned subsidiaries Nauru Education and Training Foundation Inc. and Nauru Health and Foundation Inc. were voluntarily dissolved on June 30, 2024.
(2)	PT Seafloor Mineral Ventures was incorporated on May 17, 2024.

All intra-group balances have been eliminated on consolidation.

3.	Significant Accounting Policies
i.	Foreign Currencies

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

reflected in these consolidated financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of incentive stock options (Note 17), as well as the valuation of warrants liability (Note 15), and the valuation of the royalty liability (Note 9). Actual results could differ materially from those estimates.

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

The Company’s financial instruments consist of cash and cash equivalents, receivables, short-term debt, accounts payable and accrued liabilities which are recorded at cost as well as royalty liability and warrants to acquire common shares of the Company which are measured at fair value.

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

There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As at December 31, 2024, and 2023, the carrying values of cash, receivables, short-term debt, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability and warrants which are recorded at fair value as disclosed in Note 9.

vi.	Cash and Cash Equivalents

Cash includes cash on hand and term deposits with a remaining term to maturity at acquisition of three months or less. As at December 31, 2024 and 2023, the Company had no cash equivalents.

vii.	Equipment and Software

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

Software is currently under development and is stated at cost. The software will be used to monitor nodule collection on the sea floor. The Company will amortize the cost of the software over its useful life after it is put in use, on commencement of nodule collection and treatment at a commercial scale.

viii.	Exploration Contracts

The Company is in the exploration stage with respect to its investment in exploration contracts and follows the practice of capitalizing costs related to the acquisition of such exploration contracts. The cost of exploration contracts will be charged to operations using a unit-of-production method based on proven and probable reserves once commercial production commences in the future. The Company evaluates impairment indicators on its exploration contracts at each reporting period and adjusts its carrying value if an impairment is identified.

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

For stock options and restricted share units issued with performance conditions (Note 17), the Company recognizes share-based compensation cost when the specific performance targets become probable of being achieved using the accelerated attribution method. When these costs relate to equity financing, they are netted against share capital as a share issuance cost. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant date using a Black-Scholes option-pricing model.

For stock options and restricted share units issued with market conditions (Note 17), the Company recognizes share-based compensation cost over the expected achievement period for the related market capitalization milestone determined on the grant date. If the related market capitalization milestone is achieved earlier than its expected achievement period, then any unamortized share-based compensation cost for that milestone is recognized at that time. The fair value of market-based stock option awards is estimated on the grant date using Monte-Carlo simulations.

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

The Company accounts for the Public Warrants and Private Warrants (as defined below) in accordance with the guidance contained in ASC 815 (Subtopic 40), Derivative and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), and the U.S. Securities and Exchange Commission (“SEC”) Division of Corporation Finance’s April 12, 2021 Public Statement, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SEC Statement”), under which the 15,000,000 common share warrants issued by the Company as part of the units offered in its initial public offering (“Public Warrants”) were determined to meet the criteria for equity classification, while the 9,500,000 private placement common share warrants issued by the Company in a private placement simultaneously with the closing of the initial public offering (“Private Warrants”) did not meet the criteria for equity classification and were recorded as liabilities. Specifically, the terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Warrants from being classified in equity and should be classified as a liability. Accordingly, the Company classified the Private Warrants as liabilities measured at fair value and adjusts the Private Warrants to their fair value at the end of each reporting period. Fair value changes in the Private Warrants are recognized in the Company’s statement of loss and comprehensive loss.

The Company issued Class A Warrants and Class B Warrants in 2024. The Class A Warrants and Class B Warrants met the criteria for equity classification and were recorded under additional paid in capital (Note 15).

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

xiii.Leases

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

xiv.Investments

The Company consolidates investments over which it has control in accordance with ASC 810, Consolidation (“ASC 810”). Where the Company does not have control over the investment, but has significant influence, the Company records the investment in accordance with ASC 323, Investments-Equity Method and Joint Ventures, whereby, after recording the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. The value of the equity method investments is impaired if it is determined that there is an other-than-temporary decline in value.

xv. Short term debt

The Company records borrowings under its short-term debt and line of credit at the amount drawn, net of any directly attributable financing costs. Interest expense is recognized as incurred based on the interest rate specified in the debt and line of credit agreements (Notes 8 and 20). Short-term debt and outstanding balances under the line of credit, are stated under Short-term debt and classified as a current liability. The accrued interest payable amount on the short-term debt and line of credit is disclosed under Accounts payable and accrued liabilities and classified as current liability.

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

The fair market value of share-based awards granted to employees, non-employees and directors is based on the closing market price of the Company’s shares, on the date these were granted (Note 17).

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

iii.Valuation of Warrants

The Company re-measures the fair value of the Private Warrants at the end of each reporting period (Note 15). The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model whereby the expected volatility was estimated using a binomial model that assigned equal weight to the implied volatility of the Company’s Public Warrants, adjusted for the call feature triggered at prices above $18.00 over 20 trading days within any 30-day period, and the historical volatility of the common share price.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

During the year the Company issued Class A warrants and Class B warrants (Note 15). The warrants were valued using a Monte Carlo simulation by running 250,000 trials. The model assumed that the Company’s share price follows geometric Brownian motion which is a standard assumption used in Monte Carlo univariate pricing models. The valuation was calculated under a risk-neutral framework using a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve for a term until the expiry of the Warrants. The Company’s share price was simulated up to the expiration date using a blended volatility, calculated by assigning equal weights to both implied volatility of the Company’s Public Warrants and the historical volatility of the Company’s share price.

iv.Valuation of Royalty Liability

The Company re-measures the fair value of its royalty liability at each reporting date (Note 9). As NORI is in an advanced exploration stage and pre-production, the fair value of the royalty liability is measured by using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value of its royalty liability at the reporting date.

5.Recent Accounting Pronouncements Issued and Adopted

In November 2023, Accounting Standard Update (“ASU”) 2023-07 was issued which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses and assets. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The adoption of this update did not have a material impact on the Company’s consolidated financial statements or disclosures.

6.	Receivables and Prepayments

The amounts of outstanding receivables and prepayments at December 31, 2024 and 2023 are as follows:

	December 31 2024	December 31 2023
Taxes and other receivables	$249	$467
Prepayments	1,602	1,511
	$1,851	$1,978

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

7.	Equipment and Software

The movements in the Company’s capital equipment are as follows:

Cost	Equipment	Software (1)
December 31, 2022	$2,963	$863
Additions	331	780
December 31, 2023	$3,294	$1,643
Additions	—	285
December 31, 2024	$3,294	$1,928

Accumulated depreciation
December 31, 2022	$(1,801)	$—
Amortization for the year	(360)	—
December 31, 2023	$(2,161)	$—
Amortization for the year	(362)	—
December 31, 2024	$(2,523)	$—

Net book value
As at December 31, 2023	$1,133	$1,643
As at December 31, 2024	$771	$1,928
(1)	The software is under development and not in use.

8.	Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. During the year ended December 31, 2024, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $11.9 million, as part of the development of the commercial nodule collection system: these costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 10) (2023: $12.1 million).

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

For the year ended December 31, 2024, the Company has recognized $1.9 million as lease expense recorded as exploration and evaluation expense (December 31, 2023: $0.8 million).

As at December 31, 2024, the net amount of the lease liability was $nil and right-of-use asset is as follows:

Lease Liability
Balance as at August 1, 2023	$6,515
Payments made on August 14, 2023, by issuing 4.15 million common shares	6,515
Balance as at December 31, 2023 and 2024	$—

Right-of-use Asset
Balance as on August 1, 2023	$6,515
Lease expense during the year	794
Balance as at December 31, 2023	$5,721
Lease expense during the year	1,907
Balance as at December 31, 2024	$3,814

2023 Credit Facility and Loan Agreements with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“2023 Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. (“Allseas Investments”) and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the 2023 Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus a margin of 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2023 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2023 Credit Facility at any time before the 2023 Credit Facility’s maturity. The Company has the ability to settle certain charges under the 2023 Credit Facility in cash or in equity at the discretion of the Company. The 2023 Credit Facility also contains customary events of default. On March 22, 2024, the Company entered into the Second Amendment to the Unsecured Credit Facility with the Lender, to extend the 2023 Credit Facility to August 31, 2025 and to provide that the underutilization fee thereunder shall cease to be payable after the date on which the Company or the Lender gives notice of termination of the agreement. Under the amended 2023 Credit Facility, the Company may borrow from the Lender up to $25 million in the aggregate through August 31, 2025. On August 16, 2024, the Company entered into the Third Amendment to the 2023 Credit Facility, to increase the borrowing limit of the 2023 Credit Facility to $27.5 million. On November 14, 2024, as a result of the 2024 Registered Direct Offering (Note 13) the borrowing limit of the 2023 Credit Facility was returned to $25 million.

During the year ended December 31, 2024, the Company has not drawn any amount from the 2023 Credit Facility and has incurred $1 million as underutilization fees (December 31, 2023: $0.8 million).

On May 27, 2024, the Company entered into a short-term loan agreement with the Lender. In accordance with the agreement, the Lender provided a short-term loan to the Company amounting to $2 million (the “Short-Term Loan”) on May 30, 2024. The Short-Term Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, Company repaid the entire Loan of $2 million and the accrued interest amounting to $46 thousand., which was recorded as interest expense.

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company of $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and for the repayment of all outstanding amounts under the Short-Term Loan between the Company and the

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Lender. The Working Capital Loan is payable to Allseas Investments on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On October 18, 2024, the Company entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by the Company and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, the Company entered into a Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest now repayable on that date. Additionally, under the same Letter Agreement, the Company and Argentum Cedit Virtuti GCV agreed to cancel the unsecured credit facility established under the 2023 Facility Agreement with no outstanding amounts remaining, other than the Company’s obligation to pay Argentum the Underutilization Fee. During the year ended December 31, 2024, the Company incurred $0.2 million as interest expense.

As at December 31, 2024, the total amount payable to Allseas and its affiliates was $33.3 million, with $7.5 million of this amount recorded as short-term debt and the remaining balance recorded in accrued liabilities in the Consolidated Balance Sheet (Note 12) (December 31, 2023: $13.8 million, recorded as accrued liabilities). As at December 31, 2024, Allseas and its affiliates owned 53.8 million TMC common shares (2023: 53.8 million TMC common shares) which constituted 15.8% (December 31, 2023: 17.6%) of total common shares outstanding.

9.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties Inc. (“Low Carbon Royalties”). In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received 35.0% of the common shares issued by Low Carbon Royalties and $5 million in cash, as of the Closing Date. On March 21, 2023, Low Carbon Royalties acquired additional gross overriding royalties on natural gas fields in Latin America. The royalty acquisitions were financed through the issuance of Low Carbon Royalties common shares to the third-party vendor of such royalties, thereby reducing the Company’s ownership in the Partnership to 32% from 35%. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each have a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

As a condition of closing the Royalty Agreement, the parties entered into an agreement with Low Carbon Royalties to mitigate risks associated with the potential termination of the exploitation license granted for one of the royalty-producing natural gas fields in Latin America (the “Exploitation License”). As per the agreement, 5 million contingent value rights (“CVR”) were issued to NORI. The CVR would convert into 5 million additional shares of Low Carbon Royalties all of which would be issued to NORI, in the event the Exploitation License is found, in a final decision, to be invalid by the Colombian National Agency of Hydrocarbons prior to the earlier of (1) five years from the issuance of the CVR and (2) the date Low Carbon Royalties becomes a publicly listed entity.

Based on the fair value of the NORI Royalty granted and the cash received, the Company recorded $9 million as investment in Low Carbon Royalties on the Closing Date. For the year ended December 31, 2024, the Company’s share of the net loss generated by the Low Carbon Royalties was $ 0.2 million (2023: 0.6 million).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Investment
Fair value of NORI Royalty	$14,000
Cash received	(5,000)
Cost of Investment on Closing Date	9,000
Equity-accounted investment loss for the year ended 2023	(571)
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the year ended 2024	(226)
Investment as at December 31, 2024	$8,203

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at December 31, 2024 remained unchanged at $14 million.

Financial results of Low Carbon Royalties as at and for the years ended December 31, 2024 and 2023 are summarized below:

	As at	As at
	December 31,	December 31,
	2024	2023
Current Assets	$1,660	1,091
Non-Current Assets	25,277	26,315
Current Liabilities	—	131

	Year ended
	December 31,	December 31,
	2024	2023
Royalty Income	$1,459	399
Total Revenue	1,515	480
Comprehensive Loss for the Year	$(689)	(1,747)

10.	Exploration Contracts

Significant Exploration Agreements

NORI Exploration Contract:

The Company’s wholly-owned subsidiary, NORI, was granted the NORI Exploration Contract on July 22, 2011 under the sponsorship of Nauru. The contract application fee of $0.3 million, provides NORI with exclusive rights to explore for polymetallic nodules in the NORI Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms (Note 21) and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area.

NORI has a right to renounce, without penalty, in whole or part of its rights in the NORI Area at any time and therefore does not have a fixed commitment with relation to the NORI Exploration Contract (Note 21).

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

Reconciliation – Exploration Contracts

A reconciliation of the Company’s capitalized exploration contracts is as follows:

		Marawa
	NORI	Option	TOML
	Contract	Agreement	Contract	Total
December 31, 2023	$250	$199	$42,701	$43,150
Termination of Marawa Agreement	—	(199)	—	(199)
December 31, 2024	$250	$—	$42,701	$42,951

The detail of exploration and evaluation expenses is as follows:

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the year ended December 31, 2024	Contract	Agreement	Contract	Total
Environmental Studies	$2,891	$270	$73	$3,234
Exploration Labor	8,706	85	633	9,424
Share-Based Compensation (Note 17)	9,638	14	799	10,451
Mining, Technological and Process Development	21,173	—	1,219	22,392
Prefeasibility Studies	1,120	—	—	1,120
Sponsorship, Training and Stakeholder Engagement	2,353	115	601	3,069
Permit Application Activities	297	—	—	297
Other	640	—	16	656
	$46,818	$484	$3,341	$50,643

	NORI	Marawa	TOML
	Exploration	Option	Exploration
For the year ended December 31, 2023	Contract	Agreement	Contract	Total
Environmental Studies	$16,421	$—	$—	$16,421
Exploration Labor	7,268	227	711	8,206
Share-Based Compensation (Note 17)	4,444	146	443	5,033
Mining, Technological and Process Development	13,694	—	1,262	14,956
Prefeasibility Studies	1,345	—	—	1,345
Sponsorship, Training and Stakeholder Engagement	2,248	202	996	3,446
Other	433	—	9	442
	$45,853	$575	$3,421	$49,849

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

11.General and Administrative Expenses

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
Professional and consulting fees(1)	$8,532	$6,584
Investor relations	1,547	1,547
Office and sundry	3,047	3,503
Salaries and wages	5,813	4,995
Director fees	814	774
Share-based compensation	9,793	4,122
Transfer agent and filing fees	321	363
Travel expenses	494	609
Other expenses	283	43
General and Administrative Expenses	$30,644	$22,540

(1)Professional and consulting fees include $1.2 million of expenses settled with RSUs in 2024 (2023: $0.4 million).

12.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Accounts Payable	$6,198	$2,442
Accrued Liabilities (1)	36,556	28,892
	$42,754	$31,334
(1)	As at December 31, 2024, accrued liabilities totaled $36.5 million (December 31, 2023 - $28.9 million), of which $25.8 million relates to Allseas (Note 8) (December 31, 2023 - $13.8 million).

13.Financing Activity

2023 Registered Direct Offering

On August 14, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2023 Registered Direct Offering”) 12,461,540 common shares and issue Class A Warrants to purchase 6,230,770 common shares (“Class A Warrants”) (Note 15). Each common share and accompanying Class A Warrant were sold at a price of $2.00 per unit. The exercise price to purchase one common share under the Class A Warrants is $3.00, subject to adjustment as provided in the warrant agreement.

On January 30, 2024, the Company received the final balance of the committed funding amounting to $9 million (representing 4,500,000 common shares and 2,250,000 Class A Warrants) from an investor affiliated with the Company.

As at December 31, 2024, all common shares and Class A Warrants to purchase common shares under the 2023 Registered Direct Offering had been issued and the Company received gross proceeds amounting to $24.9 million. The Company incurred $1.3 million as offering expenses, resulting in net proceeds received of $23.6 million. Out of the total net proceeds received of $23.6 million, the net proceeds attributable to common shares were $18.9 million (Note 16) and the net proceeds attributable to Class A Warrants were $4.7 million (Note 15).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

2024 Registered Direct Offering

On November 14, 2024, the Company entered into a securities purchase agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2024 Registered Direct Offering”) 17,500,000 common shares and issue Class B Warrants to purchase 8,750,000 Common Shares (“Class B Warrants”) (Note 15). Each common share and accompanying Class B Warrant were sold at a price of $1.00 per unit. The exercise price to purchase one common share under the Class B Warrants is $2.00, subject to adjustment as provided in the 2024 Purchase Agreement.

On November 26, 2024, the Company and the requisite initial investors entered into the First Amendment to the 2024 Purchase Agreement, pursuant to which the Company agreed to sell and issue an additional 2,400,000 common shares and accompanying Class B Warrants to purchase 1,200,000 common shares to new investors on the same terms and conditions as initially offered. Including the First Amendment to the 2024 Purchase Agreement, the Company agreed to sell and issue in aggregate 19,900,000 common shares and Class B Warrants to purchase 9,950,000 common shares.

As at December 31, 2024, 14,900,000 common shares and Class B Warrants to purchase 7,450,000 common shares under the 2024 Registered Direct Offering had been issued following the receipt of gross proceeds of $14.9 million. The Company incurred $0.7 million as offering expenses, resulting in net proceeds received of $14.2 million. Out of the total net proceeds received of $14.2 million, the net proceeds attributable to common shares were $9.7 million (Note 16) and the net proceeds attributable to Class B Warrants were $4.5 million (Note 15).

On February 6, 2025, the Company received the final balance of committed funding of $5 million (representing 5,000,000 common shares and 2,500,000 Class B Warrants).

14.	Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. In 2024, the Company issued 3,251,588 common shares (2023: nil) at an average share price of $1.53, resulting in net proceeds of $4.9 million, after incurring $113 thousand as commission and fees (Note 16).

15.Warrants

Public Warrants

As at December 31, 2024, 15,000,000 Public Warrants were outstanding. Each whole Public Warrant entitles the holder to purchase one common share at a price of $11.50 per share beginning on October 9, 2021, subject to restrictions as described further. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of common shares nor any voting rights until they exercise their warrants and receive common shares.

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

As at December 31, 2024, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at December 31, 2024, 9,500,000 Private Warrants were outstanding. The Private Warrants (including the common shares issuable upon exercise of the Private Warrants) were not transferable, assignable or salable until October 9, 2021, except to permitted transferees. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:

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

The Private Warrants were valued using a Black-Scholes model, which resulted in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants was the expected volatility of the Company’s common shares. The expected volatility was estimated using a binomial model that assigned equal weight to the implied volatility of the Company’s Public Warrants, adjusted for the call feature triggered at prices above $18.00 over 20 trading days within any 30- day period, and the historical volatility of the common share price.

As at December 31, 2024, the fair value of outstanding Private Warrants of approximately $0.9 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2023	$1,969
Decrease in fair value of warrants liability	1,057
Warrants liability as at December 31, 2024	$912

As at December 31, 2024, the fair value of the Private Warrants was estimated using the following assumptions:

	December 31, 2024		December 31, 2023
Exercise price	$11.50		$11.50
Share price	$1.12		$1.10
Volatility	108.97%		105.34%
Term	1.69	years	2.69	years
Risk-free rate	4.14%		3.98%
Dividend yield	0.0%		0.0%

Class A Warrants

Under the 2023 Registered Direct Offering (Note 13) which closed on August 14, 2023, the Company issued 3,980,770 Class A Warrants to purchase common shares at an exercise price of $3.00 per share. These Class A Warrants were valued on August 14, 2023, at a fair value of $0.80 per warrant, using a Monte Carlo valuation.

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

The Class A Warrants were not determined to be liabilities under ASC 480 as they were not required to be redeemed. The Company classified the Class A Warrants as equity (per ASC 815), as the warrants entailed physical settlement and were also considered to be indexed to the Company’s share, wherein, upon exercise, a fixed number of common shares would be issued on payment of a

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

fixed exercise price. As at December 31, 2023, the Company recorded the total fair value of these Class A Warrants amounting to $3.2 million as additional paid in capital.

On January 30, 2024, the Company received the final balance of the committed funding under the 2023 Registered Direct Offering (Note 13) and on January 31, 2024, issued 2,250,000 Class A Warrants to purchase common shares at an exercise price of $3.00 per share. The Class A Warrants issued on January 31, 2024 had the same terms as the Class A Warrants issued in 2023.

The remaining 2,250,000 Class A Warrants were valued on January 31, 2024, using a Monte Carlo simulation, resulting in a fair value of $0.69 per warrant, with the total fair value of these warrants amounting to $1.6 million which was recorded as additional paid in capital.

The fair value of the Class A Warrants issued on January 31, 2024 was estimated using the following assumptions:

January 31,
2024
Exercise price	$3.00
Share price	$1.31
Call price threshold	$6.50
Volatility	105.08%
Term (years)	3.92
Risk-free rate	3.89%
Dividend yield	0.0%

The 2023 Purchase Agreement stipulates a down round feature wherein if between August 14, 2023, and December 31, 2024, the Company, or its subsidiaries issue, sell, or grant options or rights to purchase common shares or equivalents at a price lower than either i) $2.00 or ii) the exercise price in effect, the exercise price of the outstanding Class A Warrants will automatically reset to the lower of these two amounts. On reset of the exercise price, the number of shares issuable will not change. On November 14, 2024, the Company entered into the 2024 Purchase Agreement (Note 13), pursuant to which the Company agreed to sell and issue one common share and the accompanying Class B Warrant to purchase one half of a common share at a price of $1.00. As the issuance under the 2024 Purchase Agreement was less than $2.00 per common share, the down round feature of the Class A Warrants was triggered on November 14, 2024 (the “Trigger date”) and the exercise price was reset from $3.00 per share to $2.00 per share. In accordance with ASC 260, Earnings per Share, on the Trigger date, the Company measured the difference between the fair values of the Class A Warrants using an exercise price of $3.00 per share and an exercise price of $2.00 per share.

The fair values of the Class A Warrants on November 14, 2024, with an exercise price of $2.00 per share and an exercise price of $3.00 per share were $0.50 per warrant and $0.41 per warrant, respectively, and were estimated using Monte Carlo simulations based on the following assumptions:

November 14,
2024
Share price	$0.96
Call price threshold	$6.50
Volatility	106.81%
Term (years)	3.13
Risk-free rate	4.21%
Dividend yield	0.0%

The difference in the above-mentioned fair values was $0.09 per warrant, or $0.6 million in aggregate. In accordance with ASC 260, the difference in the fair values was considered to be a deemed dividend and was recorded as additional paid in capital on November 14, 2024.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As at December 31, 2024, 6,230,770 Class A Warrants were outstanding.

Class B Warrants

As a part of the 2024 Registered Direct Offering (Note 13), the Company issued 7,450,000 Class B Warrants for the purchase of common shares at an exercise price of $2.00 per share. The Class B Warrants expire on November 14, 2029. The valuation of these Class B Warrants was determined using a Monte Carlo simulation.

The Class B Warrants were valued on November 14, 2024 at a fair value of $0.60 per warrant. The fair value of the Class B Warrants was estimated using the following assumptions:

November 14,
2024
Exercise price	$2.00
Share price	$0.96
Call price threshold	$5.00
Volatility	109.38%
Term (years)	5.00
Risk-free rate	4.23%
Dividend yield	0.0%

The Class B Warrants contain a call provision under which if the Volume Weighted Average Price “VWAP” for 30 consecutive trading days exceeds $5.00, and the warrant holder does not possess material non-public information provided by the Company, the Company may call for cancellation the unexercised warrants, offering $0.0001 per Warrant Share. If conditions for the call are met, the unexercised portion of these warrants will be cancelled ten trading days after the call notice is received.

As the Class B Warrants had the same features as the above-mentioned Class A Warrants, the Company classified the Class B Warrants as equity (per ASC 815) and on November 14, 2024, recorded the fair value of the Class B Warrants amounting to $4.5 million as additional paid in capital.

There were no exercises or redemptions of the Public Warrants, Private Warrants, Class A Warrants and Class B Warrants during the year ended December 31, 2024.

As on December 31, 2024, 7,450,000 Class B Warrants were outstanding. On February 6, 2025, the Company received the final balance of committed funding and issued the remaining 2,500,000 Class B Warrants.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

16.Common Shares

Authorized and Issued

As at December 31, 2024, the authorized, issued and outstanding common shares and Special Shares of the Company are as follows:

		Issued and
	Authorized	Outstanding
Common shares	Unlimited, with no par value	340,708,460
Class A Special Shares	5,000,000, with no par value	4,448,259
Class B Special Shares	10,000,000, with no par value	8,896,399
Class C Special Shares	10,000,000, with no par value	8,896,399
Class D Special Shares	20,000,000, with no par value	17,792,922
Class E Special Shares	20,000,000, with no par value	17,792,922
Class F Special Shares	20,000,000, with no par value	17,792,922
Class G Special Shares	25,000,000, with no par value	22,241,179
Class H Special Shares	25,000,000, with no par value	22,241,179
Class I Special Shares	500,000, with no par value	500,000
Class J Special Shares	741,000, with no par value	741,000

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

Below is a summary of the Special Shares and their respective vesting thresholds, assuming the full number of Special Shares from Rollover Options are issued:

Special Share Class	A	B	C	D	E	F	G	H	I	J
Share Trigger price ($)	15	25	35	50	75	100	150	200	50	12
Special Shares (million)	5	10	10	20	20	20	25	25	0.5	0.7

As the Special Shares meet the indexation and equity classification criteria under ASC 815-40, the Special Shares have been classified as equity instruments at issuance.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Common Share Continuity

Common shares	Number	Amount
December 31, 2022	266,812,131	$332,882
Issuance of shares under 2023 Registered Direct Offering (Note 13)	7,961,540	11,420
Exercise of warrant by Allseas	11,578,620	70,016
Shares issued to Allseas	15,000,000	15,910
Exercise of stock options (Note 17)	120,000	144
Conversion of restricted share units (Note 17)	4,912,747	7,720
Share purchase under Employee Stock Purchase Plan (Note 17)	173,672	147
December 31, 2023	306,558,710	$438,239
Issuance of shares under 2023 Registered Direct Offering (Note 13)	4,500,000	7,447
Issuance of shares under 2024 Registered Direct Offering (Note 13)	14,900,000	9,743
Shares issued as per At-the Market Equity Distribution Agreement (Note 14)	3,251,588	4,866
Conversion of restricted share units (Note 17)	10,734,581	14,954
Exercise of stock options (Note 17)	715,772	1,891
Share purchase under Employee Stock Purchase Plan (Note 17)	47,809	77
December 31, 2024	340,708,460	$477,217

17.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “ Incentive Plan”) provides that the aggregate number of common shares reserved for future issuance under the Incentive Plan. As of December 31, 2024, there were a total of 56,634,518 common shares reserved for issuance under the Incentive Plan out of which 37,870,371 common shares remained available for future issuances. These amounts include 12,262,348 shares added to the Incentive Plan in January 2024 pursuant to the Incentive Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of Restricted Share Units (“RSU”) and options under the Short-Term Incentives Plan (“STIP”) and Long-Term Incentives Plan (“LTIP”) have been issued under the 2021 Incentive Equity Plan.

Prior to the 2021 Incentive Plan, the Company had granted share-based awards under the 2018 Stock Option Plan (“2018 Plan”).

Stock options

Outstanding under the Incentive Plan.

On April 9, 2024, the Company entered into a consulting agreement with Mr. Jurvetson, a director of the Company. As per the agreement, Mr. Jurvetson would serve as a special advisor to the Company’s Chief Executive Officer for a term of five years. As the sole compensation for his advisory services, Mr. Jurvetson was granted stock options to purchase 3,440,000 of the Company’s common shares, with an exercise price equal to $1.71, under the Incentive Plan. The options vest in thirds on each anniversary of the grant date of the options provided that Mr. Jurvetson is still providing services to the Company at such time and expire on April 9, 2031.

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The Company determined the fair value of the options to be $1.36 per unit using the Black-Scholes valuation method. The fair value was estimated using the following assumptions:

April 9,
2024
Exercise price	$1.71
Share price	$1.71
Volatility	114.32%
Term(1)	4.5 years
Risk-free rate	4.29%
Dividend yield	0.0%
(1)	As these were the first options granted under the Incentive Plan, the expected term was estimated using the simplified method which is calculated as the average of the time to vest for each tranche from the grant date and the 7-year contractual term.

During the year, the Company recognized $1.3 million of share-based compensation expense related to the amortization of stock options, reported under general and administrative expenses in the statement of loss and comprehensive loss.

There were no forfeitures and exercises during the year and as at December 31, 2024, there were 3,940,000 options outstanding under the Company’s 2021 Incentive Plan (2023: Nil). The intrinsic value of the outstanding stock options was $ nil and was calculated by considering the closing market price of the Company’s common shares as the fair value of the Company’s common share.

The total unrecognized share-based compensation expense of $4 million is expected to be recognized over a period of approximately two years.

Outstanding under the Company’s 2018 Plan.

No new stock options were granted by the Company as STIPs or LTIPs under the 2018 Plan during 2024 and 2023.

Outstanding STIPs under the 2018 plan:

A continuity schedule summarizing the movements in the Company’s stock options under the STIP plan is as follows:

		Weighted	Aggregate	Weighted
		average	intrinsic	average
	Number of	exercise	value of	contractual
	Options	price per	stock	life
	Outstanding	option	options	(years)
Outstanding – December 31, 2022	15,356,340	$1.40	$1,582	5.11
Expired	(162,100)	0.87	—	—
Exercised	(120,000)	0.65	—	—
Outstanding – December 31, 2023	15,074,240	$1.41	$5,425	4.18
Exercised	(715,772)	0.65	—	—
Expired	(57,893)	2.60	—	—
Outstanding – December 31, 2024 Vested and exercisable	14,300,575	$1.45	$5,321	3.25

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

A summary of the Company’s stock options granted and outstanding under the Company’s STIP as at December 31, 2024 is as follows:

		Weighted average	Number of Options
		life to expiry	Outstanding and
Expiry Date	Exercise price	(years)	Exercisable
December 31, 2025	$0.65	1.00	11,578
January 27, 2026	$0.52 - $2.59	1.07	590,509
February 2, 2026	$0.65	1.09	57,893
February 17, 2026	$0.22 - $0.52	1.13	431,493
June 1, 2028	$0.65 - $8.64	3.42	12,514,385
June 30, 2028	$2.59	3.50	694,717
			14,300,575

The total grant date fair value of STIP stock options that vested during the year ended December 31, 2024, was $1 million. As at December 31, 2024, all the options are vested and the total unrecognized share-based compensation expense was $nil.

As at December 31, 2024, the closing market price of the Company’s common shares is considered to be the fair value of the Company’s common share to determine the intrinsic value of outstanding stock options.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024, was $0.7 million.

During the year, the Company recognized $47 thousand of share-based compensation expense for STIP stock options in the statement of loss and comprehensive loss (2023: $0.5 million) out of which share-based compensation expense related to exploration and evaluation activities amounted to $14 thousand (2023 - $0.2 million) and the share-based compensation expense recognized related to general and administrative matters amounted to $33 thousand (2023 - $0.3 million).

Outstanding LTIPs under the 2018 plan:

On March 4, 2021, the Company granted 9,783,922 stock options as LTIP. These stock options have an exercise price of $0.65 per option and expire on June 1, 2028.

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

Tranche 1 and Tranche 2 vest based on the Company’s market capitalization of $3 billion and $6 billion, respectively. Accordingly, these options are determined to be market-based awards for which the Company has calculated fair value and derived a service period through which to expense the related fair value. The options included in Tranche 1 and Tranche 2 had a grant date fair value of $5.59 per share and $5.42 per share and derived service periods of 0.33 years and 1.41 years, respectively. The Company expensed these awards ratably over the remaining service period.

Tranche 3 and Tranche 4 of the LTIP stock options vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As at December 31, 2024, no compensation expense related to the performance-based

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

awards was recorded as the awarding of an ISA contract is outside the control of the Company. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when determined to be probable.

The aggregate intrinsic value of LTIP stock options as at December 31, 2024, was $4.5 million. An aggregate 139,048 LTIP stock options were forfeited during 2024 and as at December 31, 2024, none of the LTIP stock options were exercisable. The Company expects LTIP options to vest as and when the market and performance milestones described below are achieved. As at December 31, 2024, an aggregate of 9,644,875 LTIP stock options were outstanding.

As at December 31, 2024, total unrecognized share-based compensation expense for the LTIP stock options was $23 million.

In 2024, the Company reversed $0.6 million of previously recognized share-based compensation expense to record the forfeiture of unvested LTIP stock options in the statement of loss and comprehensive loss (2023: $nil), evenly apportioned between exploration and evaluation expenses (Note 10) and general and administration expenses.

Restricted Share Units

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A summary of the RSU activity in 2024 is presented in the table below:

		Weighted
	Number of RSUs	average grant-
	Outstanding	date fair value
Outstanding – December 31, 2022	3,815,143	$2.75
Granted	13,669,185	0.92
Forfeited	(86,700)	0.96
Exercised	(4,912,748)	1.57
Outstanding – December 31, 2023	12,484,880	$1.23
Granted	33,079,041	1.18
Forfeited	(516,685)	1.45
Exercised	(10,734,581)	1.39
Outstanding – December 31, 2024	34,312,655	$1.12

The details of RSUs granted by the Company during the year are as follows:

Vesting Period	2024	2023
Vesting Immediately (1)	4,538,922	3,561,078
Vesting fully on the first anniversary of the grant date (2)	493,430	1,014,349
Vesting in thirds on each anniversary of the grant date (3)	7,212,374	8,689,481
Vesting in fourths on each anniversary of the grant date	834,315	404,277
Vesting based on market conditions (4)	20,000,000	—
Total Units Granted	33,079,041	13.669.185

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(1)	Of the 4,538,922 RSUs granted during 2024 and vesting immediately, 2,812,802 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.44 per RSU. In addition, the Company granted 662,399 RSUs, to consultants (2023: 274,912 RSUs) resulting in $1.1 million, charged as general and administrative expenses (2023: $0.3 million charged as general and administrative expenses). In 2024, the Company also granted 57,756 RSUs, to consultants as a prepayment for their services (2023: 43,478 units).
(2)	Of the 493,430 units granted during 2024, an aggregate amount of 476,189 RSUs (2023: 1,014,349 RSUs) were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2025 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.7 million (2023: $0.7 million). The remaining 17,241 units were granted to a director as annual fees for consulting services to be provided, which were fair valued at $25 thousand.
(3)	Of the 7,212,374 units granted during 2024, the Company granted 7,144,347 RSUs, as payment for the 2023 LTIP awards (2023: 8,645,465 RSUs were issued as payment for the 2022 LTIP awards). The remaining 68,027 units were granted to a non-employee director of the Company as an initial grant, as prescribed under the Company’s Non-employee Director Compensation Policy.
(4)	On April 16, 2024, the Company entered into a new employment agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman (the “Employment Agreement”) that replaced and superseded Mr. Barron’s existing employment agreement. Under the Employment Agreement, the Company granted Mr. Barron a one-time signing bonus award of market-based restricted stock units (the “Signing RSUs”) amounting to 20,000,000 of the Company’s common shares. The Signing RSUs will vest upon the common shares achieving the following closing prices per common share, based on the trailing 30-day average price (the “Closing Price”), on or prior to April 16, 2029 (maturity date), subject to Mr. Barron’s continued service with the Company on the applicable vesting date: one-third of the Signing RSUs vest on achievement of a Closing Price of $7.50, a further one-third vest on achievement of a Closing Price of $10.00 and the final one-third vest on achievement of a Closing Price of $12.50 (each subject to equitable adjustment for any stock splits, combinations, reclassifications, stock dividends and the like). Pursuant to the Employment Agreement, Mr. Barron has agreed not to sell any of the common shares issuable upon vesting of the Signing RSUs until after the fifth anniversary of entering into the Employment Agreement.

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

The grant date fair value of all RSUs, apart from the Signing RSUs, is equivalent to the closing share price of the Company’s common shares on the date of grant. The grant date fair value of the RSUs vesting based on market conditions was determined

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

using the Monte-Carlo valuation method. During the year, a total of $19.5 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (2023: $8.6 million) of which share-based compensation expense related to exploration and evaluation activities amounted to $10.7 million (2023 - $4.8 million) and share-based compensation expense related to general and administration matters amounted to $8.8 million (2023 - $3.8 million). As at December 31, 2024, total unrecognized share-based compensation expense for RSUs was $20.5 million (December 31, 2023 - $6.9 million) which is expected to be recognized over 1.24 years. The fair value of shares vested during the year ended December 31, 2024, amounted to $14.1 million (2023 - $8.3 million).

As at December 31, 2024, an aggregate of 128,642 vested RSUs were being processed and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As of December 31, 2024, there were a total of 10,988,032 common shares reserved for issuance under the ESPP out of which 10,648,622 common shares remained available for future issuance under the ESPP. These amounts include 3,065,587 shares added to the ESPP in January 2024 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

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

The ESPP includes the following limitations:

●	an employee’s contribution is limited to 15% of the employee’s annual gross earnings, not exceeding the $25,000 annual limit set under the Internal Revenue Code (IRC) established by the Internal Revenue Service (IRS).
●	an employee’s purchases in any offering period cannot exceed 15,000 common shares, and
●	an employee’s purchases are capped, not to exceed 5% of the Company’s total outstanding common shares.

During 2024, the Company issued 47,809 common shares (2023: 173,672 common shares) to its employees as part of its ESPP program. A total of $37 thousand was charged to the statement of loss and comprehensive loss as share-based compensation expense for the year ended December 31, 2024, representing the share price purchase discount offered by the Company (2023: $47 thousand). From the amount charged in 2024, $19 thousand was recorded in exploration and evaluation expenses (2023: $26 thousand) and $18 thousand was recorded in general and administrative expenses (2023: $21 thousand).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

18.Loss per Share

Basic loss per share is computed by dividing the loss by the weighted-average number of common shares of the Company outstanding during the year. Diluted loss per share is computed by giving effect to all common share equivalents of the Company, including outstanding stock options, RSUs, warrants, Special Shares and options to purchase Special Shares, to the extent these are dilutive. Basic and diluted loss per share was the same for each year presented as the inclusion of all common share equivalents would have been anti-dilutive.

Anti-dilutive equivalent common shares were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023
Outstanding options to purchase common shares	27,885,450	24,858,162
Outstanding RSUs	34,312,655	12,484,880
Outstanding shares under ESPP	1,882	8,802
Outstanding warrants	38,180,770	28,480,770
Outstanding Special Shares and options to purchase Special Shares	136,239,964	136,239,964
Total anti-dilutive common equivalent shares	236,620,721	202,072,578

19.	Financial Instruments

Categories of Financial Instruments

	December 31, 2024	December 31, 2023
Financial assets
Amortized cost
Cash	$3,480	$6,842
Taxes and other receivables (Note 6)	249	467
	$3,729	$7,309

Financial liabilities
Amortized cost
Accounts payable and accrued liabilities	$42,754	$31,334
Short-term debt	11,775	—
Fair value through profit or loss	—	—
Royalty liability	14,000	14,000
Warrants liability	912	1,969
	$69,441	$47,303

20.Related Party Transactions

One of the Company’s subsidiaries has a consulting agreement with SSCS Pte. Ltd. (“SSCS”) to manage offshore engineering studies. A director of DGE is employed through SSCS. Consulting services during the year ended December 31, 2024, totaled $75 thousand, (2023: $212 thousand), out of which a total of $53 thousand (2023: $170 thousand), is disclosed as exploration labor within exploration and evaluation expenses (Note 10) and $22 thousand is disclosed as general and administrative expenses (2023: $42 thousand). As at December 31, 2024, the amount payable to SSCS was $nil (December 31, 2023 - $17 thousand).

One of the Company’s directors, who was appointed at the Company’s annual general meeting held on May 31, 2024, is the Chairman of Stonehaven Campaigns Limited and Robertsbridge Consultants Limited, which provide the Company with consulting

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

services. From May 31, 2024, until December 31, 2024, Stonehaven Campaigns Limited and Robertsbridge Consultants Limited, provided consulting services amounting to $18 thousand and $26 thousand respectively, recorded in general and administrative expenses. As at December 31, 2024, the amount payable to both Stonehaven Campaigns Limited and Robertsbridge Consultants Limited was $nil.

On January 30, 2024, as part of the Registered Direct Offering (Note 13), the Company received the remaining committed funding of $9 million from ERAS Capital LLC, the investment fund of one of the Company’s directors.

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of September 22, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if the Company or any of its subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of the Company’s or its subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit will return to $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 14, 2024, the Company entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024 to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, the Company entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

During the year ended December 31, 2024, the Company has drawn $4.3 million from the 2024 Credit Facility and incurred $0.2 million as interest expense. During 2024, the Company incurred $1.1 million, as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down at the time such fees are payable. During the year, the Company repaid interest amounting to $25 thousand, and underutilization fees amounting to $0.1 million to the 2024 Lenders. On January 31, 2025, the Company repaid the drawn amount and outstanding interest on the 2024 Credit Facility amounting to $1.8 million and $0.1 million, respectively.

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 8 and issued share-based grants to the Company’s directors which are detailed in Note 17.

21.Commitments and Contingent Liabilities

NORI Exploration Contract

NORI is currently implementing its approved 2022 to 2026 five-year plan. The cost of the estimated work plan for 2025 onwards is dependent on the ISA’s approval of the NORI Area D exploitation application. Should the approval of NORI’s exploitation application for NORI Area D be delayed or rejected, NORI intends to revise its estimated future work plan in respect of its NORI Area. Work plans are reviewed annually by the Company, agreed with the ISA and may be subject to change depending on the Company’s progress to date. NORI’s exploration contract expires on July 21, 2026. NORI is required to submit an application for

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

extension no later than six months before the expiration of the contract. NORI intends to submit an application for a five-year extension in 2025.

TOML Exploration Contract

TOML is currently implementing its approved 2022 to 2026 five-year plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports.

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

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against the Company in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that the Company breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted the Company’s motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of the Subscription Agreement claim. The Company filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase. There is no assurance that the Company will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On November 8, 2024, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to the Company’s initial classification of this non-financial asst as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired the Company’s securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we are expected to serve a motion to dismiss by April 10, 2025, the lead plaintiff is expected to file an opposition by May 15, 2025, and we are expected to reply by June 5, 2025. The Company intends to defend against the lawsuit. There can be no assurance, however, that the Company will be successful in its defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

22. Fair Value Accounting

The following tables set forth the Company’s assets and liabilities measured at fair value (Note 3):

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$3,480	$3,480	$—	$—
Receivables and prepayments	1,851	—	1,851	—
Exploration contracts	42,951	—	—	42,951

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Right of use asset	3,814	—	—	3,814
Equipment	771	—	—	771
Software	1,928	—	—	1,928
Investment	8,203	—	—	8,203
	$62,998	$3,480	$1,851	$57,667

Liabilities:
Accounts payable and accrued liabilities	$42,754	$—	$42,754	$—
Short-term debt	11,775	—	11,775	—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	912	—	—	912
	$80,116	$—	$65,204	$14,912

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$6,842	$6,842	$—	$—
Receivables and prepayments	1,978	—	1,978	—
Exploration contracts	43,150	—	—	43,150
Right of use asset	5,721	—	—	5,721
Equipment	1,133	—	—	1,133
Software	1,643	—	—	1,643
Investment	8,429	—	—	8,429
	$68,896	$6,842	$1,978	$60,076

Liabilities:
Accounts payable and accrued liabilities	$31,334	$—	$31,334	$—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	1,969	—	—	1,969
	$57,978	$—	$42,009	$15,969

23.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical segmentation of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

Equipment	December 31, 2024	December 31, 2023
Nauru	$771	$1,128
Tonga	—	5
Total	$771	$1,133

	December 31,	December 31,
Software	2024	2023
Singapore	1,928	1,643
Total	$1,928	$1,643

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

24.Income Taxes

Reconciliation of Effective Tax Rate

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit at a rate of 26.72% for the year ended December 31, 2024 (2023: 26.68%). The Company had no assessable profit in Canada for all periods disclosed.

The income tax expense at statutory rates for the Company can be reconciled to the reported loss for the years 2024 and 2023 per the statement of loss and comprehensive loss as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2024	2023(1)
Loss for the year, before taxes	$(81,895)	$(73,740)
Canadian Federal and Provincial income tax rates	26.72%	26.68%
Income tax recovery based on the above rates	$(21,882)	$(19,674)
Permanent differences	2,502	1,556
Effect of differences in future and foreign tax rates	14,424	14,038
Valuation allowance changes affecting the provision of income taxes	5,004	4,121
Total income taxes	$48	$41

(1)Comparative amounts for the year ended December 31, 2023 are restated based on actual tax returns filed.

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments.

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets
Non-capital losses	$24,270	$21,195
Investments	111	384
Equipment	227	260
Share issuance costs	1,804	496
Total deferred income tax assets	$26,412	$22,335
Valuation allowance	(26,412)	(22,335)
Deferred tax asset recognized	$—	$—

Deferred Tax Liability
Difference between the book value and the tax basis of the TOML exploration contract (Note 10)	$(10,675)	$(10,675)
Deferred tax liability recognized	$(10,675)	$(10,675)

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Deductible temporary differences, unused tax losses and unused tax credits are as follows:

	December 31, 2024	December 31, 2023	Expiry Date Range

Non-capital losses	$100,995	$89,333	See below
Investments	$829	$2,856	Not applicable
Equipment	$841	$962	Not applicable
Share issuance costs	$3,649	$1,860	2025-2028
Restricted interest and financing expenses	$3,102	$—	Not applicable

As at December 31, 2024, the Company had non-capital loss carry-forwards of $101.0 million that may be used to offset future taxable income.

These losses, if not utilized, will expire as follows:

	Canada	Singapore	United States	Tonga
2035	$—	$—	$2	$—
2041	3,183	—	—	—
2042	12,599	—	1	—
2043	11,324	—	3	—
2044	10,778	—	179	—
No expiry	—	20,361	—	42,566
Loss carry-forwards	$37,884	$20,361	$185	$42,566

The Company files income tax returns in Canada, the United States, Singapore and Tonga, and is subject to examination in these jurisdictions for all years since the Company’s inception in 2011. As at December 31, 2024, all tax years are subject to examination by the tax authorities and no tax authority audits are currently underway. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. As at December 31, 2024, the 2024 tax year filings for the Company and its subsidiaries (where applicable) remain unfiled and have not been assessed by the relative tax authorities.

25.Subsequent Events

On March 24, 2025, we entered into a Letter Agreement (the “Letter Agreement”) with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under our Working Capital Loan agreement with Allseas Investments dated September 9, 2024 was extended to September 30, 2025.

Additionally, under the Letter Agreement, we and Argentum Cedit Virtuti GCV agreed to cancel the unsecured credit facility established in 2023 with no outstanding amounts remaining, other than our obligation to pay the underutilization fee thereunder.

On March 27, 2025, the Company announced that it initiated a process with the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of Commerce under the U.S. Deep Seabed Hard Mineral Resources Act to consider a U.S.-based regulatory pathway for the commercial production of deep-sea polymetallic nodules in the CCZ.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and considering the previously reported material weakness as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The company’s internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting, were not effective, as a result of the material weakness discussed below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), management identified a material weakness in the operating effectiveness of our internal control over the accounting for significant, non-routine transactions that resulted from the inadequate and untimely involvement of stakeholders and technical advisors with an appropriate level of expertise to account for significant, non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023, and for the six months ended June 30, 2023 and nine months ended September 30, 2023. See Note 23 to the audited consolidated financial statements for the year ended December 31, 2023, included in our 2023 Annual Report on Form 10-K for more information about these errors and our revisions to these previously issued financial statements.

In order to remediate this material weakness, during 2024, we developed a policy to assist with the identification of significant, non-routine transactions and to define the processes to follow in addressing the accounting and reporting requirements of these transactions. In addition, we rolled out training on processes and controls related to significant, non-routine transactions and identifying circumstances under which we use technical advisors in connection with evaluating such transactions. During the fourth quarter of the year ended December 31, 2024, we identified a significant, non-routine transaction that occurred and we applied the processes as required under the new policy. Although management believes the new policy, processes and training worked effectively for this significant, non-routine transaction, the new internal control over significant, non-routine transactions needs to be in operation and tested for sufficient instances to be considered effective and, therefore, these changes can only be deemed effective once they have been in place over a longer time period and applied in additional instances.

We will continue to review the effectiveness of our newly implemented controls and make improvements as warranted. This is no assurance, however, that these control modifications will ultimately have the intended effects.

Notwithstanding the material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.OTHER INFORMATION

Extension of Credit Facility with ERAS Capital LLC and Gerard Barron

On March 26, 2025, we entered into the Third Amendment to increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to June 30, 2026.  The Third Amendment also provides that the 2024 Lenders may extend the term of the 2024 Credit Facility by up to two additional one-year periods (until June 30, 2028 at the latest) and that the 2024 Lenders may terminate the 2024 Credit Facility upon certain company financings. The foregoing description of the Third Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Third Amendment attached as Exhibit 10.45 to this Annual Report and incorporated herein by reference.

Extension of Allseas Working Capital Loan Agreement and Termination of Allseas 2023 Credit Facility

On March 24, 2025, we entered into a Letter Agreement (the “Letter Agreement”) with Allseas Investments SA (“Allseas Investments”) and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under our working capital loan agreement with Allseas Investments dated September 9, 2024 was extended to September 30, 2025.

Additionally, under the Letter Agreement, we and Argentum Cedit Virtuti GCV agreed to cancel the unsecured credit facility established in 2023 with no outstanding amounts remaining, other than our obligation to pay the underutilization fee thereunder.

The foregoing description of the Letter Agreement does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Letter Agreement attached as Exhibit 10.41 to this Annual Report and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Code of Business Conduct and Ethics” and “Delinquent Section 16(a) Reports”, if applicable, in our Proxy Statement for the 2025 annual meeting of shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and any other applicable sections of the Proxy Statement.

Item 11.EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Proxy Statement and any other applicable sections of the Proxy Statement.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and any other applicable sections of the Proxy Statement.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Proxy Statement and any other applicable sections of the Proxy Statement.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Proposal No. 3 - Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement and any other applicable sections of the Proxy Statement.

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

(3)  Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1††	Business Combination Agreement, dated as of March 4, 2021, by and among Sustainable Opportunities Acquisition Corp., 1291924 B.C. Unlimited Liability Company and DeepGreen Metals Inc.		Form 8-K (Exhibit 2.1)	3/4/2021	001-39281
3.1	Notice of Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.1)	9/15/2021	001-39281
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.2)	9/15/2021	001-39281
4.1	Description of Securities	X
4.2	TMC the metals company Inc. Common Share Certificate		Form 8-K (Exhibit 4.1)	9/15/2021	001-39281
4.3	Warrant Agreement, dated as of May 8, 2020, between Continental Stock Transfer & Trust Company and Sustainable Opportunities Acquisition Corp.		Form S-1 (Exhibit 4.2)	10/7/2021	333-260126
4.4	Form of Class A Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	8/14/2023	001-39281
4.5	Form of Class B Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	11/15/2024	001-39281
10.1†	Strategic Alliance Agreement, dated as of March 29, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4 (Exhibit 10.7)	4/8/2021	333-255118

10.2†	Third Amendment to Pilot Mining Test Agreement and First Amendment to Strategic Alliance Agreement, dated as of March 4, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4 (Exhibit 10.9)	4/8/2021	333-255118
10.3	Fourth Amendment to Pilot Mining Test Agreement and Second Amendment to Strategic Alliance Agreement, dated as of June 30, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4/A (Exhibit 10.23)	7/14/2021	333-255118
10.4

Fifth Amendment to Pilot Mining Test Agreement and Third Amendment to Strategic Alliance Agreement, effective as of February 8, 2023, by and among DeepGreen Engineering Pte Ltd, DeepGreen Metals Inc., TMC the metals company Inc. and Allseas Group S.A.

		Form 8-K (Exhibit 10.1)	2/17/2023	001-39281
10.5	Exclusive Vessel Use Agreement, dated August 1, 2023, by and between TMC the metals company Inc. and Allseas Group S.A.	Form 8-K (Exhibit 10.1)	8/1/2023	001-39281
10.6†	Sponsorship Agreement, dated as of March 8, 2008, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-4 (Exhibit 10.13)	4/8/2021	333-255118
10.7†	Sponsorship Agreement, dated as of September 23, 2021, by and between the Kingdom of Tonga and Tonga Offshore Mining Limited	Form S-1 (Exhibit 10.13)	10/7/2021	333-260126
10.8†	Sponsorship Agreement, dated as of June 5, 2017, by and among the Republic of Nauru, the Nauru Seabed Minerals Authority, and Nauru Ocean Resources Inc.	Form S-4 (Exhibit 10.14)	4/8/2021	333-255118
10.9	Certificate of the Sponsorship signed by the Government of Nauru on April 11, 2011	Form S-4/A (Exhibit 10.24)	7/29/2021	333-255118
10.10	ISA Contract for Exploration (Republic of Nauru) dated as of July 22, 2011	Form S-4 (Exhibit 10.15)	4/8/2021	333-255118
10.11	ISA Contract for Exploration (Kingdom of Tonga) dated as of January 11, 2012	Form S-4 (Exhibit 10.16)	4/8/2021	333-255118
10.12+	Form of Indemnity Agreement	Form 8-K (Exhibit 10.18)	9/15/2021	001-39281
10.13+	Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.19)	9/15/2021	001-39281
10.14+	Employment Agreement, dated April 16, 2024, by and between DeepGreen Metals UAE and Gerard Barron	Form 8-K (Exhibit 10.1)	4/18/2024	001-39281
10.15+	Amended and Restated Employment Agreement, dated November 11, 2022, by and between TMC the metals company Inc. and Erika Ilves	Form 10-K/A (Exhibit 10.16)	4/18/2024	001-39281
10.16+	Amended and Restated Employment Agreement, dated May 8, 2022, by and between The Metals Company Australia Pty. Ltd. and Anthony O’Sullivan	Form 10-Q (Exhibit 10.3)	5/9/2022	001-39281
10.17+	Amended and Restated Employment Agreement, dated May 6, 2022, by and between DeepGreen Resources, LLC and Craig Shesky	Form 10-Q (Exhibit 10.2)	5/9/2022	001-39281
10.18	Services Agreement, dated April 9, 2024 by and between TMC the metals company Inc. and Steve Jurvetson	Form 8-K (Exhibit 10.1)	4/11/2024	001-39281

10.19.1+	TMC the metals company Inc. 2021 Incentive Equity Plan	Form 10-Q (Exhibit 10.3)	8/14/2024	001-39281
10.19.2+	Form of Stock Option Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.2)	9/15/2021	001-39281
10.19.3+	Form of Restricted Stock Unit Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.3)	9/15/2021	001-39281
10.20.1+	DeepGreen Metals Inc. Stock Option Plan and Form of Stock Option Agreement thereunder	Form S-4/A (Exhibit 10.20)	5/27/2021	333-255118
10.20.2+	Amendment to DeepGreen Metals Inc. Stock Option Plan	Form S-4/A (Exhibit 10.21)	5/27/2021	333-255118
10.21+	TMC the metals company Inc. 2021 Employee Stock Purchase Plan	Form S-8 (Exhibit 99.1)	5/31/2022	333-265318
10.22

Amended and Restated Registration Rights Agreement, by and between Sustainable Opportunities Acquisition Corp., Sustainable Opportunities Holdings LLC, the parties listed under Sponsor Group Holders on the signature page(s) thereto and the parties listed under DeepGreen Holders on the signature page(s) thereto

		Form S-4/A (Exhibit 10.5 – Annex H)	8/5/2021	333-255118
10.23	Form of Subscription Agreement for institutional investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto	Form S-4/A (Exhibit 10.1 – Annex E-1)	8/5/2021	333-255118
10.24	Form of Subscription Agreement for accredited investors, by and between Sustainable Opportunities Acquisition Corp. and the subscriber parties thereto	Form S-4/A (Exhibit 10.2 – Annex E-2)	8/5/2021	333-255118
10.25	Form of Securities Purchase Agreement, dated August 12, 2022, by and among the Company and the Purchasers named therein	Form 8-K (Exhibit 10.1)	8/15/2022	001-39281
10.26	Securities Purchase Agreement, dated August 12, 2022, by and among the Company and Gerard Barron	Form 8-K (Exhibit 10.2)	8/15/2022	001-39281
10.27	Securities Purchase Agreement, dated August 12, 2022, by and among the Company and ERAS Capital LLC	Form 8-K (Exhibit 10.3)	8/15/2022	001-39281
10.28	Form of Securities Purchase Agreement, dated August 14, 2023	Form 8-K (Exhibit 10.1)	8/14/2023	001-39281
10.29	Form of Securities Purchase Agreement, dated November 14, 2024	Form 8-K (Exhibit 10.1)	11/15/2024	001-39281
10.30	Form of First Amendment to Securities Purchase Agreement, dated November 26, 2024	Form 8-K (Exhibit 10.1)	11/26/2024	001-39281
10.31	At-The-Market Equity Distribution Agreement, dated December 22, 2022, by and among TMC the metals company Inc., Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc.	Form 8-K (Exhibit 10.1)	12/22/2022	001-39281
10.32	Amendment No. 1 to At-The-Market Distribution Agreement, dated as of December 21, 2023, by and among TMC the metals company Inc., Stifel, Nicolaus & Company, Incorporated and Wedbush Securities Inc.	Form 8-K (Exhibit 10.1)	12/21/2023	001-39281
10.33†	Royalty Agreement, dated February 21, 2023 by and among TMC the metals company Inc., Nauru Ocean Resources Inc. and Low Carbon Royalties Inc.	Form 8-K (Exhibit 10.1)	2/22/2023	001-39281

10.34†	Investor Rights Agreement dated February 21, 2023 by and among TMC the metals company Inc., Brian Paes-Braga and Low Carbon Royalties Inc.		Form 8-K (Exhibit 10.2)	2/22/2023	001-39281
10.35†	Unsecured Credit Facility, dated March 22, 2023, by and between TMC the metals company Inc. and Argentum Cedit Virtuti GCV		Form 10-K (Exhibit 10.31)	3/27/2023	001-39281
10.36	Amendment to the Unsecured Credit Facility, dated July 31, 2023, by and between TMC the metals company Inc. and Argentum Cedit Virtuti GCV		Form 8-K (Exhibit 10.2)	8/1/2023	001-39281
10.37	Second Amendment to the Unsecured Credit Facility, dated March 22, 2024, by and between TMC the metals company Inc. and Argentum Cedit Virtuti GCV		Form 10-K (Exhibit 10.33)	3/25/2024	001-39281
10.38†	Third Amendment to the Unsecured Credit Facility, dated August 16, 2024, by and between TMC the metals company Inc. Argentum Cedit Virtuti GCV		Form 8-K (Exhibit 10.1)	8/16/2024	001-39281
10.39†	Working Capital Loan Agreement, dated September 9, 2024, by and between TMC the metals company Inc. and Allseas Investments SA		Form 8-K (Exhibit 10.1)	9/12/2024	001-39281
10.40†	First Amendment to the Working Capital Loan Agreement, dated October 18, 2024, by and between the Company and Allseas Investments SA		Form 8-K (Exhibit 10.1)	10/24/2024	001-39281
10.41	Letter Agreement, dated March 24, 2025, by and among the Company, Allseas Investments SA and Argentum Cedit Virtuti GCV	X
10.42†	Unsecured Credit Facility, dated March 22, 2024, by and among TMC the metals company Inc., Gerard Barron and ERAS Capital LLC		Form 10-K (Exhibit 10.34)	3/25/2024	001-39281
10.43†	First Amendment to the Unsecured Credit Facility, dated August 13, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-Q (Exhibit 10.5)	8/14/2024	001-39281
10.44	Second Amendment to the Unsecured Credit Facility, dated November 14, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC	X
10.45	Third Amendment to the Unsecured Credit Facility, dated March 26, 2025, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC	X
19††	Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

96.1

Technical Report Summary — Initial Assessment of the NORI Property, Clarion Clipperton Zone, for Deep Green Metals Inc., effective as of March 17, 2021, by AMC Consultants Pty Ltd and other qualified persons

			Form S-4/A (Exhibit 96.1)	8/5/2021	333-255118
96.2

Technical Report Summary — TOML Mineral Resource, Clarion Clipperton Zone, Pacific Ocean, for Deep Green Metals Inc., effective as of March 26, 2021, by AMC Consultants Pty Ltd and other qualified persons

			Form S-4/A (Exhibit 96.2)	8/5/2021	333-255118
97+	TMC the metals company Inc. Clawback Policy		Form 10-K (Exhibit 97.1)	3/25/2024	001-39281
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
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

TMC THE METALS COMPANY INC.

Date: March 27, 2025	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Gerard Barron	Chief Executive Officer and Chairman	March 27, 2025
	Gerard Barron	(Principal Executive Officer) and Director

By:	/s/ Craig Shesky	Chief Financial Officer	March 27, 2025
	Craig Shesky	(Principal Financial and Accounting Officer)

By:	/s/ Andrew Greig	Director	March 27, 2025
Andrew Greig

By:	/s/ Andrew Hall	Director	March 27, 2025
Andrew Hall

By:	/s/ Steve Jurvetson	Director	March 27, 2025
Steve Jurvetson

By:	/s/ Sheila Khama	Director	March 27, 2025
Sheila Khama

By:	/s/ Andrei Karkar	Director	March 27, 2025
Andrei Karkar

By:	/s/ Amelia Kinahoi Siamomua	Director	March 27, 2025
Amelia Kinahoi Siamomua

By:	/s/ Christian Madsbjerg	Director	March 27, 2025
Christian Madsbjerg

By:	/s/ Brendan May	Director	March 27, 2025
Brendan May