Form 10-Q
period 2025-03-31
TMC the metals Co Inc.
filed 2025-05-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, the registrant had 362,186,002 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended March 31, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance (“ESG”) impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for nickel and cobalt (including critical metals and battery cathode feedstocks), steel-making feedstocks, copper and manganese ores;
●	the future prices of nickel and cobalt (including critical metals and battery cathode feedstocks), steel-making feedstocks, copper and manganese ores;
●	the timing and content of the final exploitation regulations of the International Seabed Authority’s (“ISA”) that will create the legal and technical framework for exploitation of polymetallic nodules in the Clarion Clipperton Zone of the Pacific Ocean (“CCZ”) under the United Nations Convention on the Law of the Sea (“UNCLOS”);
●	the timing of the exploration license and commercial recovery permit application review by the National Oceanographic and Atmospheric Administration (“NOAA”) of the United States under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;

●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral resource estimates and our ability to define and declare reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	our expected financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”), on March 20, 2025 (“2024 Annual Report on Form 10-K”). Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		March 31,	December 31,
ASSETS	Note	2025	2024
Current
Cash		$2,346	$3,480
Receivables and prepayments		5,012	1,851
		7,358	5,331
Non-current
Exploration assets		42,951	42,951
Equipment		713	771
Software development costs		1,958	1,928
Right-of-use asset	6	3,337	3,814
Investment	7	8,168	8,203
		57,127	57,667

TOTAL ASSETS		$64,485	$62,998

LIABILITIES
Current
Accounts payable and accrued liabilities	9	45,245	42,754
Short-term debt	6,15	9,978	11,775
		55,223	54,529
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	14,000	14,000
Warrants liability	12	1,353	912
		26,028	25,587

TOTAL LIABILITIES		$81,251	$80,116

EQUITY
Common shares (unlimited shares, no par value – issued: 356,617,022 (December 31, 2024 – 340,708,460))		495,804	477,217
Special Shares		—	—
Additional paid in capital		140,656	138,303
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(652,023)	(631,435)
TOTAL EQUITY		(16,766)	(17,118)

TOTAL LIABILITIES AND EQUITY		$64,485	$62,998

Nature of Operations (Note 1)

Contingent Liabilities (Note 16)

Subsequent Event (Note 19)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2025	2024
Operating expenses
Exploration and evaluation expenses	8	$9,515	$18,123
General and administrative expenses		8,500	6,559
Operating loss		18,015	24,682

Other items
Equity-accounted investment loss	7	35	78
Change in fair value of warrants liability	12	441	531
Foreign exchange loss (gain)		1,095	(266)
Interest income		(19)	(102)
Fees and interest on borrowing and credit facilities	6 and 15	1,021	271

Loss and comprehensive loss for the period		$20,588	$25,194

Loss per share
- basic and diluted		$0.06	$0.08

Weighted average number of Common Shares outstanding – basic and diluted		345,346,393	311,521,854

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

					Accumulated
	Common Shares			Additional	Other
			Special	Paid in	Comprehensive
Three months ended March 31, 2025	Shares	Amount	Shares	Capital	Loss	Deficit	Total
December 31, 2024	340,708,460	$477,217	$—	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants under Registered Direct Offering, net of expenses (Note 10)	5,000,000	2,237	—	2,763	—	—	5,000
Shares issued as per At-the-Market Equity Distribution Agreement (Note 11)	2,975,226	5,562	—	—	—	—	5,562
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	7,933,336	10,788	—	(10,788)	—	—	—
Share-based compensation and Expenses settled with equity (Note 13)	—	—	—	10,378	—	—	10,378
Loss for the period	—	—	—	—	—	(20,588)	(20,588)
March 31, 2025	356,617,022	$495,804	$—	$140,656	$(1,203)	$(652,023)	$(16,766)

					Accumulated
	Common Shares			Additional	Other
			Special	Paid in	Comprehensive
Three months ended March 31, 2024	Shares	Amount	Shares	Capital	Loss	Deficit	Total
December 31, 2023	306,558,710	$438,239	$—	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under Registered Direct Offering, net of expenses	4,500,000	7,447	—	1,553	—	—	9,000
Exercise of stock options	120,000	144	—	46	—	—	190
Conversion of restricted share units, net of shares withheld for taxes	7,112,673	8,601	—	(8,601)	—	—	—
Share-based compensation and Expenses settled with equity	—	—	—	6,896	—	—	6,896
Loss for the period	—	—	—	—	—	(25,194)	(25,194)
March 31, 2024	318,291,383	$454,431	$—	$122,691	$(1,216)	$(574,096)	$1,810

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2025	2024
Cash provided by (used in)

Operating activities
Loss for the period		$(20,588)	$(25,194)
Items not affecting cash:
Amortization		58	85
Accrued interest on credit facilities		558
Lease expense	6	477	477
Share-based compensation and expenses settled with equity	13	10,378	6,896
Equity-accounted investment loss	7	35	78
Change in fair value of warrants liability	12	441	531
Unrealized foreign exchange movement		2,345	(293)
Interest paid short-term debt	15	(103)	—
Changes in working capital:
Receivables and prepayments		(3,161)	25
Accounts payable and accrued liabilities		213	5,543
Net cash used in operating activities		(9,347)	(11,852)

Investing activities
Acquisition of equipment and software		(70)	(340)
Net cash used in investing activities		(70)	(340)

Financing activities
Proceeds from registered direct offering	10	5,000	9,000
Expenses paid for registered direct offering	10	(472)	(142)
Proceeds from Shares issued from ATM	11	5,562	—
Repayment of Debt	15	(1,797)	—
Proceeds from exercise of stock options		—	190
Net cash provided by financing activities		8,293	9,048

Decrease in cash		$(1,124)	$(3,144)
Impact of exchange rate changes on cash		(10)	293
Cash - beginning of period		3,480	6,842
Cash - end of period		$2,346	$3,991

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019, and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. The Company’s corporate office, registered address and records office is located at 10th floor, 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

The Company is a deep-sea minerals exploration company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), with NORI Area D located approximately 1,500 miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel, cobalt and manganese sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for nickel-rich lithium-ion batteries, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel manufacturing.

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 or DSHMRA. The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 199,895 square kilometers. The submitted commercial recovery permit application is to secure exploitation rights for a subset of the TMC USA Zone A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules.

Both Nauru Ocean Resources Inc. (NORI) and Tonga Offshore Mining Limited (TOML) continue to hold their exploration licenses granted by the International Seabed Authority (ISA) and continue pursuing their efforts under these licenses.

The realization of the Company’s assets and attainment of profitable operations is dependent upon many factors including, among other things: financing being arranged by the Company to continue the scaling of the nodule collection system for the recovery of polymetallic nodules from the seafloor and the processing technology for the treatment of polymetallic nodules at commercial scale, the establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and environmental permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events and may not be fully under the Company’s control.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulation. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024. The Company has applied the same accounting policies as in the prior year.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of stock options (Note 13), valuation of Class B warrants (Note 12) as well as the valuation of private warrants (Note 12), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2025, and 2024.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

As at March 31, 2025, and December 31, 2024, the carrying values of cash, receivables, short-term debt, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability and warrants which are recorded at fair value as disclosed in Note 7 and Note 12, respectively.

5.Recent Accounting Pronouncements Issued and Adopted

There were no recent accounting pronouncements issued and adopted by the Company during the period.

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. During the period ended March 31, 2025, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $2.3 million, as part of the development of the commercial nodule collection system: these costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 8) (For three months ended March 31, 2024: $ 3.7 million).

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

For the three months ended March 31, 2025, the Company has recognized $0.5 million as lease expense recorded as exploration and evaluation expense (For the three months ended March 31, 2024: $0.5 million).

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the year	1,907
Balance as at December 31, 2024	$3,814
Lease expense during the period	477
Balance as at March 31, 2025	$3,337

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

2023 Credit Facility and Loan Agreements with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“2023 Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. (“Allseas Investments”) and an affiliate of Allseas, pursuant to which, the Company may borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the 2023 Credit Facility will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus a margin of 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2023 Credit Facility. The Company has the right to pre-pay the entire amount outstanding under the 2023 Credit Facility at any time before the 2023 Credit Facility’s maturity. The Company has the ability to settle certain charges under the 2023 Credit Facility in cash or in equity at the discretion of the Company. The 2023 Credit Facility also contains customary events of default. On March 24, 2025, the Company entered into a Letter Agreement with the Lender, pursuant to which the undrawn, unsecured credit facility was cancelled with the only obligation being the underutilization fees amounting to $2 million as payable.

During the three months ended March 31, 2025 and 2024, the Company incurred $0.2 million as underutilization fees in both periods.

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company of $7.5 million (the “Working Capital Loan”) to be used towards general corporate purposes and for the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to Allseas Investments on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On March 24, 2025, the Company entered into a Letter Agreement with Allseas Investments, pursuant to which the Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest being repayable on that date. For the three months ended March 31, 2025, the Company did not repay any portion of the drawn amount of $7.5 million and incurred $0.2 million as interest expense.

As at March 31, 2025, the total amount payable to Allseas and its affiliates was $37.1 million, with $7.5 million of this amount recorded as short-term debt and the remaining balance recorded in accrued liabilities in the Condensed Consolidated Balance Sheet (Note 9) (December 31, 2024: $33.3 million, recorded as accrued liabilities and $7.5 million recorded as short-term debt). As at March 31, 2025, Allseas and its affiliates owned 53.8 million TMC common shares (2024: 53.8 million TMC common shares) which constituted 15.1% (December 31, 2024: 15.8%) of total common shares outstanding.

7.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties Inc. (“Low Carbon Royalties”). In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received an ownership in Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each have a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

During the three months ended March 31, 2025, there was no change to the Company’s ownership in Low Carbon Royalties which remained at 32% (December 31, 2024: 32%).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

For the three months ended March 31, 2025, the Company’s share of the net loss generated by the Low Carbon Royalties was $35 thousand (For the three months ended March 31, 2024: $78 thousand).

Investment
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the 2024 year	(226)
Investment as at December 31, 2024	$8,203
Equity-accounted investment loss for the period ended March 31, 2025	(35)
Investment as at March 31, 2025	$8,168

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at March 31, 2025, remained unchanged at $14 million.

Financial results of Low Carbon Royalties as at and for the three months ended March 31, 2025, and 2024 are summarized below:

	As at March 31,	As at March 31,
	2025	2024
Current Assets	$1,871	1,257
Non-Current Assets	25,028	26,009
Current Liabilities	47	86

	Three months ended March 31,
	2025	2024
Royalty Income	$252	394
Total Revenue	269	404
Comprehensive Loss for the Period	$(110)	(241)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	Three months ended March 31,
	2025	2024
Environmental Studies	$1,270	$1,830
Exploration Labor	2,587	2,334
Share-Based Compensation (Note 13)	1,928	971
Mining, Technological and Process Development	2,950	11,598
Prefeasibility Studies	41	290
Sponsorship, Training and Stakeholder Engagement	633	873
Other	106	227
	$9,515	$18,123

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities outstanding at March 31, 2025, and 2024 are as follows:

	March 31	December 31
	2025	2024
Accounts Payable	$2,558	$6,198
Accrued Liabilities (1)	42,687	36,556
	$45,245	$42,754

(1)As at March 31, 2025, accrued liabilities included $29.6 million related to Allseas (Note 6) (December 31, 2024 - $25.8 million).

10.Financing Activity

2024 Registered Direct Offering

In the last quarter of 2024, the Company entered into a securities purchase agreement (the “2024 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2024 Registered Direct Offering”) 19,900,000 common shares and issue Class B Warrants to purchase 9,950,000 Common Shares (“Class B Warrants”) (Note 12). Each common share and accompanying Class B Warrant were sold at a price of $1.00 per unit. The exercise price to purchase one common share under the Class B Warrants is $2.00, subject to adjustment as provided in the 2024 Purchase Agreement.

As at December 31, 2024, 14,900,000 common shares and Class B Warrants to purchase 7,450,000 common shares under the 2024 Registered Direct Offering had been issued following the receipt of gross proceeds of $14.9 million. The Company incurred $0.7 million as offering expenses, resulting in net proceeds received of $14.2 million.

On February 6, 2025, the Company received the final balance of committed funding from the 2024 Registered Direct Offering of $5 million and issued 5,000,000 common shares and 2,500,000 Class B Warrants. Out of the total $5 million net proceeds received in the three months ended March 31, 2025, the net proceeds attributable to common shares were $2.2 million and the net proceeds attributable to Class B Warrants were $2.8 million (Note 12).

11.Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. In the three months ended March 31, 2025, the Company issued 2,975,226 common shares (For three months ended March 31, 2024: nil) at an average share price of $1.93, resulting in net proceeds of $5.6 million, after incurring $0.2 million as commission and fees.

12.Warrants

Public Warrants

As at March 31, 2025, 15,000,000 Public Warrants were outstanding (December 31, 2024 – 15,000,000). Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at March 31, 2025, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Private Warrants

As at March 31, 2025, 9,500,000 Private Warrants were outstanding (December 31, 2024 – 9,500,000). The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

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

As at March 31, 2025, the fair value of outstanding Private Warrants of approximately $1.4 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2024	$912
Increase in fair value of warrants liability	441
Warrants liability as at March 31, 2025	$1,353

As at March 31, 2025, the fair value of the Private Warrants was estimated using the following assumptions:

	March 31,		December 31,
	2025		2024
Exercise price	$11.50		$11.50
Share price	$1.72		$1.12
Volatility	103.44%		108.97%
Term	1.44	years	1.69	years
Risk-free rate	3.89%		4.14%
Dividend yield	0.0%		0.0%

Class A Warrants

As at March 31, 2025, 6,230,770 Class A Warrants were outstanding (December 31, 2024 – 6,230,770). Class A Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $2 per common share. The Class A Warrants will expire on December 31, 2027 or earlier upon redemption or liquidation.

As at March 31, 2025, the value of outstanding Class A Warrants of $5.3 million was recorded in additional paid in capital.

Class B Warrants

As a part of the 2024 Registered Direct Offering (Note 10), which closed in November 2024, the Company issued 7,450,000 Class A Warrants to purchase common shares at an exercise price of $ 2.00 per share. These Class B Warrants were valued on November 14, 2024, at a fair value of $0.60 per warrant, using a Monte Carlo valuation. As on December 31, 2024, 7,450,000 Class B Warrants were outstanding, and the Company recorded the fair value of the Class B Warrants amounting to $4.4 million as additional paid in capital.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

During the three months ended March 31, 2025, the Company issued the remaining 2,500,000 Class B Warrants for the purchase of common shares at an exercise price of $2.00 per share. The Class B Warrants expire 5 years from the issuance date. The valuation of the Class B Warrants issued was determined using a Monte Carlo simulation. The Class B Warrants were valued as follows:

	January 29,	January 30,	February 6,
	2025	2025	2025
Units issued	900,000	650,000	950,000
Fair value per warrant	$0.98	1.11	1.22

Assumptions used:
Exercise price	$2.00	2.00	2.00
Share price	$1.48	1.65	1.82
Call price threshold	$5.00	5.00	5.00
Volatility	107.66%	107.66%	107.66%
Term (years)	5.00	5.00	5.00
Risk-free rate	4.23%	4.23%	4.23%
Dividend yield	0.0%	0.0%	0.0%

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

Similar to the Class B Warrants issued in financial year ended December 31, 2024, the Company classified the Class B Warrants issued in the three months ended March 31, 2025, as equity (per ASC 815) and recorded the fair value of $2.8 million as additional paid in capital. As at March 31, 2025, the value of the outstanding 9,950,000 Class B Warrants of $7.2 million was recorded in additional paid in capital.

There were no exercises or redemptions of the Public Warrants, Private Warrants, Class A Warrants and Class B Warrants during the three months ended March 31, 2025.

13.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides that the aggregate number of common shares reserved for future issuance under the Incentive Plan. As at March 31, 2025, there were a total of 70,262,856 common shares reserved for issuance under the Incentive Plan out of which 43,565,373 common shares remained available for future issuances. These amounts include 13,628,338 shares added to the Incentive Plan in January 2025 pursuant to the Incentive Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of Restricted Share Units (“RSU”) and options under the Short-Term Incentives Plan (“STIP”) and Long-Term Incentives Plan (“LTIP”) have been issued under the 2021 Incentive Equity Plan.

Prior to the 2021 Incentive Plan, the Company had granted share-based awards under the 2018 Stock Option Plan (“2018 Plan”).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Stock options

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of	Number of	Number of
	Short-Term	Long-term	Options
	Options	Options	Outstanding
	Outstanding	Outstanding	under
	under 2018 Plan	under 2018 Plan	Incentive Plan
Outstanding – December 31, 2023	15,074,240	9,783,922	—
Granted	—	—	3,940,000
Expired	(57,893)	(139,048)	—
Exercised	(715,772)	—	—
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	1,250,000
Outstanding – March 31, 2025	14,300,575	9,644,874	5,190,000

During the three months ended March 31, 2025, the Company granted 1,250,000 stock options out of which 500,000 stock options vest in thirds on each anniversary of the grant date. The fair value of the stock options vesting in thirds was estimated on the date of grant using the Black-Scholes method and the following weighted average assumptions:

	March 4, 2025
Exercise price	$1.71
Share price	$1.68
Volatility	103.85%
Term (1)	4.5	years
Risk-free rate	3.92%
Dividend yield	0.0%
(1)	As there has been no exercise of options granted under the Incentive plan, the expected term was estimated using the simplified method which is calculated as the average of the time to vest for each tranche from the grant date and the 7-year contractual term.

The remaining 750,000 stock options vest as follows:

Tranche 1 - 25% when the Company’s market capitalization equals $3 billion;

Tranche 2 - 35% when the Company’s market capitalization equals $6 billion;

Tranche 3 – 20% upon the date that the ISA grants an exploitation contract to the Company; and

Tranche 4 – 20% upon the commencement of the first commercial production following the grant of the exploitation contract.

Tranche 1 and Tranche 2 vest based on market conditions of the Company’s market capitalization reaching $3 billion and $6 billion, respectively. Accordingly, these options are determined to be market-based awards for which the Company has calculated fair value and derived a service period through which to expense the related fair value. The options included in Tranche 1 and Tranche 2 had a grant date fair value of $1.09 per share and $0.90 per share and derived service periods of 1.40 years and 1.88 years, respectively. The Company will expense these awards rateably over the remaining service period.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

Tranche 3 and Tranche 4 of the stock options granted vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As the achievement of performance of these conditions at March 31, 2025 was not probable, the Company has not recorded any compensation expense for the performance-based awards. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when the criteria is determined to be probable.

The fair values of the Tranche 1 and Tranche 2 options were estimated on the date of grant using the Monte Carlo method and the following assumptions:

	March 14, 2025
Exercise price	$1.73
Share price	$1.85
Volatility	100.62%
Term (1)	3.22	years
Risk-free rate	3.93%
Dividend yield	0.0%

During the three months ended March 31, 2025, the Company recognized $0.5 million of share-based compensation expense for stock options as general and administrative expenses in the statement of loss and comprehensive loss (For the three months ended March 31, 2024, the Company recognized $47 thousand of share-based compensation expense for stock options of which $14 thousand was related to exploration and evaluation activities and $33 thousand was related to general and administrative expenses). The Company has not granted any options under the 2018 Plan since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued under the 2018 Plan in the prior periods.

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	33,079,041
Forfeited	(516,685)
Exercised	(10,734,581)
Outstanding – December 31, 2024	34,312,655
Granted	11,999,006
Forfeited	(456,913)
Exercised	(7,933,336)
Outstanding – March 31, 2025	37,921,412

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the period are as follows:

	Three months	Three months
	ended March 31,	ended March 31,
Vesting Period	2025	2024
Vesting Immediately (1)	2,619,585	3,800,435
Vesting fully within the first anniversary of the grant date (2)	60,000	17,241
Vesting in thirds on each anniversary of the grant date (3)	8,818,935	7,144,348
Vesting in fourths on each anniversary of the grant date	176,302	—
Vesting based on performance conditions	324,184	—
Total Units Granted	11,999,006	10,962,024
(1)	Of the 2,619,585 RSUs granted during the three months ended March 31, 2025, 2,469,585 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.68 per RSU. In addition, during the three months ended March 31, 2025, the Company granted 150,000 RSUs, to consultants (three months ended March 31, 2024: 46,333 RSUs) resulting in $0.3 million, charged as general and administrative expenses (three months ended March 31, 2024: $0.1 million charged as general and administrative expenses).
(2)	During the three months ended March 31, 2025, 60,000 RSUs vesting on July 1, 2025, were issued to a consultant, resulting in $24 thousand charged as general and administrative expenses.
(3)	The Company granted 8,818,935 RSUs, as payment for the 2024 LTIP awards (three months ended March 31, 2024: 7,144,348 RSUs were issued as payment for the 2023 LTIP awards).

The grant date fair value of all RSUs granted in three months ended March 31, 2025, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three months ended March 31, 2025, a total of $5.4 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three months ended March 31, 2024: $3.2 million) of which share-based compensation expense related to exploration and evaluation activities amounted to $1.9 million (three months ended March 31, 2024 - $1.2 million) and share-based compensation expense related to general and administration matters amounted to $3.5 million (three months ended March 31, 2024 - $2 million). As at March 31, 2025, the total unrecognized share-based compensation expense for RSUs was $29.4 million (December 31, 2024 - $20.5 million).

As at March 31, 2025, an aggregate of 64,727 vested RSUs were being processed and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As at March 31, 2025, there were 14,055,707 common shares reserved for issuance under the ESPP. This included 3,407,085 shares added to the ESPP in January 2025 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the first quarter of 2025, a total of $1 thousand (three months ended March 31, 2024: $9 thousand) was recorded as exploration and evaluation expenses in the statement of loss and comprehensive loss as share-based compensation expense, representing the share price purchase discount offered by the Company.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

14.Loss per Share

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

Anti-dilutive equivalent common shares were as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2025	2024
Outstanding options to purchase common shares	29,135,449	24,599,114
Outstanding RSUs	37,921,412	16,108,177
Outstanding shares under ESPP	4,499	28,796
Outstanding warrants	40,680,770	30,730,770
Outstanding Special Shares and options to purchase Special Shares	136,011,413	136,239,964
Total anti-dilutive common equivalent shares	243,753,543	207,706,821

15.Related Party Transactions

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20 million in the aggregate ( $10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi - annually (or plus 5% if paid - in - kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The 2024 Credit Facility also contains customary events of default. On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, the Company entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024, to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, the Company entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026. As per the Third Amendment to the 2024 Credit Facility, the 2024 Lenders have an option to terminate the credit facility upon certain financing events.

During the three months ended March 31, 2025, the Company repaid $1.8 million of the drawn amount and did not draw from the 2024 Credit Facility any further (For three months ended March 31, 2024, the Company did not draw or repay any amounts from the 2024 Credit Facility). For the first quarter of 2025, the Company incurred $0.1 million as interest expense and $0.5 million as underutilization fees (For first quarter of 2024, the interest amounted to nil and underutilization fees amounted to $22 thousand). During the three months ended March 31, 2025, the Company repaid interest amounting to $0.1 million (For three months ended March 31, 2024: nil).

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

16.Contingent Liabilities

On October 28, 2021, a shareholder filed a putative class action against the Company, one of the Company’s executives and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that the Company or the other defendants will be successful in the Company’s defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that the Company may incur a loss in this matter. Such losses or range of possible losses cannot be reliably estimated. A resolution of this lawsuit adverse to the Company or the other defendants, however, could have a material effect on the Company’s financial position and results of operations in the period in which the lawsuit is resolved. We understand that Mr. Leonard is now deceased. As of the date of this filing, plaintiffs have not filed a motion to substitute his estate, and it is unclear whether they intend to continue the claims against his estate.

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

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share and per share amounts and unless otherwise stated)

(Unaudited)

On November 8, 2024, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to the Company’s initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired the Company’s securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, the Company filed a motion to dismiss on April 10, 2025. The lead plaintiff is expected to file an opposition by May 15, 2025, and the Company is expecting to reply by June 5, 2025. The Company intends to defend against the lawsuit. There can be no assurance, however, that the Company will be successful in its defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

17.Fair Value Accounting

The following tables set forth the Company’s assets and liabilities measured at fair value (Note 4):

	Fair Value at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$2,346	$2,346	$—	$—
Receivables and prepayments	5,012	—	5,012	—
Exploration contracts	42,951	—	—	42,951
Right of use asset	3,337	—	—	3,337
Equipment	713	—	—	713
Software	1,958	—	—	1,958
Investment	8,168	—	—	8,168
	$64,485	$2,346	$5,012	$57,127

Liabilities:
Accounts payable and accrued liabilities	$45,245	$—	$45,245	$—
Short-term debt	9,978	—	9,978	—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	1,353	—	—	1,353
	$81,251	$—	$65,898	$15,353

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

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

18.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical segmentation of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

	March 31,	December 31,
Equipment	2025	2024
Nauru	$713	$771
Tonga	—	—
Total	$713	$771

	March 31,	December 31,
Software	2025	2024
Singapore	1,958	1,928
Total	$1,958	$1,928

19.Subsequent Events

On May 12, 2025, the Company entered into a securities purchase agreement with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares (the "Shares") and accompanying Class C warrants (the "Class C Warrants"), in a registered direct offering. The offering price was $3.00 per Share (gross proceeds of $37.0 million), with each Share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2024 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2025 and 2024, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), with NORI Area D located approximately1,500 miles south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese in a single rock.

These four metals contained in the polymetallic nodules are critical for energy, defense, manufacturing and infrastructure. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped source of the four critical metals contained in nodules. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel, cobalt and manganese sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for nickel-rich lithium-ion batteries, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel manufacturing. Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

We are still in the exploration phase and have not yet obtained an exploitation contract or a commercial recovery permit from any regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

The International Seabed Authority (“ISA”), comprised of 169 countries and the European Union, established regulations over deep-sea mining activities of their nationals, pursuant to UNCLOS. The ISA has adopted exploration regulations and issued 19 polymetallic nodule exploration contracts but has been unable to adopt the final exploitation regulations, standards and guidelines despite initiating work in 2014. Almost 30 countries, including the United States, have not ratified UNCLOS and are not member states of the ISA. To regulate deep-sea mining activities of its citizens in the high seas, the United States adopted the Deep Seabed Hard Mineral Resources Act of 1980, a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration, or NOAA. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989.

We are increasingly focused on advancing our commercial production strategy under the U.S.-based DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC, or TMC USA, submitted two exploration license applications (covering 199,895 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A_2) to NOAA. These applications are estimated to hold approximately 1.635 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

These applications reflect our belief that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which has repeatedly delayed the adoption of the Mining Code. We welcomed the recent Executive Order signed by President Trump on April 24, 2025, titled “Unleashing America’s Offshore Critical Minerals and Resources”, which directs the Commerce Secretary to implement an expedited permitting process under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructs the Departments of Defense and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and of entering into offtake agreements for the procurement of these minerals. In addition, these departments are also directed to review and revise domestic processing capabilities for seabed mineral resources.

At the same time as we pursue the U.S. pathway, we continue to preserve our rights under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, we maintain two ISA exploration contracts in the CCZ, one held by our subsidiary Nauru Ocean Resources Inc., or NORI, sponsored by the Republic of Nauru, and one held by Tonga Offshore Mining Limited, or TOML, sponsored by the Kingdom of Tonga. The ISA has issued a total of 19 exploration contracts covering approximately 1.28 million square kilometers, 17 of which are located in the CCZ. Currently, we are increasingly focused on pursuing commercial production through the U.S. regulatory pathway under DSHMRA, following the April 2025 submission of TMC USA’s exploration license and commercial recovery permit applications to NOAA. We do not believe pursuing licenses and permits with NOAA under DSHMRA affects our ISA exploration contracts.

We have key strategic partnerships with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system, (ii) PAMCO, an experienced Japanese ferronickel producer, which is responsible for pre-feasibility and feasibility studies on nodule processing, and (iii) Glencore which holds offtake rights to 50% of the NORI nickel and copper production if produced from a DGE-owned or controlled facility. In addition, we have worked with engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’(Glencore subsidiary) facilities. The matte refining stages have been tested at SGS Lakefield with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. We expect this partnership to progress to a definitive tolling agreement in 2025, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms.

To reach our objective and initiate commercial production, we are working to: (i) define our resource and project economics, (ii) develop a commercial offshore nodule collection system, (iii) assess the environmental and social impacts of offshore nodule collection, and (iv) develop onshore technology to process collected polymetallic nodules into a manganese silicate product, and an intermediate nickel-copper-cobalt alloy or matte product and/or end-products like nickel and cobalt sulfates, and copper cathode. We are also working towards a pre-feasibility study, which we are now updating to reflect the U.S. regulatory pathway and a new set of requirements under DSHMRA.

Developments in the First Quarter 2025

Below are some of the major developments that occurred in the first quarter of 2025:

TMC and PAMCO Achieve Nodule Processing Milestone, Unlocking Critical Battery & Steelmaking Materials at Existing Facilities

On February 18, 2025, we announced that PAMCO had successfully smelted 450 tonnes of calcine into 35 tonnes of NiCuCo alloy and 320 tonnes of Mn silicate products, during a campaign to process a 2,000-tonne sample of deep-seafloor polymetallic nodules at our partner PAMCO’s Hachinohe Rotary Kiln Electric-Arc Furnace facility in Hachinohe, Japan, demonstrating the process at scale. The process data and operational experience gathered during the processing trial will inform expected definitive processing agreements between the parties.

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

Exploring U.S. Regulatory Pathway

On March 27, 2025, we announced that we initiated a pre-application consultation process with NOAA and the U.S. Department of Commerce under the DSHMRA to consider a U.S. regulatory pathway for the commercial recovery of deep-sea polymetallic nodules in the CCZ. We believe this regulatory pathway offers a clear and predictable route to securing an exploration license and a commercial recovery permit for polymetallic nodules found in the CCZ. We are in the initial planning stages of this strategy, however, and there are no assurances that we will be able to secure any exploration or commercial recovery rights under the DSHMRA in a timely manner, or at all.

Developments Subsequent to March 31, 2025

TMC USA Submits Application for Commercial Recovery of Deep-Sea Minerals Under U.S. Seabed Mining Code

On April 29, 2025, we announced that TMC USA had submitted the first-ever application for a commercial recovery permit and two exploration licenses under the Deep Seabed Hard Mineral Resources Act of 1980 (DSHMRA), advancing the Company’s timeline ahead of its original June 27, 2025 application target. The application area for the commercial recovery permit, TMC USA-A_2, covers a total combined area of 25,160 square kilometers in the Clarion Clipperton Zone which includes areas that contain the Company’s already indicated and measured resources. TMC USA also submitted two exploration license applications: TMC USA-A and TMC USA-B with a total combined area of 199,895 square kilometers. The Company believes the TMC USA-A and USA-B exploration areas contain SEC SK 1300-compliant resources of 1.635 billion wet tonnes of polymetallic nodules supported by existing issued technical report summaries, with an additional estimated 500 million tonnes of potential exploration upside. The resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

TMC Welcomes U.S. Executive Order to Expedite Permitting and Evaluate Offtake of Critical Minerals from Nodules in the High Seas

On April 25, 2025, we welcomed an Executive Order signed by President Trump to create a robust domestic supply for critical minerals derived from seabed resources. The Executive Order, ‘Unleashing America’s Offshore Critical Minerals and Resources’, directs the Commerce Secretary to implement an expedited permitting process under the DSHMRA, a statute passed by Congress in 1980. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the order instructs the Departments of Defense and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and entering into offtake agreements for the procurement of these minerals. These departments are also directed to review and revise domestic processing capabilities for seabed mineral resources and Defense Production Act authorities. The executive order also issued a directive for a joint assessment, led by the Secretaries of Commerce, State, Interior, and Energy in coordination with U.S. partners and allies, on the feasibility of an international seabed benefit-sharing mechanism.

TMC Announces Registered Direct Offering for $37 million

On May 12, 2025, the Company entered into a securities purchase agreement with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares (the "Shares") and accompanying Class C warrants (the "Class C Warrants"), in a registered direct offering. The offering price was $3.00 per Share, resulting in gross proceeds of $37.0 million ($36.75 million after associated fees), with each Share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance.

The Class C Warrants include customary anti-dilution protections and a repurchase feature, permitting the Company to repurchase the warrants for $0.0001 per Common Share underlying the Class C Warrants if the volume-weighted average price of the Company's common shares exceeds $7.00 per share for each trading day in a consecutive 20-trading-day period.

Rutger Bosland, Pioneering Engineer and Technical Lead on Development of TMC’s Nodule Collection System, Joins Company to Drive Commercial Readiness

On April 15, 2025, we announced that Rutger Bosland, the engineer and technical lead who oversaw the design, build, and successful test deployment of Allseas’ integrated nodule collection system, had joined the Company as Chief Innovation and Offshore Technology Officer (CIOTO). Rutger will lead offshore innovation and efforts to scale our technologies for commercial production. He brings world-class expertise in deep-sea mining, naval architecture, and offshore operations to TMC, having led a team of 80+ engineers in developing TMC’s nodule collection system, and Allseas’ program to scale-up nodule collection technology in preparation for TMC’s planned commercial operations.

Project and Regulatory Updates

Project Developments

Progress continues on the Environmental Impact Statement (EIS) post the Impact Assessment workshop held in January 2025 and with the Pre-Feasibility Study (PFS) which will now require additional work to finalize, as a result of the change to permitting under DSHMRA, which is due to be completed in the third quarter of 2025.

Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States

The Deep Seabed Hard Mineral Resources Act

The Deep Seabed Hard Mineral Resources Act of 1980, or DSHMRA, establishes a domestic legal regime for U.S. citizens to explore for and commercially recover hard mineral resources from the seabed in areas beyond U.S. national jurisdiction. DSHMRA affirms that deep-sea mining is a lawful freedom of the high seas, subject to a duty of reasonable regard to the interests of other states in their exercise of those and other freedoms recognized by the general principles of international law, and provides a regulatory structure administered by NOAA, an agency under the U.S. Department of Commerce. NOAA’s implementing regulations detail the criteria and conditions for issuance of deep seabed exploration licenses and commercial recovery permits to U.S. citizens, including any individual, corporation, or other entity organized under the laws of a U.S. state or territory.

The purpose of DSHMRA is to promote the development of seabed minerals by U.S. citizens while ensuring environmental protection, avoidance of conflict with other high seas uses, and consistency with international law. Before any license or permit is issued, NOAA must determine that the proposed activities meet a series of statutory requirements, including that the activity: (i) will not unreasonably interfere with the lawful use of the high seas by other states; (ii) is consistent with U.S. foreign policy and international obligations; (iii) does not create a risk to international peace and security; (iv) is not expected to result in significant adverse environmental effects; and (v) does not pose undue risk to life or property at sea. These findings reflect NOAA’s mandate of advancing U.S. commercial interests in seabed minerals while minimizing environmental and diplomatic risk.

TMC’s wholly owned subsidiary, TMC USA, a US-registered company established in 2013, has submitted three applications to NOAA: two for exploration licenses and one for a commercial recovery permit.

Exploration licenses under DSHMRA grant exclusive rights to conduct technical studies in a defined area and are issued for ten-year terms. Commercial recovery permits authorize full-scale extraction for a period of 20 years subject to extension and are subject to enhanced environmental and operational requirements. To date, NOAA has issued exploration licenses over four areas, of which two are active, however it has not issued any commercial recovery permits under DSHMRA as no U.S. citizen had applied for a commercial recovery permit prior to TMC USA.

TMC USA initiated pre-application consultations with NOAA in the first quarter of 2025 and, following those discussions, submitted its applications in April 2025. These are now under agency review. Each application includes the full environmental, technical, financial, and operational data required under DSHMRA and the National Environmental Policy Act, or NEPA. The NOAA review process includes a determination whether applications for exploration licenses are in full or substantial compliance with the applicable requirements under DSHMRA and its implementing regulations within 30 days of receipt and whether applications for a commercial recovery permit is complete within 60 days. NOAA is then expected to proceed with a full review of the applications, including interagency consultation with other U.S. government departments (including the Department of State, the Department of Defense, and the Environmental Protection Agency), preparation of an Environmental Impact Statement, or EIS, under NEPA, and a public comment period. NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance or unforeseen environmental harm.

DSHMRA and its regulations do not include a statutory deadline for application review. However, the Executive Order signed by President Trump on April 24, 2025, directs the Commerce Secretary to implement an expedited permitting process under DSHMRA.

NOAA issued four exploration licenses in 1984 to U.S.-sponsored consortia for polymetallic nodule exploration in the CCZ. Two of these licenses (USA-1 and USA-4) remain active and are currently held by Lockheed Martin. These licenses have been renewed until 2027 in accordance with DSHMRA’s statutory provisions, which require NOAA to grant extensions if the licensee has substantially complied with license terms.

We believe NOAA has historically adopted a cautious and science-based regulatory posture under DSHMRA, coordinating with other U.S. federal agencies and supporting environmental studies to inform future decisions. In the 1980s and 1990s, the United States entered into reciprocal recognition arrangements with other nations with similar domestic seabed mining laws, helping avoid overlapping claims prior to the establishment of the ISA. Once the ISA became operational in the 1990s, most reciprocating states transitioned to the UNCLOS/ISA system. The United States, however, remains outside that framework. NOAA is not restricted under DSHMRA from issuing licenses or permits over areas that are also subject to ISA exploration or exploitation contracts.

In addition, DSHMRA requires that all mining vessels and at least one transport vessel are U.S. flagged. TMC USA will ensure all vessels contracted for commercial recovery comply with relevant laws pertaining to vessel standards and crew safety. DSHMRA also requires that recovered minerals be processed in the United States unless a waiver is granted, in which case the permittee is required to provide assurances that processed materials are returned to the United States. We are currently evaluating U.S.-based vessel and processing options to satisfy this requirement as well as working with Japan and South Korea-based supply chain to ensure processed materials can be returned to the United States in case the permit to process outside the United States is granted for an initial period. If necessary, we expect to seek a waiver based on the statutory criteria and applicable regulations.

We expect to become subject to additional U.S. laws and regulations as development progresses and are in the early stages of analyzing their applicability and potential impact on our operations.

Existing ISA Exploration Contracts

We currently hold exploration rights to certain polymetallic nodule areas in the CCZ through our subsidiaries NORI and TOML, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively.

NORI, our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. NORI commissioned AMC Consulting Ltd (“AMC”), a leading mining consulting firm, to undertake an Initial Economic Assessment of the mineral resource contained in NORI Area D and to compile a technical report compliant with Canadian National Instrument (NI 43-101), which was completed in March 2021. AMC subsequently compiled the NORI Technical Report Summary, dated March 2021, which included an initial assessment and an economic analysis of NORI Area D prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”). The NORI Technical Report Summary is filed as Exhibit 96.1 to this Annual Report. See Item 2 entitled “Properties” included in this Annual Report for additional information about the 2021 economic analysis of NORI Area D.

TOML, our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on September 23, 2021. TOML commissioned a Technical Report Summary by AMC, dated March 2021, which is filed as Exhibit 96.2 to this Annual Report.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company, and we do not anticipate earning revenues (other than potential service revenue) until one of our wholly-owned subsidiaries receives an exploitation contract or commercial recovery permit and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to the approval of an application for a commercial recovery permit, development of environmental terms, conditions and restrictions associated with our application and development of our technologies to collect and process polymetallic nodules. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2024 Annual Report on Form 10-K, as further updated and/or supplemented in subsequent filings with the SEC.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our results are reported under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and in U.S. dollars.

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $20.6 million for the three months ended March 31, 2025, compared to a net loss of $25.2 million in the same period of 2024. We have an accumulated deficit of approximately $652.0 million from inception through March 31, 2025.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenue

To date, we have not generated any revenue. We expect to generate revenue once we receive a commercial recovery permit, and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

Exploration and Evaluation Expenses

We expense all costs relating to exploration and development of mineral claims. Such exploration and development costs include, but are not limited to, regulatory approvals, exploration mineral title management, geological, geochemical and geophysical studies, environmental baseline studies and process development activities. Our exploration expenses are impacted by the amount of exploration work conducted during each period. The acquisition cost of polymetallic nodule mineral title will be charged to operations as amortization expense on a unit-of-production method based on proven and probable reserves should commercial production commence in the future.

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

Share-based compensation costs from the issuance of stock options and restricted share units (“RSUs”) are measured at the grant date based on the fair value of the award and are recognized over the related service period. Share-based compensation costs are charged to exploration expenses and general and administrative expenses depending on the function fulfilled by the holder of the award. In instances where an award is issued for financing related services, the costs are included within equity as part of the financing costs. We recognize forfeiture of any awards as they occur.

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2024 Annual Report on Form 10-K.

Comparison of the Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended
(Dollar amounts in thousands, except as noted)	March 31,
	2025	2024	% Change
Exploration and evaluation expenses	$9,515	$18,123	(47)%
General and administrative expenses	8,500	6,559	29%
Equity-accounted investment loss	35	78	(55)%
Change in fair value of warrants liability	441	531	(17)%
Foreign exchange loss (gain)	1,095	(266)	512%
Interest income	(19)	(102)	(81)%
Fees and interest on borrowings and credit facility	1,021	271	277%
Loss for the period	$20,588	$25,194	(18)%

Three Months ended March 31, 2025 compared to Three Months ended March 31, 2024

We reported a net loss of approximately $20.6 million in the first quarter of 2025, compared to a net loss of $25.2 million in the same period of 2024.  The following explains the major reasons for the decrease in the net loss in the first quarter of 2025.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended March 31, 2025 were $9.5 million, compared to $18.1 million for the same period in 2024. The decrease of $8.6 million is primarily due to a decrease in mining, technological and process development of $8.6 million as the comparative quarter of 2024 included costs incurred on the transportation of nodules to PAMCO’s facility in Japan, resource definition costs incurred during Campaign 8 which was completed in the first quarter of 2024 and lower costs incurred on environmental and prefeasibility studies, partially offset by an increase in share-based compensation of $0.9 million due to the amortization of the fair value of RSUs and options granted to the officers in the second quarter of 2024.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2025 were $8.5 million compared to $6.6 million for the same period in 2024. The increase of $1.9 million in G&A expenses was mainly to the result of an increase in share-based compensation of $2.2 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, partially offset by a decrease of $0.3 million in legal costs in the first quarter of 2025.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability consists of the change in the fair value of the 9,500,000 Private Warrants. During the three months ended March 31, 2025, the fair value of warrants liability increased by 48% reflecting the increase in both the price of the public warrants and price of the Company’s shares.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on the Company’s short-term debt borrowings was $0.2 million in the first quarter of 2025 ($nil for the same period of 2024), while interest on drawn amounts on the Company’s credit facilities was $0.1 million and underutilization fees on these same facilities was $0.7 million in the first quarter of 2025 ($nil and $0.3 million over the same periods in 2024, respectively).

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of March 31, 2025, we had cash on hand of $2.3 million.

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

We have yet to generate any revenue from our business operations. We are an exploration-stage company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing US exploration licenses and a commercial recovery permit and ISA exploitation contracts or provisional approvals. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, as we advance our application to NOAA for exploration licenses and a commercial recovery permit and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our credit facility with ERAS Capital LLC and Gerard Barron, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in external business environment.

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

On May 27, 2024, we entered into a short-term loan agreement with the Lender (Argentum Cedit Virtuti GCV), an affiliate of Allseas. In accordance with the agreement, the Lender provided a short-term loan amounting to $2 million (the “Loan”) on May 30, 2024. The Loan takes priority over the 2024 Credit Facility. The Loan matured on September 10, 2024 (maturity date) and accrued interest at a rate of 8% per annum. On the maturity date, the Company repaid the entire Loan amounting to $2 million and the accrued interest amounting to $46 thousand.

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

On May 12, 2025, we entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares and accompanying Class C Warrants, in a registered direct offering. The offering price was $3.00 per Share, with each Share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance.

We may receive up to approximately $314 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants and the Class B Warrants, based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants and Class B Warrants is $2.00 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the exercise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended
(thousands)	March 31,
	2025	2024
Net cash used in operating activities	$(9,347)	$(11,852)
Net cash used in investing activities	$(70)	$(340)
Net provided by financing activities	$8,293	$9,048
Decrease in cash	$(1,124)	$(3,144)

Three Months ended March 31, 2025 compared to Three Months ended March 31, 2024

Cash flows used in Operating Activities

For the three months ended March 31, 2025, major operating activities included advanced work on pre-feasibility studies and work to advance our permit applications, resulting in net cash used in operating activities of $9.3 million. This consisted of $3 million on various environmental work, $2.6 million on payroll costs, $1.5 million on stakeholder engagement, $1 million on legal and consulting fees and an additional $1.2 million for various expenses. Net cash used in operating activities in the first three months of 2024, amounted to $11.9 million, and included costs on the final stage of Campaign 8, as well as advanced work on engineering and pre-feasibility studies.

Cash flows used in Investing Activities

Net cash provided by investing activities for three months ended March 31, 2025 and 2024 represent the purchase of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $8.3 million, which comprised of proceeds received from the Registered Direct Offering announced in November 2024 of $5 million (less fees of $0.5 million), proceeds from shares issued from our ATM of $5.6 million and the repayment of short-term debt of $1.8 million, while the first three months of 2024 results represent the cash received from the 2023 Registered Direct Offering of $9 million (less fees of $0.1 million) and proceeds from the exercise of stock options of $0.2 million.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: NORI is currently implementing its approved five-year plan. The cost of the estimated work plan for 2025 onwards is dependent on NORI’s current five-year plan and any future approved exploration contract extension program of work. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date. NORI’s exploration contract expires on July 21, 2026. NORI is required to submit an application for extension no later than six months before the expiration of the contract. NORI intends to submit an application for a five-year extension in 2025.

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

Regulatory Obligations Relating to Exploration Contracts

Under ISA requirements, both TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA, and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. Upon reaching the minimum recovery level within the exploitation contract area, NORI will pay Nauru a seabed mineral recovery payment based on the polymetallic nodules recovered from the exploitation contract area. In addition, NORI will pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract. NORI is in discussions with the Government of Nauru to renegotiate the existing sponsorship agreement and has also committed to ensuring NORI pays corporate income tax within Nauru, assuming our future operations are ultimately profitable.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of up to an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments. NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production. Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to up to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero Offshore Nodule Collection System production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2025. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and NORI also intend to investigate acquiring a second production vessel similar to the Hidden Gem, another Samsung 10000, with the potential for an additional production rate of three million tonnes of wet nodules per year and lower associated per tonne production cost. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through March 31, 2025, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Borrowing with Company Related to Allseas

2023 Credit Facility

As described above, on March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25 million pursuant to the terms and conditions of the 2023 Credit Facility, as amended, which has a maturity date of August 31, 2025. On August 16, 2024, we entered into the Third Amendment to the 2023 Credit Facility, to increase the borrowing limit of the 2023 Credit Facility to $27.5 million. Under the terms of the Third Amendment, upon closing of the November 2024 Registered Direct Offering discussed above, the borrowing limit returned to $25 million. There was no outstanding balance under the 2023 Credit Facility as at December 31, 2024. Pursuant to the Letter Agreement entered into on March 24, 2025, we agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay Argentum Cedit Virtuti GCV the underutilization fee thereunder.

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

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

On March 22, 2024, we entered into an Unsecured Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024 to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, we entered into the Third Amendment to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

As at March 31, 2025, we have drawn $2.5 million from the 2024 Credit Facility and incurred $0.2 million as interest expense. Until March 31, 2025, we incurred $1.5 million, as underutilization fees, which would be payable only in the event the 2024 Credit Facility is not drawn down at the time such fees are payable. Until March 31, 2025, we repaid interest amounting to $0.1 million, and underutilization fees amounting to $0.1 million to the 2024 Lenders. On January 31, 2025, we repaid the drawn amount and outstanding interest on the 2024 Credit Facility amounting to $1.8 million and $0.1 million, respectively.

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

Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2025, (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI Initial Assessment and TOML Mineral Resource Statement

Except where otherwise stated, the scientific and technical information set forth in this Quarterly Report on Form 10-Q relating to the area under which our subsidiary NORI holds an exploration contract issued by the ISA (the “NORI Area”) and the area under which our subsidiary TOML holds an exploration contract issued by the ISA (the “TOML Area”) is based on technical reports (the “Technical Reports”) prepared in accordance with the SEC rules set forth in subpart 1300 of Regulation S-K.

●	In respect of the NORI Area, the technical report entitled “Technical Report Summary – Initial Assessment of the NORI Property, Clarion-Clipperton Zone” dated as of March 17, 2021, or the NORI Initial Assessment, prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K; and
●	In respect of the TOML Area, the technical report entitled “Technical Report Summary – TOML Mineral Resource, Clarion Clipperton Zone, Pacific Ocean” dated as of March 26, 2021, or the TOML Mineral Resource Statement, prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K.

We plan to continue to estimate our resources in the NORI and TOML Areas and develop the project economics. The initial assessment included in the NORI Initial Assessment Report is a conceptual study of the potential viability of mineral resources in NORI Area D. This initial assessment indicates that development of the mineral resource in NORI Area D is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated. In addition, we have continued to define our resource in the NORI Area, with the goal to develop project economics to pre-feasibility level and are working towards a pre-feasibility study, which is nearing completion. As part of our ongoing refinement of our business plans and resource definition work, we are now pursuing a low-capital asset expenditure (“CAPEX”) approach to our development and commercialization of operations for our NORI Area D project where we reuse existing production assets as opposed to the high-CAPEX approach, where the majority of offshore and onshore production assets would be newly built by us as assumed in the 2021 economic analysis included in the NORI Initial Assessment. In addition, we are increasingly focused on advancing our commercial production strategy under the U.S.-based DSHMRA regime. As a result of these changes and the general passage of time since the valuation date of January 1, 2021, the 2021 point-in-time economic analysis included in Section 19 of the NORI Initial Assessment and the estimated capital and operating costs set forth in Section 18 of the NORI Initial Assessment, including any references thereto throughout the NORI Initial Assessment, should no longer be relied upon or used by investors for any reason.

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

Further information on each of the polymetallic nodule areas in the CCZ and the Technical Reports referred to above can be found in the 2024 Annual Report on Form 10-K. The information contained in this Quarterly Report in Form 10-Q regarding the NORI Area and the TOML Area has been derived from the Technical Reports, is subject to certain assumptions, qualifications and procedures described in the Technical Reports and is qualified in its entirety by the full text of the Technical Reports, each of which is filed as an exhibit to the 2024 Annual Report on Form 10-K.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at March 31, 2025.

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

Regulatory Risk

Both the ISA and the U.S. regime under DSHMRA have not yet been used for commercial production of seafloor polymetallic nodules. To date, NOAA has not issued a commercial recovery permit, and the legal framework, while established, has not yet been applied to the full lifecycle of a seabed mining project. Despite our April 2025 applications now under NOAA review, the applications are subject to an initial determination by NOAA as to substantial compliance and completeness under DSHMRA, and there can be no assurance that such determinations will be favorable, that the applications will proceed to full review without delay, or that NOAA will not request additional information, modifications, or clarifications prior to accepting the applications for full review or that any of the applications will lead to NOAA granting the Company any exploration licenses or a commercial recovery permit on a timely basis or at all, or on commercially viable terms and conditions, which would materially and negatively impact our business, financial condition, liquidity, results of operations and prospects. Although we believe the regulations may allow for a direct or simultaneous application for a commercial recovery permit in cases where sufficient environmental and technical data already exists, there is no assurance that NOAA will agree with this interpretation. If NOAA requires us to begin the permitting process under DSHMRA with an exploration license, this likely would delay our intended commercialization timeline and increase permitting costs and complexity. Also, if TMC USA is required to resubmit any of its applications to NOAA because the initial applications are not in substantial compliance or complete, we could lose rights under DSHMRA to the areas covered by TMC USA’s initial applications if NOAA received another application covering the same areas before TMC USA resubmits the applications. In addition, there is no assurance that we will be able to comply with, or obtain a waiver of, the requirement under DSHMRA that minerals be processed in the United States.

In addition, permitting under DSHMRA will subject us to a complex regulatory system in the United States which we are currently analyzing to determine applicability and how compliance will impact our development plans and potential commercial operations. For example, we will be subject to the Merchant Marine Act of 1920 and will need to be in full compliance with U.S. environmental laws, and NOAA may deny a commercial recovery permit if it determines that significant adverse environmental effects cannot be adequately mitigated. The review and approval process will also be subject to a full EIS process under NEPA, as well as public comment and potential legal challenge in U.S. courts by third parties. Although the recent Executive Order signed by President Trump on April 24, 2025 directs the Commerce Secretary to implement an expedited permitting process under DSHMRA, the timing of license or permit issuance remains uncertain, as there is no statutory deadline under DSHMRA and actual review timelines will depend on the scope and outcome of NOAA’s assessment.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, as a result of a material weakness in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our 2024 Annual Report on Form 10-K, management identified a material weakness in the operating effectiveness of our internal controls over the accounting for significant non-routine transactions that resulted from the inadequate and untimely involvement of stakeholders and technical advisors with an appropriate level of expertise to account for a non-routine, unusual and complex transaction. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

In order to remediate this material weakness, during 2024, we developed a policy to assist with the identification of significant, non-routine transactions and to define the processes to follow in addressing the accounting and reporting requirements of these transactions. In addition, we rolled out training on processes and controls related to significant, non-routine transactions and identifying circumstances under which we use technical advisors in connection with evaluating such transactions. During the fourth quarter of 2024, we identified a significant, non-routine transaction that occurred and we applied the processes as required under the new policy. Although management believes the new policy, processes and training worked effectively for this significant, non-routine transaction, the new internal control over significant, non-routine transactions needs to be in operation and tested for sufficient instances to be considered effective and, therefore, these changes can only be deemed effective once they have been in place over a longer time period and applied in additional instances.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the first quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. There is no assurance, however, that we or the other defendants will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. If the motion to dismiss is unsuccessful, there is a possibility that we may incur a loss in this matter. Such losses or range of possible losses either cannot be reliably estimated. A resolution of this lawsuit adverse to us or the other defendants, however, could have a material effect on our financial position and results of operations in the period in which the lawsuit is resolved. We understand that Mr. Leonard is now deceased. As of the date of this filing, plaintiffs have not filed a motion to substitute his estate, and it is unclear whether they intend to continue the claims against his estate.

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

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we filed our motion to dismiss on April 10, 2025. The lead plaintiff is expected to file an opposition by May 15, 2025, and we are expected to reply by June 5, 2025. We intend to defend against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K. Other than noted below, there have been no material changes from or additions to the risk factors disclosed in our 2024 Annual Report on Form 10-K. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Our efforts to pursue deep-sea nodule exploration licenses and a commercial recovery permit under the U.S. Deep Seabed Hard Mineral Resources Act may subject us to conflicting regulatory regimes, uncertain legal interpretations, and operational risks that could adversely affect our business.

We have initiated a U.S.-based regulatory pathway with the U.S. Department of Commerce and NOAA under DSHMRA for the commercial recovery of polymetallic nodules in the CCZ, while maintaining our rights under our exploration contracts issued by the ISA under UNCLOS. We are now prioritizing this U.S. pathway, while preserving our rights under our subsidiaries’ ISA exploration contracts. Although we believe this dual-path approach enhances optionality, it introduces additional risks and complexities.

Both the ISA under UNCLOS and the U.S. regime under DSHMRA have not yet been used for commercial production of seafloor polymetallic nodules. To date, NOAA has not issued a commercial recovery permit, and the legal framework, while established, has not yet been applied to the full lifecycle of a seabed mining project. Despite our April 2025 applications now under NOAA review, the applications are subject to an initial determination by NOAA as to substantial compliance and completeness under DSHMRA, and there can be no assurance that such determinations will be favorable, that the applications will proceed to full review without delay, or that NOAA will not request additional information, modifications, or clarifications prior to accepting the applications for full review or that any of the applications will lead to NOAA granting the Company any exploration licenses or a commercial recovery permit on a timely basis or at all, or on commercially viable terms and conditions, which would materially and negatively impact our business, financial condition, liquidity, results of operations and prospects. In particular, NOAA’s regulations have been interpreted by some as requiring a sequential process in which an exploration license must first be obtained before a commercial recovery permit can be granted. Although we believe the regulations may allow for a direct or simultaneous application for a commercial recovery permit in cases where sufficient environmental and technical data already exists, there is no assurance that NOAA will agree with this interpretation. If NOAA requires us to begin the permitting process under DSHMRA with an exploration license, this likely would delay our intended commercialization timeline and increase permitting costs and complexity. Also, if TMC USA is required to resubmit any of its applications to NOAA because the initial applications are not in substantial compliance or complete, we could lose rights under DSHMRA to the areas covered by TMC USA’s initial applications if NOAA received another application covering the same areas before TMC USA resubmits the applications. In addition, there is no assurance that we will be able to comply with, or obtain a waiver of, the requirement under DSHMRA that minerals be processed in the United States.

In addition, permitting under DSHMRA will subject us to a complex regulatory system in the United States which we are in the initial stages of analyzing to determine applicability and how compliance will impact our development plans and potential commercial operations. For example, we will be subject to the Merchant Marine Act of 1920 and will need to be in full compliance with U.S. environmental laws, and NOAA may deny a commercial recovery permit if it determines that significant adverse environmental effects cannot be adequately mitigated. The review and approval process will also be subject to a full EIS process under NEPA, as well as public comment and potential legal challenge in U.S. courts by third parties. Although the recent Executive Order signed by President Trump on April 24, 2025 directs the Commerce Secretary to implement an expedited permitting process under DSHMRA, the timing of license or permit issuance remains uncertain, as there is no statutory deadline under DSHMRA and actual review timelines will depend on the scope and outcome of NOAA’s assessment.

Moreover, a U.S.-issued permit would be a unilateral authorization by the United States not formally recognized by the ISA or by countries that are parties to UNCLOS. We do not believe pursuing licenses and permits with NOAA under DSHMRA nullifies our ISA exploration contracts or our sponsorship contracts with the Republic of Nauru and the Kingdom of Tonga, and we believe NORI and TOML are in compliance with each of their ISA exploration contracts and each of their sponsorship contracts. There can be no assurances, however, that the ISA may not attempt to suspend or terminate our existing exploration contracts or that it will renew our NORI exploration contract when it expires in July 2026 or our TOML exploration contract when it expires in January 2027. Nor can there be assurances that our sponsorship contracts will not be suspended or terminated. In addition, if we proceed under the DSHMRA regime and secure U.S. permits, we may need to relinquish or suspend overlapping rights held under our ISA exploration contracts, which could raise diplomatic concerns or be perceived as undermining the ISA’s authority and allow the ISA to grant rights to these overlapping areas to other parties. While we believe our dual-path strategy is legally sound and the Trump administration, the U.S. Department of Commerce and NOAA have stated that U.S. companies can apply for exploration licenses and commercial recovery permits for deep-sea mining in ocean areas beyond national jurisdiction under DSHMRA, the announcement or implementation of this strategy may cause additional regulatory and political tensions, delay ISA decision-making, or impair our ability to secure or maintain exploration contracts or an exploitation contract under the ISA framework and may result in our need to engage in costly and time-consuming litigation to enforce our rights. In addition, a commercial recovery permit issued to us under DSHMRA, if any, may not be recognized by countries that are parties to UNCLOS or by the ISA and may be regarded by UNCLOS parties and the ISA as a violation of international law, including UNCLOS, which could affect international perceptions of the project, and could have implications for logistics, processing, and market access in UNCLOS parties for seabed minerals extracted under a U.S. license or permit and for downstream products containing them, or for partnerships involving foreign entities, and could also result in actions, pursuant to UNCLOS, against us under the national laws of UNCLOS parties, any or all of which could have a material adverse affect on our business, financial condition, liquidity, results of operations and prospects.

Success under the U.S. regulatory pathway will also require continued policy support from the U.S. executive branch and agencies such as NOAA and the Department of Commerce. Shifts in U.S. political priorities, legal interpretations, or agency leadership could adversely affect our ability to obtain and maintain required approvals or to rely on DSHMRA as a viable permitting pathway.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Board Observer Agreement

On May 12, 2025, we entered into a Board Observer Agreement with Zachary A. Wydra, the Chief Executive Officer of First Manhattan Co. LLC and related entities and portfolio manager of certain accounts managed by First Manhattan Co. LLC, a beneficial owner of more than five percent (5%) of our issued and outstanding common shares, under which Mr. Wydra will serve as a non-voting observer to our board of directors, whereby he may have access to certain information and attend and provide input at meetings of our board of directors, subject to certain limitations. Mr. Wydra will not receive any compensation for his role as a board observer.  The foregoing description of the Board Observer Agreement does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Board Observer Agreement which we expect to attach as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated therein by reference.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Letter Agreement, dated March 24, 2025, by and among the Company, Allseas Investments SA and Argentum Cedit Virtuti GCV		Form 10-K (Exhibit 10.41)	03/27/2025	001-39281

10.2	Third Amendment to the Unsecured Credit Facility, dated March 26, 2025, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-K (Exhibit 10.45)	03/27/2025	001-39281

10.3	Form of Class C Warrant to Purchase Common Shares		Form 8-K (Exhibit 4.1)	05/12/2025	001-39281

10.4	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	05/12/2025	001-39281

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X			001-39281
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: May 14, 2025	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: May 14, 2025	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer