Form 10-Q
period 2025-06-30
TMC the metals Co Inc.
filed 2025-08-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the registrant had 406,392,921 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended June 30, 2025

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (“2024 Annual Report on Form 10-K”) and in Item 1A of Part II of our Quarterly Report on Form 10 - Q for the quarter ended March 31, 2025 as filed with the SEC on May 14, 2025. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		June 30,	December 31,
ASSETS	Note	2025	2024
Current
Cash		$115,759	$3,480
Receivables and prepayments		1,519	1,851
		117,278	5,331
Non-current
Exploration assets		42,951	42,951
Equipment		655	771
Software development costs		2,039	1,928
Right-of-use asset	6	2,860	3,814
Investment	7	7,911	8,203
		56,416	57,667

TOTAL ASSETS		$173,694	$62,998

LIABILITIES
Current
Accounts payable and accrued liabilities	9	47,099	42,754
Short-term debt	6,15	2,478	11,775
		49,577	54,529
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	14,000	14,000
Warrants liability	12	17,582	912
		42,257	25,587

TOTAL LIABILITIES		$91,834	$80,116

EQUITY
Common shares (unlimited shares, no par value – issued: 397,155,318 (December 31, 2024 –340,708,460))		606,246	477,217
Additional paid in capital		203,181	138,303
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(726,364)	(631,435)
TOTAL EQUITY		81,860	(17,118)

TOTAL LIABILITIES AND EQUITY		$173,694	$62,998

Nature of Operations (Note 1)

Contingent Liabilities (Note 16)

Subsequent Event (Note 19)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2025	2024	2025	2024
Operating expenses
Exploration and evaluation expenses	8	$10,496	$12,403	$20,011	$30,526
General and administrative expenses		11,479	7,892	19,979	14,451
Operating loss		21,975	20,295	39,990	44,977

Other items
Nauru Warrant cost	12	33,079	—	33,079	—
Equity-accounted investment loss (income)	7	(89)	61	(54)	139
Change in fair value of warrant liability	12	16,229	(580)	16,670	(49)
Foreign exchange loss (gain)		2,461	(84)	3,556	(350)
Interest income		(147)	(16)	(166)	(118)
Fees and interest on borrowings and credit facilities	6, 15	833	492	1,854	763

Net Loss and comprehensive loss for the period		$74,341	$20,168	$94,929	$45,362

Net Loss per share
- Basic and diluted		$0.20	$0.06	$0.27	$0.14

Weighted average number of common shares outstanding – basic and diluted		366,626,500	320,891,977	356,045,231	316,206,916

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2025	356,617,022	$495,804	$—	$—	$140,656	$(1,203)	$(652,023)	$(16,766)
Issuance of shares and warrants to Korea Zinc, net of expenses (Notes 10, 12)	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses (Notes 10, 12)	9,000,000	17,640	—	—	12,087	—	—	29,727
Shares issued from ATM (Note 11)	4,567,770	9,222	—	—	—	—	—	9,222
Exercise of Class A warrants (Note 12)	250,000	724	—	—	3,053	—	—	3,777
Exercise of Class B warrants (Note 12)	4,833,096	6,451	—	—	(3,801)	—	—	2,650
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	1,539,397	3,254	—	—	(3,254)	—	—	—
Exercise of stock options (Note 13)	712,124	1,453	—	—	(991)	—	—	462
Share purchase under Employee Share Purchase Plan (Note 13)	12,533	12	—	—	(2)	—	—	10
Nauru Warrant Cost (Note 12)	—	—	—	—	33,079	—	—	33,079
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	8,922	—	—	8,922
Loss for the period	—	—	—	—	—	—	(74,341)	(74,341)
June 30, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2024	318,291,383	$454,431	$—	$—	$122,691	$(1,216)	$(574,096)	$1,810
Conversion of restricted share units, net of shares withheld for taxes	1,777,466	1,884	—	—	(1,884)	—	—	—
Shares issued from ATM	1,634,588	2,587	—	—	—	—	—	2,587
Exercise of stock options	511,052	1,617	—	—	(1,398)	—	—	219
Share purchase under Employee Share Purchase Plan	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity	—	—	—	—	5,921	—	—	5,921
Loss for the period	—	—	—	—	—	—	(20,168)	(20,168)
June 30, 2024	322,241,883	$460,573	$—	$—	$125,300	$(1,216)	$(594,264)	$(9,607)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2025	340,708,460	$477,217	$—	$—	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants to Korea Zinc, net of expenses (Notes 10, 12)	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses (Notes 10, 12)	9,000,000	17,640	—	—	12,087	—	—	29,727
Issuance of shares and warrants under 2024 Registered Direct Offering, net of expenses (Notes 10, 12)	5,000,000	2,237	—	—	2,763	—	—	5,000
Shares issued from ATM (Note 11)	7,542,996	14,784	—	—	—	—	—	14,784
Exercise of Class A warrants (Note 12)	250,000	724	—	—	3,053	—	—	3,777
Exercise of Class B warrants (Note 12)	4,833,096	6,451	—	—	(3,801)	—	—	2,650
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	9,472,733	14,042	—	—	(14,042)	—	—	—
Exercise of stock options (Note 13)	712,124	1,453	—	—	(991)	—	—	462
Share purchase under Employee Share Purchase Plan (Note 13)	12,533	12	—	—	(2)	—	—	10
Nauru Warrant Cost (Note 12)	—	—	—	—	33,079	—	—	33,079
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	19,300	—	—	19,300
Loss for the period	—	—	—	—	—	—	(94,929)	(94,929)
June 30, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$—	$—	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under registered direct offering, net of expenses	4,500,000	7,447	—	—	1,553	—	—	9,000
Conversion of restricted share units, net of shares withheld for taxes	8,890,139	10,485	—	—	(10,485)	—	—	—
Shares issued from ATM	1,634,588	2,587	—	—	—	—	—	2,587
Exercise of stock options	631,052	1,761	—	—	(1,352)	—	—	409
Share purchase under Employee Share Purchase Plan	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity	—	—	—	—	12,817	—	—	12,817
Loss for the period	—	—	—	—	—	—	(45,362)	(45,362)
June 30, 2024	322,241,883	$460,573	$—	$—	125,300	$(1,216)	$(594,264)	$(9,607)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Six months ended	Six months ended
		June 30,	June 30,
	Note	2025	2024
Cash provided by (used in)

Operating activities
Loss for the period		$(94,929)	$(45,362)
Items not affecting cash:
Nauru Warrant Cost	12	33,079	—
Amortization		116	197
Accrued interest on credit facilities		128	25
Lease expense	6	954	954
Share-based compensation and expenses settled with equity	13	19,300	12,817
Equity-accounted investment (income) loss	7	(54)	139
Change in fair value of warrants liability	12	16,670	(49)
Unrealized foreign exchange movement		4,687	(301)
Interest paid on amounts drawn from credit facilities and short-term Debt	6,15	(693)	(25)
Changes in working capital:
Receivables and prepayments		332	782
Accounts payable and accrued liabilities		401	6,857
Net cash used in operating activities		(20,009)	(23,966)

Investing activities
Acquisition of equipment and software		(120)	(415)
Proceeds from Low Carbon Royalties distribution	7	346	—
Net cash generated from (used in) investing activities		226	(415)

Financing activities
Proceeds from Korea Zinc Private Placement	10	85,165	—
Proceeds from Registered Direct Offerings	10	35,010	9,000
Expenses paid for Registered Direct Offerings	10	(492)	(142)
Proceeds from shares issued from ATM	11	14,784	2,546
Proceeds from exercise of Class A warrants	12	3,777	—
Proceeds from exercise of Class B warrants	12	2,650	—
Repayment of drawn amount on credit facilities	15	(1,797)	—
Repayment of Allseas Working Capital Loan	6	(7,500)	—
Proceeds from exercise of stock options	13	462	409
Proceeds from Drawdown of credit facilities	6, 15	—	3,875
Proceeds from Drawdown of Allseas Debt Agreement	6	—	2,000
Proceeds from Employee Share Purchase Plan	13	10	24
Net cash provided by financing activities		132,069	17,712
Increase (Decrease) in cash		$112,286	$(6,669)
Impact of exchange rate changes on cash		(7)	301
Cash - beginning of period		3,480	6,842
Cash - end of period		$115,759	$474

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

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 or DSHMRA. The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 199,895 square kilometers. The submitted commercial recovery permit application is to secure exploitation rights for a subset of the TMC USA-A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of stock options (Note 13), valuation of warrants (Note 12), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2025, and 2024.

As at June 30, 2025, and December 31, 2024, the carrying values of cash, receivables, short-term debt, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability, accrued liabilities and warrants which are recorded at fair value as disclosed in Note 7, Note 9 and Note 12, respectively.

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

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas Group S.A. (“Allseas”) entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the three and six months ended June 30, 2025, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $0.9 million and $3.2 million, respectively as part of the development of the commercial nodule collection system: these costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 8) (For three months and six months ended June 30, 2024: $3.2 million and 6.9 million respectively).

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

For the three and six months ended June 30, 2025, the Company has recognized $0.5 million and $1 million, respectively as lease expense recorded as exploration and evaluation expense (For the three and six months ended June 30, 2024: $0.5 million and $1 million respectively).

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the year	1,907
Balance as at December 31, 2024	$3,814
Lease expense during the period	954
Balance as at June 30, 2025	$2,860

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company of $7.5 million (the “Working Capital Loan”) to be used towards general corporate purposes and for the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to Allseas Investments on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On March 24, 2025, the Company entered into a Letter Agreement with Allseas Investments, pursuant to which the Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest being repayable on that date. During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.2 million, respectively as interest expense. During the second quarter of 2025, the Company repaid the entire outstanding loan and interest, amounting to $7.5 million and $0.5 million, respectively, thereby cancelling the Working Capital Loan Agreement.

Other Activity

On May 12, 2025, the Company entered into a securities purchase agreement with Allseas (Note 10) pursuant to which the Company agreed to sell and issue, 2,333,333 common shares of the Company, and 2,333,333 Class C warrants (“Class C Warrants”) to Allseas for gross proceeds of $7 million. In the second quarter of 2025, the entire gross proceeds from Allseas were received and the corresponding shares were issued.

As at June 30, 2025, the total amount payable to Allseas and its affiliates was $32.4 million, with the entire balance recorded in accrued liabilities in the Condensed Consolidated Balance Sheet (Note 9) (December 31, 2024: $33.3 million of which $25.8 recorded as accrued liabilities and $7.5 million recorded as short-term debt). As at June 30, 2025, Allseas and its affiliates owned 56.1 million TMC common shares (2024: 53.8 million TMC common shares) which constituted 14.1% (December 31, 2024: 15.8%) of total common shares outstanding.

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

During the six months ended June 30, 2025, there was no change to the Company’s ownership in Low Carbon Royalties which remained at 32% (December 31, 2024: 32%).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

For the three and six months ended June 30, 2025, the Company’s share of the net gain generated by Low Carbon Royalties was $89 thousand and $54 thousand, respectively (For the three and six months ended June 30, 2024, the Company’s share of Low Carbon Royalties’s net loss was: $61 thousand and $139 thousand respectively). During the second quarter of 2025, Low Carbon Royalties declared and paid a return of capital of $0.025 per share with the Company’s share of return of capital amounting to $0.3 million. The Company recorded the return of capital received from Low Carbon Royalties based on the Nature of the Distribution Approach. As the distribution was a return of capital, the Company has disclosed the receipt under Investing Activities in the Condensed Consolidated Statements of Cash Flows.

Investment
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the 2024 year	(226)
Investment as at December 31, 2024	$8,203
Return of Capital	(346)
Equity-accounted investment income for the six months ended June 30, 2025	54
Investment as at June 30, 2025	$7,911

The NORI Royalty was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compares the specific characteristics of these transactions to estimate the fair value. The fair value of the royalty liability as at June 30, 2025, remained unchanged at $14 million.

Financial results of Low Carbon Royalties as at and for the three and six months ended June 30, 2025, and 2024 are summarized below:

	As at June 30,	As at June 30,
	2025	2024
Current Assets	$1,031	1,410
Non-Current Assets	25,112	25,726
Current Liabilities	70	80

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2025	2024	2025	2024
Royalty Income	$273	396	526	790
Total Revenue	284	410	554	814
Comprehensive Gain (Loss) for the period	$277	(191)	167	(433)

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Environmental Studies	$1,826	$1,489	$3,096	$3,319
Exploration Labor	2,601	2,423	5,188	4,757
Share-Based Compensation (Note 13)	3,325	3,123	5,253	4,094
Mining, Technological and Process Development	1,553	3,936	4,503	15,534
Prefeasibility Studies	462	295	503	585
Sponsorship, Training and Stakeholder Engagement	606	740	1,239	1,613
Other	123	397	229	624
	$10,496	$12,403	$20,011	$30,526

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities outstanding at June 30, 2025, and December 31, 2024 are as follows:

	June 30	December 31
	2025	2024
Accounts Payable	$4,215	$6,198
Accrued Liabilities (1)(2)	42,884	36,556
	$47,099	$42,754

(1)As at June 30, 2025, accrued liabilities included $32.4 million related to Allseas (Note 6) (Dec 31, 2024 - $25.8 million).

(2)	As of June 30, 2025, accrued liabilities included $0.4 million in fees payable to a consultant, contingent on warrant exercise and recorded at fair value.

10.Financing Activity

2024 Registered Direct Offering

In the last quarter of 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2024 Registered Direct Offering”) 19,900,000 common shares and issue Class B Warrants to purchase 9,950,000 Common Shares (“Class B Warrants”). On February 6, 2025, the Company received the final balance of committed funding from the 2024 Registered Direct Offering of $5 million and issued 5,000,000 common shares and 2,500,000 Class B Warrants. Out of the total $5 million net proceeds received in the three months ended March 31, 2025, the net proceeds attributable to common shares were $2.2 million and the net proceeds attributable to Class B Warrants were $2.8 million (Note 12).

2025 Registered Direct Offering

On May 12, 2025, the Company entered into a securities purchase agreement with certain new and existing investors pursuant to which the Company in consideration of gross proceeds of $37 million, agreed to sell and issue, in a registered direct offering (the “ 2025 Registered Direct Offering”), an aggregate of 12,333,333 common shares of the Company, and accompanying Class C warrants to purchase an aggregate of 12,333,333 common shares to such new and existing investors (Note 12). Each Common Share and the accompanying Class C Warrant to purchase a Common Share were sold at a price of $3.00.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

During the second quarter of 2025, the Company received gross proceeds of $30 million and issued 9,000,000 million common shares and 10,003,333 Class C Warrants. The Company issued the remaining 3,333,333 common shares and 2,330,000 Class C Warrants in July 2025 after receipt of the remaining gross proceeds amounting to $7 million. The total expenses related to the 2025 Registered Offering were $0.3 million resulting in net proceeds of $36.7 million.

Agreement with Korea Zinc

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “Korea Zinc Agreement”) with Korea Zinc Company, Ltd. (“Korea Zinc”), pursuant to which the Company in consideration of gross cash receipt of $85.2 million, agreed to issue and sell to Korea Zinc 19,623,376 common shares of the Company and accompanying warrants to purchase an aggregate of 6,868,181 common shares (Note 12). The purchase price per share and accompanying warrant was set at $4.34. During the second quarter of 2025, upon receipt of the entire purchase amount of $85.2 million, the Company issued 19,623,376 common shares and accompanying warrants to purchase an aggregate of 6,868,181 common shares. The total expenses related to the Korea Zinc agreement were $1.9 million payable in equity (Note 13) resulting in net proceeds of $83.3 million.

Pursuant to the Korea Zinc Agreement, subject to certain exceptions, Korea Zinc will have a right to participate in any public offering or private placement of any common shares or common share equivalents of the Company primarily for capital raising purposes (each a “Proposed Offering”) up to such amount of securities to maintain its percentage ownership in the Company at the time of such Proposed Offering. Such right to participate in future financings will expire upon the earlier to occur of (i) June 16, 2030, (ii) the date on which Korea Zinc owns less than all of the common shares it purchased and subscribed pursuant to the Korea Zinc Agreement and (iii) immediately after a closing of a Proposed Offering where Korea Zinc does not exercise its participation right in full. Additionally, the Korea Zinc Agreement provides that a representative of Korea Zinc may serve as a non-voting observer to the Company’s board of directors, which representative may have access to certain information and attend and provide input at meetings of the Company’s board of directors, subject to certain limitations.

11.Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. In the three and six months ended June 30, 2025, the Company issued 4,567,770 and 7,542,996 common shares, respectively, at an average share price of $2.08 and $2.02, respectively. The net proceeds from the ATM for the three and six months ended June 30, 2025, were $9.2 million and $14.8 million respectively. During the three and six months ended June 30, 2025, the Company incurred $0.3 million and $0.5 million, respectively, as commission and fees. (During the three months and six months ended June 30, 2024, the Company issued 1,634,588 common shares at an average share price of $1.61 resulting in net proceeds amounting to $2.6 million after incurring $42 thousand as commission and fees).

12.Warrants

Public Warrants

As at June 30, 2025, 15,000,000 Public Warrants were outstanding (December 31, 2024 – 15,000,000). Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at June 30, 2025, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at June 30, 2025, 9,500,000 Private Warrants were outstanding (December 31, 2024 – 9,500,000). The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

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

As at June 30, 2025, the fair value of outstanding Private Warrants of approximately $17.6 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2024	$912
Increase in fair value of warrants liability	16,670
Warrants liability as at June 30, 2025	$17,582

As at June 30, 2025, the fair value of the Private Warrants was estimated using the following assumptions:

	June 30,		December 31,
	2025		2024
Exercise price	$11.50		$11.50
Share price	$6.60		$1.12
Volatility	101.71%		108.97%
Term	1.19	years	1.69	years
Risk-free rate	3.84%		4.14%
Dividend yield	0.0%		0.0%

Class A Warrants

The exercise price for the Class A Warrants is $2 per common share. The Class A Warrants will expire on December 31, 2027 or earlier upon redemption or liquidation. A continuity schedule summarizing the movement in Class A Warrants is below:

Number of Class A
Warrants
Outstanding – December 31, 2023	3,980,770
Issued	2,250,000
Outstanding – December 31, 2024	6,230,770
Exercised (1)	(250,000)
Outstanding – June 30, 2025	5,980,770
(1)

Does not include 1,638,270 Class A Warrants which were in the process of being exercised for which the Company received the exercise amount of $3.6 million in the second quarter of 2025. The exercise was completed, and the shares were issued on July 7, 2025. As of June 30, 2025, the exercise amount received pending share issuance was recorded in additional paid in capital.

As at June 30, 2025, the value of outstanding of 5,980,770 Class A Warrants amounting to $5.1 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Class B Warrants

As a part of the 2024 Registered Direct Offering (Note 10), the Company issued 7,450,000 Class B Warrants in the last quarter of 2024, to purchase common shares at an exercise price of $ 2.00 per share. The Class B Warrants will expire 5 years from the issuance date or earlier upon redemption or liquidation. A continuity schedule summarizing the movement in Class B Warrants is below:

Number of Class B
Warrants
Outstanding – December 31, 2024	7,450,000
Issued	2,500,000
Exercised (1)	(6,335,000)
Outstanding – June 30, 2025	3,615,000
(1)	Of the total 6,335,000 Class B Warrants exercised in the second quarter of 2025, 5,035,000 Class B warrants were exercised through a cashless exercise against which 3,533,096 common shares were issued.

On June 17, 2025, the Company waived the limitation set forth in the Class B Warrants with respect to the cashless exercise thereof so that the holders of the Class B Warrants may now exercise the Class B Warrants through a cashless exercise, whether or not a registration statement registering the issuance of the common shares underlying the Class B Warrants under the Securities Act of 1933, as amended, is then effective or available. As a result of the waiver, each Class B Warrant may now be immediately exercised by way of a cashless exercise, meaning that the holder may elect to not pay a cash purchase price upon exercise and instead receive upon such exercise the net number of common shares determined according to the formula set forth in the Class B Warrants, subject to the other terms and conditions of the Class B Warrants.

As at June 30, 2025, the value of outstanding of 3,615,000 Class B Warrants amounting to $3.4 million was recorded in additional paid in capital.

Class C Warrants

In the second quarter of 2025, as a part of the 2025 Registered Direct Offering (Note 10), the Company issued 10,003,333 Class C Warrants to purchase common shares at an exercise price of $4.50 per share with an expiration date of May 12, 2028. The valuation of the Class C Warrants issued was determined using a Monte Carlo simulation. The Class C Warrants were valued as follows:

	May 22,		June 10,		June 25,
	2025		2025		2025
Units Issued	2,333,333		6,666,666		1,003,334
Fair value per warrant	$2.18		2.15		3.88

Assumptions used:
Exercise price	$4.50		4.50		4.50
Share price	$4.30		4.24		7.49
Volatility	118.49%		118.49%		101.14%
Term	2.92	years	2.92	years	2.88	years
Risk-free rate	3.87%		3.87%		3.67%
Dividend yield	0.0%		0.0%		0.0%

The Class C Warrants contain a call provision under which if the Volume Weighted Average Price “VWAP” for 20 consecutive trading days exceeds $7.00, and the warrant holder does not possess material non-public information provided by the Company, the Company may call for cancellation the unexercised warrants, offering $0.0001 per Warrant Share. If conditions for the call are met, the unexercised portion of these warrants will be cancelled ten trading days after the call notice is received.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Similar to Class A Warrants and Class B Warrants, the Company classified the Class C Warrants as equity (per ASC 815) and recorded the value of the Class C Warrants issued during the second quarter of 2025 amounting to $10.2 million as additional paid in capital.

On July 1, 2025, the Company received the final balance of committed funding of approximately $7 million from the 2025 Registered Direct Offering and issued the remaining 2,330,000 Class C Warrants. There were no exercises or redemptions of the Class C Warrants during the three months ended June 30, 2025, and all 10,003,333 Class C Warrants issued during the second quarter of 2025 were outstanding.

Warrants issued to Korea Zinc

As part of the Korea Zinc Agreement (Note 10), the Company on June 25, 2025 issued 6,868,181 warrants to Korea Zinc to purchase the common shares of the Company at an exercise price of $7.00 per share with an expiration date of June 25, 2028.

The fair value of the warrants issued to Korea Zinc was determined using a Monte Carlo simulation on June 25, 2025, resulting with a fair value of $3.35 per warrant. The fair value of the warrants issued to Korea Zinc was estimated using the following assumptions:

	June 25,
	2025
Exercise price	$7.00
Share price	$7.49
Volatility	100.55%
Term	3	years
Risk-free rate	3.67%
Dividend yield	0.0%

The warrants issued to Korea Zinc contain a call provision under which if the VWAP for 20 consecutive trading days exceeds $10, and Korea Zinc does not possess material non-public information provided by the Company, the Company may call for cancellation the unexercised warrants, offering $0.0001 per warrant Share. If conditions for the call are met, the unexercised portion of these warrants will be cancelled ten trading days after the call notice is received.

Similar to the Class A, Class B and Class C Warrants, the Company classified the warrants issued to Korea Zinc as equity (per ASC 815) and, recorded the value of the warrants issued during the second quarter of 2025 amounting to $11.5 million as additional paid in capital. There were no exercises or redemptions of the warrants during the three months ended June 30, 2025, and all 6,868,181 warrants issued to Korea Zinc during the second quarter of 2025 were outstanding.

Warrants issued to Republic of Nauru

In accordance with the revised sponsorship agreement dated May 29, 2025, between the Nauru Seabed Minerals Authority and the Republic of Nauru (the “Republic”), the Company on May 30, 2025 issued 9,146,268 warrants (“Nauru Warrants”) to the Republic to purchase the common shares of the Company at an exercise price of $4.72 per share with an expiration date of May 30, 2030. The Nauru Warrants cannot be exercised through a cashless or net exercise.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The fair value of the Nauru Warrants was calculated using a Black-Scholes valuation on May 30, 2025, resulting with a fair value of $3.6 per warrant. The fair value of the Nauru Warrants was estimated using the following assumptions:

	May 30,
	2025
Exercise price	$4.72
Share price	$4.47
Volatility	114.71%
Term	5	years
Risk-free rate	3.89%
Dividend yield	0.0%

The Nauru Warrants cannot be exercised until the following conditions have been met:

●	A subsidiary of the Company other than NORI obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities; and
●	The subsidiary other than NORI commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.

The Nauru Warrants were not determined to be liabilities under ASC 480 as they were not mandatorily redeemable. The Company classified the Nauru Warrants as equity (per ASC 815), as the warrants require physical settlement and were also considered to be indexed to the Company’s share, wherein, upon exercise, a fixed number of common shares would be issued on payment of a fixed exercise price. As at June 30, 2025, the Company recorded the fair value of the Nauru Warrants amounting to $33.1 million as additional paid in capital. Since the Company receives no form of consideration from the Republic in return for issuing the Nauru Warrants, the entire fair value of the Nauru warrants amounting to $33.1 million is recorded as an expense under Nauru Warrant Cost in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

13.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides that the aggregate number of common shares reserved for future issuance under the Incentive Plan. As at June 30, 2025, there were a total of 70,262,856 common shares reserved for issuance under the Incentive Plan. This amount does not include 40,000,000 common shares added to the plan by the Company’s board of directors for which the Company is seeking shareholder approval at a special meeting of the Company’s shareholders to be held on August 28, 2025. Without this increase, as of June 30, 2025, 263,526 common shares remained available for future issuance under the Incentive Plan as of June 30, 2025. A total of 2,243,853 of the common shares reserved for issuance under the Incentive Plan shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Stock options

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of	Number of	Number of
	Short-Term	Long-term	Options
	Options	Options	Outstanding
	Outstanding	Outstanding	under
	under 2018 Plan	under 2018 Plan	Incentive Plan
Outstanding – December 31, 2023	15,074,240	9,783,922	—
Granted	—	—	3,940,000
Expired	(57,893)	(139,048)	—
Exercised	(715,772)	—	—
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	1,250,000
Exercised	(712,124)	—	—
Forfeited	—	—	(500,000)
Outstanding – June 30, 2025	13,588,451	9,644,874	4,690,000

During the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.1 million, respectively of share-based compensation expense for stock options. During the three and six months ended June 30, 2025, share-based compensation expense related to exploration and evaluation activities amounted to $0.2 million (three and six months ended June 30, 2024- $nil). The amount of the share-based compensation expense recognized related to general and administration matters for the three and six months ended June 30, 2025 was $0.5 million and $0.9 million, respectively (three and six months ended June 30, 2024 - $0.4 million). The Company has not granted any options under the 2018 Plan since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued under the 2018 Plan in the prior periods.

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	33,079,041
Forfeited	(516,685)
Exercised	(10,734,581)
Outstanding - December 31, 2024	34,312,655
Granted	13,026,567
Forfeited	(794,047)
Exercised	(9,472,733)
Outstanding - June 30, 2025	37,072,442

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the period are as follows:

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
Vesting Period	2025	2024	2025	2024
Vesting Immediately (1)	462,042	206,260	3,081,627	4,006,695
Vesting fully within and on first anniversary of the grant date (2)	134,226	476,189	194,226	493,430
Vesting in thirds on each anniversary of the grant date	—	68,027	8,818,935	7,212,375
Vesting in fourths on each anniversary of the grant date	—	701,880	176,302	701,880
Vesting three years from grant date (3)	66,508	—	66,508	—
Vesting based on performance conditions (4)	364,785	—	688,969	—
Vesting based on market conditions	—	20,000,000	—	20,000,000
Total Units Granted	1,027,561	21,452,356	13,026,567	32,414,380
(1)	Of the 462,042 RSUs granted during the three months ended June 30, 2025, 310,530 RSUs were granted to consultants with an aggregate fair value of $0.8 million recorded in general and administrative expenses. The 462,042 RSUs granted during the three months ended June 30, 2025, also consist of 91,512 RSUs with an aggregate fair value of $398,075 issued to the non-employee directors in lieu of the cash portion of their director fees which commenced from the second quarter of 2024 until the end of March 2025. The remaining 60,000 grants were issued to employees.
(2)	During the three months ended June 30, 2025, an aggregate of 134,226 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2026 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.6 million. In the first quarter of 2025, 60,000 RSUs vesting on July 1, 2025, were issued to a consultant, resulting in $0.1 million charged as general and administrative expenses.
(3)	During three and six months ended June 30, 2025, the Company issued a special retention grant to one of the non-employee directors vesting three years from the grant date. The fair value of the grant amounted to $0.3 million.
(4)	During three and six months ended June 30, 2025, the Company issued 338,653 RSUs with an aggregate fair value of $1.9 million to consultants as fees for securing the agreement with Korea Zinc (Note 10). The remaining 26,132 RSUs with an aggregate fair value of $0.1 million issued to consultants during the second quarter of 2025 were recorded as general and administrative expenses.

The grant date fair value of all RSUs granted during the three and six months ended June 30, 2025, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three and six months ended June 30, 2025, a total of $6.2 million and $11.6 million, respectively was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three and six months ended June 30, 2024: $5.3 million and $8.5 million respectively). For the three and six months ended June 30, 2025, a total of $3.2 million and $5.1 million, respectively, was recognized as share-based compensation expense related to exploration and evaluation activities (three and six months ended June 30, 2024 - $3.1 million and $4.4 million, respectively). The amount of share-based compensation expense related to general and administration matters for three and six months ended June 30, 2025 was $3 million and $6.5 million, respectively (three and six months ended June 30, 2024 - $2.2 million and $4.1 million, respectively). As at June 30, 2025, the total unrecognized share-based compensation expense for RSUs was $16.2 million (December 31, 2024 - $20.5 million).

As at June 30, 2025, an aggregate of 416,446 vested RSUs were being processed and due to be converted into common shares.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As at June 30, 2025, there were 14,395,117 total common shares reserved for issuance under the ESPP, of which 14,043,174 remain available for future issuance. This included 3,407,085 shares added to the ESPP in January 2025 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and six months ended June 30, 2025, a total of $4 thousand, (three and six months ended June 30, 2024: $7 thousand and $15 thousand respectively) was recorded as exploration and evaluation expenses in the statement of loss and comprehensive loss as share-based compensation expense, representing the share price purchase discount offered by the Company.

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

Anti-dilutive equivalent common shares were as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2025	2024
Outstanding options to purchase common shares	27,923,325	28,028,062
Outstanding RSUs	37,072,442	35,761,561
Outstanding shares under ESPP	1,627	2,767
Outstanding warrants	60,113,552	30,730,770
Outstanding Special Shares and options to purchase Special Shares	136,011,413	136,239,964
Total anti-dilutive common equivalent shares	261,122,359	230,763,124

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

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

During the three and six months ended June 30, 2025, the Company repaid $nil and $1.8 million respectively of the drawn amount and did not draw from the 2024 Credit Facility any further (During the three and six months ended June 30, 2024, the Company drew $3.9 million from the 2024 Credit Facility and made no repayments). During the three and six months ended June 30, 2025, the Company incurred $0.1 million as interest expense, while for those same periods, it incurred $0.7 million and $1.2 million respectively, as underutilization fees (For the second quarter and first half of 2024, the interest amounted to $50 thousand and underutilization fees amounted to $0.2 million). During the three and six months ended June 30, 2025, the Company repaid interest amounting to $0.1 and $0.2 million respectively (For three and six months ended June 30, 2024: nil and $25 thousand) and underutilization fees amounting to $0.9 million (For three and six months ended June 30, 2024: $0.1 million). On July 2, 2025, the Company repaid the drawn amount of $2.5 million and outstanding interest and underutilization fees amount to $0.1 million and $1.2 million, respectively.

One of the Company’s directors is the Chairman of Robertsbridge Consultants Limited, which provides the Company with consulting services. During the three and six months ended June 30, 2025, Robertsbridge Consultants Limited, provided consulting services amounting to $5 thousand, recorded in general and administrative expenses (During the three and six months ended June 30, 2024, Robertsbridge Consultants Limited provided consulting services amounting to $5 thousand and $36 thousand). As at June 30, 2025, the amount payable to Robertsbridge Consultants Limited was $nil

The 2025 Registered Direct Offering included $10 million from the participation of one of the Company’s Directors appointed in the Annual General Meeting held in second quarter of the year.

During the three and six months ended June 30, 2025, the Company entered into consulting agreements with two of its directors. The consideration for the consulting services provided by the directors will be in the form of RSUs and stock options subject to the approval of shareholders in the upcoming special meeting of shareholders scheduled on August 28, 2025.

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

16.Contingent Liabilities

On October 28, 2021, a shareholder filed a putative class action against the Company, one of the Company’s executives and a former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about the Company’s operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases were consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. On July 9, 2025, the Court granted our motion to dismiss with prejudice, and the case was dismissed in its entirety. No appeal was filed and the matter is now considered closed.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

On November 8, 2024, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to the Company’s initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired the Company’s securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, the Company filed a motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and the Company filed a reply on June 5, 2025. On June 18, 2025, the Court granted the Company’s motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. The Company’s motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition is expected to be filed by September 9, 2025, and a reply is expected to be filed by September 23, 2025. The Company intends to continue defending against the lawsuit. There can be no assurance, however, that the Company will be successful in its defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

Revised Sponsorship Agreement with Republic of Nauru

On May 29, 2025, NORI entered into a Revised Sponsorship Agreement with the Republic of Nauru which provides NORI with exclusive right to explore for polymetallic nodules in the ISA contract area, pursuant to its ISA Exploration Contract. The Republic of Nauru will continue to sponsor NORI’s seabed mineral activities in the area as per the terms of this Sponsorship Agreement. In exchange for the Republic of Nauru’s sponsorship, NORI will make cash payments (“Continuity Benefits”) to the Republic of Nauru for its continued sponsorship. The Continuity Benefits would only be payable if (i) a subsidiary of the Company other than NORI obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities; (ii) and that Subsidiary commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization (“Continuity Conditions”) and the range of the Continuity Benefits to the Republic of Nauru will be between $265 million and $515 million (undiscounted). In connection with the Revised Sponsorship Agreement, the Company entered into a Deed of Guarantee and Indemnity in favor of the Republic of Nauru under which the Company guarantees certain obligations of NORI and provides customary indemnities. As of June 30, 2025, the Continuity conditions are not probable but reasonably possible, and therefore the Company has not recorded any amount as Continuity Benefits.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

17.Fair Value Accounting

The following tables set forth the Company’s assets and liabilities measured at fair value (Note 4):

	Fair Value at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$115,759	$115,759	$—	$—
Receivables and prepayments	1,519	—	1,519	—
Exploration contracts	42,951	—	—	42,951
Right of use asset	2,860	—	—	2,860
Equipment	655	—	—	655
Software	2,039	—	—	2,039
Investment	7,911	—	—	7,911
	$173,694	$115,759	$1,519	$56,416

Liabilities:
Accounts payable and accrued liabilities	$47,099	$—	$47,099	$—
Short-term debt	2,478	—	2,478	—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	17,582	—	—	17,582
	$91,834	$—	$60,252	$31,582

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$3,480	$3,480	$—	$—
Receivables and prepayments	1,851	—	1,851	—
Exploration contracts	42,951	—	—	42,951
Right of use asset	3,814	—	—	3,814
Equipment	771	—	—	771
Software	1,928	—	—	1,928
Investment	8,203	—	—	8,203
	$62,998	$3,480	$1,851	$57,667

Liabilities:
Accounts payable and accrued liabilities	$42,754	$—	$42,754	$—
Short-term debt	11,775	—	11,775	—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	912	—	—	912
	$80,116	$—	$65,204	$14,912

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

18.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical segmentation of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

	June 30,	December 31,
Equipment	2025	2024
Nauru	$655	$771
Tonga	—	—
Total	$655	$771

	June 30,	December 31,
Software	2025	2024
Singapore	2,039	1,928
Total	$2,039	$1,928

19.Subsequent Events

On August 4, 2025, the Company announced the publication of two technical economic studies prepared in accordance with Subpart 1300 of Regulation S-K: a Pre-Feasibility Study (“PFS”) and an Initial Assessment (“IA”) relating to the Company’s polymetallic nodule projects in the Clarion Clipperton Zone of the Pacific Ocean. The PFS, which covers the NORI Area D, represents the first declaration of Mineral Reserves for a polymetallic nodule project. Concurrently, the Company published an IA evaluating the broader resource potential across the Company’s remaining NORI and TOML contract areas. Management will consider this filing in its next evaluation of the Royalty Liability at September 30, 2025, which may cause an increase in the liability and expense amounts in the Company’s financial statements.

On August 4, 2025, TOML entered into a Revised Sponsorship Agreement with the Kingdom of Tonga which provides TOML with exclusive right to explore for polymetallic nodules in the ISA contract area, pursuant to its ISA Exploration Contract. The Kingdom of Tonga will continue to sponsor TOML’s seabed mineral activities in the area as per the terms of this Sponsorship Agreement. In exchange for the Kingdom of Tonga’s sponsorship, TOML will make cash payments (“Continuity Benefits”) to the Kingdom of Tonga for its continued sponsorship. The Continuity Benefits would only be payable if (i) a subsidiary of the Company other than TOML obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities; (ii) and that Subsidiary commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization (“Continuity Conditions”). In connection with the Revised Sponsorship Agreement, the Company entered into a Deed of Guarantee and Indemnity in favor of the Kingdom of Tonga under which the Company guarantees certain obligations of TOML and provides customary indemnities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2024 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2025 and 2024, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep-sea minerals exploration company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the CCZ, with NORI Area D located approximately1,500 miles south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese in a single rock.

These four metals contained in the polymetallic nodules are critical for energy, defense, manufacturing and infrastructure. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of the four critical metals contained in nodules. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel, cobalt and manganese sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for nickel-rich lithium-ion batteries, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) manganese silicate for manganese alloy production required for steel manufacturing. Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

We are now in the evaluation stage following release of the TMC USA-A Prefeasibility Study, Technical Report Summary on August 4, 2025 where the Company declared world first mining reserves for a seafloor polymetallic nodule project. We have not yet obtained an exploitation contract or a commercial recovery permit from any regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

The ISA, comprised of 170 countries and the European Union, established regulations over deep-sea mining activities of their nationals, pursuant to UNCLOS. The ISA has adopted exploration regulations and issued 19 polymetallic nodule exploration contracts but has been unable to adopt the final exploitation regulations, standards and guidelines despite initiating work in 2014. Almost 30 countries, including the United States, have not ratified UNCLOS and are not member states of the ISA. To regulate deep-sea mining activities of its citizens in the high seas, the United States adopted the Deep Seabed Hard Mineral Resources Act of 1980, a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration, or NOAA. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989.

We continue to be focused on advancing our commercial production strategy under the U.S.-based DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC, or TMC USA, submitted two exploration license applications (covering 187,017 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A_2) to NOAA. These applications are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

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

At the same time as we pursue the U.S. pathway, we continue to preserve our rights under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, we maintain two ISA exploration contracts in the CCZ, one held by our subsidiary Nauru Ocean Resources Inc., or NORI, sponsored by the Republic of Nauru (“Nauru”), and one held by Tonga Offshore Mining Limited, or TOML, sponsored by the Kingdom of Tonga (“Tonga”). The ISA has issued a total of 19 exploration contracts covering approximately 1.28 million square kilometers, 17 of which are located in the CCZ. Currently, we are increasingly focused on pursuing commercial production through the U.S. regulatory pathway under DSHMRA, following the April 2025 submission of TMC USA’s exploration license and commercial recovery permit applications to NOAA. We do not believe pursuing licenses and permits with NOAA under DSHMRA affects our ISA exploration contracts.

We have key strategic partnerships with (i) Allseas, a leading global offshore contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system, (ii) Pacific Metals Co. Ltd. (“PAMCO”), an experienced Japanese ferronickel producer, which is responsible for pre-feasibility and feasibility studies on nodule processing, and (iii) Glencore International AG (“Glencore”) which holds offtake rights to 50% of the NORI nickel and copper production if produced from the our subsidiary DeepGreen Engineering Pte Ltd. (“DGE”) owned or controlled facility. In addition, we have worked with engineering firm Hatch Ltd. (Hatch) and consultants Kingston Process Metallurgy Inc. (KPM) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ (Glencore subsidiary) facilities. The matte refining stages have been tested at SGS facility in Lakefield Canada with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. We expect this partnership to progress to a definitive tolling agreement in 2025, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms.

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

Developments in the Second Quarter 2025

Below are some of the major developments that occurred in the second quarter of 2025:

TMC USA Submits Application for Commercial Recovery of Deep-Sea Minerals Under U.S. Seabed Mining Code

On April 29, 2025, we announced that TMC USA had submitted the first-ever application for a commercial recovery permit and two exploration licenses under the Deep Seabed Hard Mineral Resources Act of 1980 (DSHMRA), advancing the Company’s timeline ahead of its original June 27, 2025 ISA application target. The application area for the commercial recovery permit, TMC USA-A_2, covers a total combined area of 25,160 square kilometers in the CCZ which includes areas that contain the Company’s already indicated and measured resources. TMC USA also submitted two exploration license applications: TMC USA-A and TMC USA-B with a total combined area of 187,017 square kilometers. The Company believes the TMC USA-A and USA-B exploration areas contain SEC SK 1300-compliant resources of 1.635 billion wet tonnes of polymetallic nodules supported by existing issued technical report summaries, with an additional estimated 300 million tonnes of potential exploration upside. The resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

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

NOAA Confirms Substantial Compliance for TMC USA’s Exploration License Applications

On May 29, 2025, the U.S. National Oceanic and Atmospheric Administration confirmed substantial compliance for TMC USA’s exploration license applications over the USA-A and USA-B exploration areas. The confirmation secures TMC USA’s priority over these areas, including its commercial recovery permit application.

TMC Announces Registered Direct Offering for $37 million

On May 12, 2025, we entered into a securities purchase agreement with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares (the “Shares”) and accompanying Class C warrants (the “Class C Warrants”), in a registered direct offering. The offering price was $3.00 per Share, resulting in gross proceeds of $37.0 million ($36.75 million after associated fees), with each Share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance. The Class C Warrants include customary anti-dilution protections and a repurchase feature, permitting the Company to repurchase the warrants for $0.0001 per Common Share underlying the Class C Warrants if the volume-weighted average price of the Company’s common shares exceeds $7.00 per share for each trading day in a consecutive 20-trading-day period.

TMC and Nauru Announce Updated Sponsorship Agreement for Nauru Ocean Resources Inc. (NORI)

On June 4, 2025, we and the Government of the Republic of Nauru jointly announced the signing of a revised Sponsorship Agreement (Agreement), updating the terms of the Agreement signed between the parties in 2017. The Agreement guarantees that the Republic of Nauru will continue to receive existing financial benefits, training and capacity building programs and in-country community and social programs it receives today, while ensuring that, in consideration for its continued sponsorship of Nauru Ocean Resources Inc (“NORI”), Nauru will receive continuity benefits upon the commencement of commercial production by any subsidiary of TMC, other than NORI, under the U.S. regulatory regime.

Strategic Investment from Korea Zinc — a World-Leader in Non-Ferrous Metal Refining and pCAM Technology

On June 16, 2025, we announced that Korea Zinc Company Ltd. (“Korea Zinc”), a world leader in non-ferrous metal refining and precursor Cathode Active Material (pCAM) technology, had agreed to make a strategic investment of approximately $85.2 million in us through the purchase of common shares and warrants in a private placement. Under the terms of the agreement, Korea Zinc purchased 19.6 million common shares at the last market closing price of $4.34 per share and received a three-year warrant to purchase 6.9 million common shares (0.35 warrant shares for every 1 initial common share for no additional consideration) with an exercise price of $7.00 per share, subject to call exercise provisions at our option should our common shares trade above $10.00 for 20 consecutive days. Upon closing on June 26, 2025, Korea Zinc became one of our largest strategic shareholders with ownership of approximately 5% of the Company’s outstanding common shares. As part of this investment, in July 2025, Yun B. Choi, the Chief Executive Officer of Korea Zinc became a non-voting observer to our board of directors.

Appointment of Michael Hess and Alex Spiro to our Board of Directors

On June 16, 2025, we announced the appointment of Michael Hess and Alex Spiro to our Board of Directors strengthening TMC’s Board as we execute on our U.S. strategy and accelerate progress toward commercial recovery of polymetallic nodules in international waters under the existing U.S. seabed mining code. Michael brings deep operational and investment experience in the U.S. energy sector, along with a strong network and strategic perspective that will support our path toward commercial operations under U.S. law. Alex adds significant legal and capital markets expertise, and his counsel is already proving valuable as we work closely with NOAA and engage with the new Administration to advance our application.

Developments Subsequent to June 30, 2025

Publication of Technical Reports Prepared under Subpart 1300 of Regulation S-K

On August 4, 2025, the Company announced the publication of two technical economic studies prepared in accordance with Subpart 1300 of Regulation S-K: (i) a pre-feasibility study included in the technical report entitled “S-K 1300 NORI Area D Technical Report”, dated August 4, 2025 (the “NORI TRS”), prepared by AMC Consultants Pty Ltd. and other qualified persons, and (ii) an initial assessment included in the technical report entitled “Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone”, dated August 4, 2025 (the “NORI AND TOML Initial Assessment”), prepared by AMC Consultants Pty Ltd. and other qualified persons relating to its polymetallic nodule projects in the Clarion Clipperton Zone of the Pacific Ocean. The NORI TRS covers NORI Area D where the Company is applying for an exploration license and commercial permit under DSHMRA and was filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025 (the “August Form 8-K”).

The NORI and TOML Initial Assessment covers the remaining NORI and TOML areas where the Company is applying for an exploration license under DSHMRA and was filed as Exhibit 96.2 to the August Form 8-K.

TMC and Tonga Announce Updated Sponsorship Agreement for Tonga Offshore Mining Ltd. (TOML)

On August 4, 2025, we and the Government of the Kingdom of Tonga jointly announced the signing of a revised Sponsorship Agreement (Agreement), updating the terms of the Agreement signed between the parties in 2021. The Agreement guarantees that the Kingdom of Tonga will continue to receive existing financial benefits, training and capacity building programs and in-country community and social programs it receives today, while ensuring that, in consideration for its continued sponsorship of Tonga Offshore Mining Limited (“TOML”), the Kingdom of Tonga will receive continuity benefits upon the commencement of commercial production by any subsidiary of TMC, other than TOML, under the U.S. regulatory regime.

NOAA Confirms Full Compliance of TMC USA’s Exploration License Applications

On August 11, 2025, TMC USA received notice of full compliance from NOAA on its exploration applications, and confirmation that TMC USA has priority right over both exploration areas. Both applications entered the certification stage in late July, which we expect to be approximately 100 days. The news follows earlier determinations of substantial compliance in May 2025, demonstrating a systematic regulatory process under DSHMRA as the Company targets a fourth quarter 2027 production start

Regulatory Updates

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

TMC USA initiated pre-application consultations with NOAA in the first quarter of 2025 and, following those discussions, submitted its applications in April 2025. These are now under agency review. The NOAA review process includes a determination whether applications for exploration licenses are in full or substantial compliance with the applicable requirements under DSHMRA and its implementing regulations within 30 days of receipt and whether applications for a commercial recovery permit are complete within 60 days. NOAA has notified the Company that its exploration license applications are in substantial compliance with the applicable requirements. NOAA is then expected to proceed with a full review of the applications, including interagency consultation with other U.S. government departments (including the Department of State, the Department of Defense, and the Environmental Protection Agency), preparation of an Environmental Impact Statement, or EIS, under NEPA, and a public comment period. NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance or unforeseen environmental harm.

In July 2025, NOAA issued proposed amendments to its regulations under DSHMRA (15 C.F.R. Parts 970 and 971), published as FR Doc. 2025-12513 (90 Fed. Reg. 29806). The proposed rule introduces a new consolidated application procedure under § 971.214, allowing applicants to submit a single application for both an exploration license and commercial recovery permit. The revisions also include updated electronic submission requirements, restructured environmental review protocols, revised fee schedules, and clarified procedures for interagency consultation and public disclosure. These changes are intended to modernize and streamline the DSHMRA permitting process. The proposed rule remains subject to public comment until September 5, 2025.

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

On May 28, 2025, the National Oceanic and Atmospheric Administration (NOAA) determined that TMC USA’s two exploration license applications were in substantial compliance and confirmed TMC USA has priority of right over both exploration application areas.

On July 27, 2025, TMC USA submitted amended exploration applications with additional information requested by NOAA. NOAA confirmed that both exploration license applications were fully compliant and it had begun its certification process.

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

TOML, our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on August 4, 2025. TOML commissioned a Technical Report Summary by AMC, dated March 2021.

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

Components of Results of Operations

We are an exploration-stage company with no revenue to date and a net loss of $74.3 million and $94.9 million for three and six months ended June 30, 2025, respectively, compared to a net loss of $20.2 million and $45.4 million in the same period of 2024, respectively. We have an accumulated deficit of approximately $726.4 million from inception through June 30, 2025.

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

Nauru Warrant cost

The Nauru Warrant cost represents the fair value of the warrants issued as part of the revised sponsorship agreement with the Government of the Republic of Nauru signed on May 29, 2025. As the warrants did not contain complex features, the fair value was calculated using a Black-Scholes valuation model.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents.

Fees and Interest on Borrowings and Credit Facilities

Fees and interest on borrowings and credit facilities represent interest charged on the Company’s short-term debt and interest and underutilization fees associated with the Company’s credit facilities.

Foreign Exchange Gain/Loss

The foreign exchange gain or loss for the periods reported primarily relates to unrealized gain or loss due to revaluation of foreign denominated accounts payable and accrued liabilities.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of our 9,500,000 Private Warrants, which is re-measured at the end of each reporting period.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2024 Annual Report on Form 10-K.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	For the Three months ended			For the Six months ended
(Dollar amounts in thousands, except as noted)	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Exploration and evaluation expenses	$10,496	$12,403	(15)%	$20,011	$30,526	(34)%
General and administrative expenses	11,479	7,892	45%	19,979	14,451	38%
Nauru Warrant cost	33,079	—	—%	33,079	—	—%
Equity-accounted investment loss (income)	(89)	61	(246)%	(54)	139	(139)%
Change in fair value of warrants liability	16,229	(580)	2,898%	16,670	(49)	34,120%
Foreign exchange loss (gain)	2,461	(84)	3,030%	3,556	(350)	1,116%
Interest income	(147)	(16)	819%	(166)	(118)	41%
Fees and interest on borrowings and credit facilities	833	492	69%	1,854	763	143%
Net Loss for the period	$74,341	$20,168	269%	$94,929	$45,362	109%

Three Months ended June 30, 2025 compared to Three Months ended June 30, 2024

We reported a net loss of approximately $74.3 million in the second quarter of 2025, compared to a net loss of $20.2 million in the same period of 2024. The following explains the major reasons for the increase in the net loss in the second quarter of 2025.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended June 30, 2025 were $10.5 million, compared to $12.4 million for the same period in 2024. The decrease of $1.9 million is primarily due to a decrease in mining, technological and process development activities of $2.4 million compared to the same quarter of 2024, partially offset by an increase in share-based compensation of $0.2 million due to the amortization of the fair value of RSUs and options granted to officers in the second quarter of 2024.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2025 were $11.5 million compared to $7.9 million for the same period in 2024. The increase of $3.6 million in G&A expenses was mainly the result of an increase in share-based compensation of $1 million due to the amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, an increase of $2 million in consulting costs to pursue the U.S. regulatory route and financing activities.

Nauru Warrant cost

As part of the signing of a revised Sponsorship Agreement with the Government of the Republic of Nauru on May 29, 2025, we issued 9,146,268 warrants to the Republic to purchase common shares of the Company. The fair value of the Nauru Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $3.62 for a total value of $33.1 million. For further details on this non-recurring item, refer to Note 12 in the Company’s second quarter 2025 interim financial statements.

Change in Fair Value of Warrants Liability

The increase in the fair value of the 9,500,000 Private Warrants liability in the three months ended June 30, 2025 of $16.2 million, results from the significant increase in the price of the Company’s shares and the price of our public warrants over this same period (284% and 568% respectively). Refer to Note 12 in the Company’s second quarter 2025 interim financial statements for further details on this non-operating, non-cash increase.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on the Company’s short-term debt borrowings was $0.1 million in the second quarter of 2025 ($nil for the same period of 2024), while interest on drawn amounts on the Company’s credit facilities was $0.1 million and underutilization fees on these same facilities was $0.6 million in the second quarter of 2025 ($0.1 and $0.4 million over the same periods in 2024, respectively).

Six Months ended June 30, 2025 compared to Six Months ended June 30, 2024

We reported a net loss of $94.9 million in the first half of 2025, compared to a net loss of $45.4 million in the same period of 2024. The following explains the major reasons for the increase in the net loss in the first half of 2025.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the six months ended June 30, 2025 were $20.0 million, compared to $30.5 million for the same period in 2024. The decrease of $10.5 million was primarily due to an decrease of $11 million in mining, technological and process development cost and a decrease of $1.2 million incurred on environmental studies as the costs incurred in the first six months of 2024 were higher on account of transit costs of the Allseas vessel in the first quarter of 2024, transportation of nodules to PAMCO’s facility in Japan and due to Campaign 8 which was completed in the first quarter of 2024, offset by increase in share-based compensation of $1.2 million due to amortization of the fair value of RSUs and options granted to the officers in the second quarter of 2024.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2025 were $19.9 million, compared to $14.5 million for the same period in 2024. The increase of $5.4 million in G&A expenses in the first half of 2025 was mainly the result of an increase in share-based compensation of $3.2 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the second quarter of 2024, an increase in consulting cost of $1.5 million to pursue the U.S. regulatory route, and higher cost incurred on legal, and advisory activities.

Nauru Warrant cost

As part of the signing of a revised Sponsorship Agreement with the Government of the Republic of Nauru on May 29, 2025, we issued 9,146,268 warrants to the Republic to purchase common shares of the Company. The fair value of the Nauru Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $3.62 for a total value of $33.1 million. For further details on this non-recurring item, refer to Note 12 in the Company’s second quarter 2025 interim financial statements.

Change in Fair Value of Warrants Liability

The significant increase in the fair value of the 9,500,000 Private Warrants liability in the first half of 2025 of $16.7 million, results from the significant increase in the price of the Company’s shares and the price of our public warrants, mainly over the second quarter of 2025. Refer to Note 12 in the Company’s second quarter 2025 interim financial statements for further details on this non-operating, non-cash increase.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of June 30, 2025, we had cash on hand of $115.8 million.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for a commercial recovery permit contract for the TMC USA-A area, and by negotiating the settlement of program expenditures with our equity whenever possible.

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

Based on our current cash balance, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in external business environment.

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

On September 16, 2022, we filed a registration statement on Form S-3 with the SEC, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities. In addition, on November 30, 2023, we filed an additional registration statement on Form S-3 with the SEC, which the SEC declared effective on December 8, 2023, to sell up to an additional $100 million of securities. Securities that may be sold under the registration statements include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold under these registration statements will be described in supplemental filings with the SEC. As previously disclosed, the capacity under these registration statements is used as part of our capital raising strategy and we plan to file a new registration statement for the issuance of additional securities in the future.

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. In 2024 we sold 3,251,590 Common Shares for gross proceeds of $4.9 million under this offering. In the three and six months ended June 30, 2025, we issued 4,567,770 and 7,542,996 common shares, respectively, at an average share price of $2.08 and $2.02, for net proceeds of $9.2 million and $14.8 million respectively. As of the date of this Quarterly Report, $9.8 million remains available for sale under the Sales Agreement.

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

On March 22, 2024, we entered into the 2024 Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar, pursuant to which, we may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility to increase the borrowing limit to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit was due to return to the initial $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from 4% to 6.5% on any undrawn amounts under the 2024 Credit Facility. On January 30, 2025, we repaid $1.8 million from the drawn amount, leaving a balance of $2.5 million drawn under the 2024 Credit Facility, as of the date of this Quarterly Report. With the January 2025 repayment, the borrowing limit on the 2024 Credit Facility was reduced to $36.2 million ($17.2 million from Gerard Barron and $19 million from ERAS Capital LLC). On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

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

On September 9, 2024, we entered into a Working Capital Loan Agreement with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between us and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at our election). On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into the Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under the Working Capital Loan Agreement was extended to September 30, 2025. In the second quarter ended June 30, 2025, the entire Working Capital Loan amount along with the interest payable was repaid and the facility was cancelled.

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

On May 12, 2025, we entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares and accompanying Class C Warrants, in a registered direct offering, for gross proceeds of $37 million, of which $30 million was received by the end of June 2025 and $7 million was received in early July 2025. The offering price was $3.00 per Share, with each Share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance.

On June 16, 2025, we entered into a Securities Purchase Agreement with Korea Zinc Company, Ltd. (“Korea Zinc”), pursuant to which in consideration of gross cash receipt of $85.2 million, we agreed to issue and sell to Korea Zinc 19,623,376 of our common shares and accompanying warrants to purchase an aggregate of 6,868,181 common shares. The purchase price per share and accompanying warrant was set at $4.34. The Korea Zinc Warrant are exercisable at an exercise price of $7 per share with an expiration date of June 25, 2028. Pursuant to this Securities Purchase Agreement, subject to certain exceptions, Korea Zinc will have a right to participate in any public offering or private placement of any of our common shares or common share equivalents primarily for capital raising purposes (each a “Proposed Offering”) up to such amount of securities to maintain its percentage ownership at the time of such Proposed Offering. Such right to participate in future financings will expire upon the earlier to occur of (i) June 16, 2030, (ii) the date on which Korea Zinc owns less than all of the common shares it purchased and subscribed pursuant to this Securities Purchase Agreement and (iii) immediately after a closing of a Proposed Offering where Korea Zinc does not exercise its participation right in full. The funds raised under this Securities Purchase Agreement are to be used for general corporate purposes.

We may receive up to approximately $437 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants and the Class B Warrants, Class C Warrants, and Warrants issued to Korea Zinc and Republic of Nauru based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. The warrants issued to the Republic of Nauru can only be exercised after the commercial recovery permit is received and commercial production commences and there can be no assurance that the exercise conditions will be met prior to their expiration.  In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants and Class B Warrants is $2.00 each, Class C Warrants is $4.5, warrants issued to Korea Zinc is $7 and warrants issued to Republic of Nauru is $4.72 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the exercise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three months ended		For the Six months ended
(thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net cash used in operating activities	$(10,662)	$(12,114)	$(20,009)	$(23,966)
Net cash generated (used in) investing activities	$296	$(75)	$226	$(415)
Net cash provided by financing activities	$123,776	$8,664	$132,069	$17,712
Increase (Decrease) in cash	$113,410	$(3,525)	$112,286	$(6,669)

Six Months ended June 30, 2025 compared to Six Months ended June 30, 2024

Cash flows used in Operating Activities

For the six months ended June 30, 2025, major operating activities over this period included advanced work on pre-feasibility studies and work to advance our permit applications, resulting in net cash used in operating activities of $20 million.  This consisted of $5.4 million on payroll costs, $4.9 million on various environmental work, $2.1 million on stakeholder engagement, $2.1 million on legal and consulting fees, $2 million on business development, investor relations and communications, $1.7 on interest paid on 2024 credit facilities and working capital loan, and $1.8 million for various expenses.

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

Cash flows used in Investing Activities

Net cash generated by investing activities for the six months ended June 30, 2025 was $0.2 million which included proceeds from the return of capital from Low Carbon Royalties offset by the purchase of equipment and software development. In the comparative period of 2024, $0.4 million was spent on acquisition of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $132.1 million, which comprised of net cash proceeds received from the Korea Zinc investment of $85.2 million, net proceeds from the 2025 Registered Direct Offerings of $30.0 million, the remaining net proceeds from the 2024 Registered Direct Offerings of $4.5 million, proceeds from shares issued from ATM of $14.8 million and proceeds from exercise of stock options and warrants of $6.9 million. This increase was partially offset by repayments totaling $9.3 million on our credit facilities and on the Allseas Working Capital loan.

The first half results of 2024 represent the net proceeds from the 2024 Registered Direct Offerings of $8.9 million, proceeds from shares issued from ATM of $2.5 million, proceeds from the drawdown of our credit facilities and Allseas Debt Agreement of $5.9 million and proceeds from the exercise of stock options of $0.4 million.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: NORI is currently implementing its approved five-year plan. The cost of the estimated work plan for 2025 onwards is dependent on NORI’s current five-year plan and any future approved exploration contract extension program of work. Work plans are reviewed annually by us, agreed with the ISA and may be subject to change depending on our progress to date. NORI’s exploration contract expires on July 21, 2026. NORI is required to submit an application for extension no later than six months before the expiration of the contract. NORI intends to submit an application for a five-year extension in early 2026.

TOML Exploration Contract

As part of the TOML Exploration Contract with the ISA, TOML submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: TOML is currently implementing its approved plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports. TOML intends to submit an application for a five-year extension in 2026.

Regulatory Obligations Relating to Exploration Contracts

Under ISA requirements, both TOML and NORI require sponsorship from their host sponsoring nations, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host nation’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host nation that is a member of the ISA, and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship could have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into the NORI Sponsorship Agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential exploitation of the NORI Area. NORI is required to pay an administration fee each year to Nauru for such administration and sponsorship, which is subject to review and increase in the event NORI is granted an ISA exploitation contract. On May 29, 2025, NORI and the Government of Nauru entered into an updated sponsorship agreement that superseded the 2017 agreement and reaffirms the Government of Nauru’s sponsorship of NORI under the ISA regime. Under the revised agreement, the Government of Nauru and NORI agreed to certain updated payment and taxation commitments, including NORI’s commitment to pay corporate income tax within Nauru assuming future NORI operations are ultimately profitable. NORI also committed to maintaining its in-country investments and presence.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of the TOML Area. On September 23, 2021, Tonga updated the TOML Sponsorship Agreement harmonizing the terms of its engagement with TOML with those held by NORI with Nauru. On August 4, 2025, TOML and the Government of Tonga entered into a further updated sponsorship agreement reaffirming the Government of Tonga’s sponsorship of TOML and formalizing certain revised terms of engagement. Under the updated agreement, TOML reaffirmed its commitment to pay corporate income tax within Tonga assuming future operations are ultimately profitable. TOML also committed to maintaining its in-country investments and presence.

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

Through June 30, 2025, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

On September 9, 2024, we entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Short-Term Loan between us and the Lender. The Working Capital Loan is payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Original Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Original Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Original Repayment Date, at our election). On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into a Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the Original Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest now repayable on that date. During the second quarter of 2025, we repaid the entire outstanding loan and interest, amounting to $7.5 million and $0.5 million, respectively, and cancelled the Working Capital Loan Agreement.

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

In the three months ended June 30, 2025, the Company incurred $58 thousand as interest expense and $0.7 million as underutilization fees. During the second quarter of 2025, the Company repaid outstanding interest payable amounting to $0.1 million of outstanding underutilization fees amounting to $0.9 million.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. We will cease to qualify as an emerging growth company as of December 31, 2025. We may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Cautionary Statements Regarding the NORI TRS and the NORI and TOML Initial Assessment

Except where otherwise stated, the scientific and technical information set forth in this Quarterly Report on Form 10-Q relating to the area our subsidiary TMC-USA has applied for an exploration license and commercial permit under DSHMRA (which includes part of the area under which our subsidiary NORI holds an exploration contract issued by the ISA) (“NORI Area D”) and the area under which our subsidiary TMC-USA has applied for an additional exploration license under DSHMRA (which includes part of the area under which our subsidiary NORI holds an exploration contract issued by the ISA and includes the area under which our subsidiary TOML holds an exploration contract issued by the ISA) (the “NORI and TOML Properties”)) is based on technical reports prepared in accordance with the SEC rules set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”).

•

In respect of NORI Area D, the pre-feasibility study in the technical report entitled “S-K 1300 NORI Area D Technical Report”, dated August 4, 2025 (the “NORI TRS”), prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K; and

•

In respect of the NORI and TOML Properties, the technical report entitled “Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone”, dated August 4, 2025 (the “NORI AND TOML Initial Assessment” together with the TRS, the “Technical Reports”), prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K.

The pre-feasibility study included in the NORI TRS indicated that the development of NORI Area D is technically and economically viable. The pre-feasibility study, however, does not represent a feasibility study and does not support a development decision and additional project planning and design are needed to make this decision. In addition, the initial assessment included in the NORI and TOML Initial Assessment Report is a conceptual study of the potential viability of mineral resources in the NORI and TOML Properties. This initial assessment indicates that development of the mineral resource in the NORI and TOML Properties is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated. As a result, we plan to continue to estimate our resources and reserves in NORI Area D and the NORI and TOML Properties and further develop the project economics.

As used in this Quarterly Report on Form 10-Q or in the applicable report summary, the terms “pre-feasibility study,” “feasibility study,” “initial assessment,” “mineral reserve,” “probable mineral reserve,” proven mineral reserve,” “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource”, as applicable, and other terms used herein are defined and used in accordance with the SEC Mining Rules.

The NORI TRS also does not include the conversion of all mineral resources included in NORI Area D to mineral reserves and does not include the conversion of any mineral resources to proven mineral reserves and the NORI and TOML Initial Assessment does not include the conversion of mineral resources to mineral reserves. You are specifically cautioned not to assume that any part or all of the mineral deposits in categorized as mineral resources will ever be converted into mineral reserves, as defined by the SEC. You are also cautioned that mineral resources do not have demonstrated economic value. Information concerning our mineral properties in the Technical Report and in this Quarterly Report on Form 10-Q includes information that has been prepared in accordance with the requirements of the SEC Mining Rules set forth in subpart 1300 of Regulation S-K. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization would be economically and legally produced or extracted at the time of the reserve determination. Inferred mineral resources have a high degree of uncertainty as to their existence and to whether they can be economically or legally commercialized. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Approximately 97% of the NORI Area D resource and approximately 6% of the NORI (Areas A to C) and TOML Properties resource are categorized as measured or indicated.

Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves or that probable mineral reserves will ever be upgraded to proven mineral reserves. Until mineral deposits are actually mined and processed, mineral resources and mineral reserves must be considered as estimates only.

Further information on each of the polymetallic nodule areas in the CCZ and the Technical Reports referred to above can be found in our Current Report on Form 8-K filed with the SEC on August 4, 2025. The information contained in this Quarterly Report in Form 10-Q regarding NORI Area D and the NORI and TOML Properties has been derived from the Technical Reports, is subject to certain assumptions, qualifications and procedures described in the Technical Reports and is qualified in its entirety by the full text of the NORI TRS and the NORI and TOML Initial Assessment, which are filed as exhibit 96.1 and 96.2, respectively, to our Current Report on Form 8-K filed with the SEC on August 4, 2025.

The technical report entitled “Technical Report Summary – Initial Assessment of the NORI Property, Clarion-Clipperton Zone” dated as of March 17, 2021 (the “2021 NORI Initial Assessment”) and the technical report entitled “Technical Report Summary – TOML Mineral Resource, Clarion Clipperton Zone, Pacific Ocean” dated as of March 26, 2021 (the “2021 TOML Mineral Resource Statement”), each prepared by AMC Consultants Pty Ltd. and other qualified persons, have been superseded by the NORI TRS and the NORI and TOML Initial Assessment and therefore, the 2021 NORI Initial Assessment and the 2021 TOML Resource Statement and any summaries of or excerpts thereof should no longer be relied upon or used by investors for any reason unless specifically allowed by us.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at June 30, 2025.

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

Regulatory Risk

Both the ISA and the U.S. regime under DSHMRA have not yet been used for commercial production of seafloor polymetallic nodules. To date, NOAA has not issued a commercial recovery permit, and while the legal framework is established, it has not yet been applied to the full lifecycle of a seabed mining project. Our April 2025 applications now under NOAA review, and each is subject to an initial determination as to full compliance and completeness under DSHMRA. There can be no assurance that such determinations will be favorable, that the applications will proceed to full review without delay, or that NOAA will not request additional information, modifications, or clarifications before accepting them for full review. There is also no assurance that any of our applications will result in NOAA granting us any exploration licenses or a commercial recovery permit on a timely basis or at all, or on commercially viable terms and conditions, and any such failure would materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Although we believe the regulations may allow for a direct or simultaneous application for a commercial recovery permit where sufficient environmental and technical data already exists, there is no assurance that NOAA will agree with this interpretation. There is no guarantee that NOAA’s proposed amendments that introduce a new consolidated application procedure under § 971.214, allowing submission of a single application for both an exploration license and commercial recovery permit, will be adopted as proposed or at all. If NOAA requires us to begin the DSHMRA permitting process with an exploration license, this would likely delay our intended commercialization timeline and increase permitting costs and complexity. In addition, there is no assurance that we will be able to comply with, or obtain a waiver of, the requirement under DSHMRA requirement that minerals be processed in the United States.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, as a result of a material weakness in our internal control over financial reporting as described below.

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

In order to remediate this material weakness, during 2024, we developed a policy to assist with the identification of significant, non-routine transactions and to define the processes to follow in addressing the accounting and reporting requirements of these transactions. In addition, we rolled out training on processes and controls related to significant, non-routine transactions and identifying circumstances under which we use technical advisors in connection with evaluating such transactions. During the fourth quarter of 2024 and in the second quarter of 2025, we identified several significant, non-routine transactions that occurred, and we applied the processes as required under the new policy. Although management believes the new policy, processes and training worked effectively for these significant, non-routine transaction, the new internal control over significant, non-routine transactions needs to be in operation and tested for sufficient instances, including a successful evaluation from our 2025 year-end audit procedures, in order to be considered effective and, therefore, these changes can only be deemed effective once they have been in place over a longer time period and applied in additional instances.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the second quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2021, a shareholder filed a putative class action against us, one of our executive and former director in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 and October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. On July 9, 2025, the Court granted our motion to dismiss with prejudice, and the case was dismissed in its entirety. No appeal was filed and the matter is now considered closed.

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

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we filed our motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and we filed our reply on June 5, 2025. On June 18, 2025, the Court granted our motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. Our motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition is expected to be filed by September 9, 2025, and our reply is expected to be filed by September 23, 2025. We intend to continue defending against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Other than noted below, there have been no material changes from or additions to the risk factors disclosed in those reports. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our offshore collection and onshore processing and refining objectives.

We rely upon third-party consultants, engineers, analysts, scientists, and others to provide analyses, reviews, reports, advice, and opinions regarding our potential projects. For example, the NORI Area D Pre-Feasibility Study (“PFS”) and the Initial Assessment of the Remaining NORI and TOML Resource contain mineral resource and, in the case of the PFS, mineral reserve estimates and other technical and economic information with respect to our contract areas. While these studies have been prepared by qualified persons, they are inherently based on assumptions and interpretations that may change over time or prove inaccurate. There is a risk that such analyses, reviews, reports, advice, opinions, and projects are incorrect or become outdated over time or as our plans change, in particular with respect to resource and reserve estimation, process development, recommendations for products to be produced, capital and operating cost estimates, and forecasted revenue streams. Both the PFS and the Initial Assessment are subject to the risks and uncertainties that apply to early-stage technical studies, including that results may not be realized as currently presented. Uncertainties are also inherent in such estimations.

Mineral resource and mineral reserve estimates from the contract areas of NORI and TOML are only estimates.

Estimates of mineral resources and mineral reserves from the contract areas of NORI and TOML described in our SEC filings and reported in technical reports prepared by AMC depend on geological interpretation and statistical inferences or assumptions drawn from survey data and recovery and sampling analysis, which might prove to be materially inaccurate. While these reports have been provided by experts, there is a degree of uncertainty attributable to the estimation of mineral resources and mineral reserves. Except for the Probable Mineral Reserves declared in the PFS for the Initial Mining Area of NORI Area D, mineral reserves have not been defined for our other contract areas and will require completion of further studies. The PFS is not a feasibility study and does not support a development decision, and the Initial Assessment is preliminary in nature, contains no reserves, and is not sufficient to determine the economic viability of a mining project. Until mineral resources and mineral reserves are actually collected and processed on a commercial scale, the quantity of metal and nodule abundance must be considered as estimates only, and no assurance can be given that the indicated levels of metals will be produced. The estimation of mineral reserves and mineral resources is an iterative process and is, at times, partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, experience, statistical analysis of data and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. Estimated mineral reserves and mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity, actual production experience, or changes in operating or regulatory conditions. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates, or other important factors that influence mineral reserve and mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in volume and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. We cannot provide assurance that polymetallic nodules can be collected or processed profitably. The mineral resource and mineral reserve estimates in our SEC filings have been determined and valued based on assumed future metal prices, cut-off grades, production rates, and operating costs that may prove to be inaccurate. Extended declines in the market price for nickel, manganese, copper, and cobalt may render portions of our mineralization uneconomic and result in reduced reported volume and grades, which in turn could have a material adverse effect on our financial performance, financial position, and results of operations. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. You should not assume that any part of an inferred mineral resource will be upgraded to a higher category or that any of the mineral resources will be reclassified as mineral reserves. As of the PFS, approximately 51 million tonnes of the measured and indicated mineral resource in the NORI Area D have been classified as Probable Mineral Reserves, with the balance of the resource remaining in the measured and indicated categories.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Notice of Articles of TMC the metals company Inc.	X
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.2)	September 15, 2021	001-39281
3.3	Amendment to Company’s Articles, adopted May 29, 2025		Form 8-K (Exhibit 3.1)	June 4, 2025	001-39281
4.1	Form of Class C Common Share Purchase Warrant		Form 8-K (Exhibit 4.1)	May 12, 2025	001-39281
4.2	Common Share Purchase Warrant, dated May 29, 2025, issued to the Government of the Republic of Nauru		Form 8-K (Exhibit 4.1)	June 4, 2025	001-39281
4.3	Waiver to Class B Common Share Purchase Warrants, dated as of June 17, 2025		Form 8-K (Exhibit 4.1)	June 18, 2025	001-39281
4.4	Common Share Purchase Warrant, dated as of June 25, 2025, issued to Korea Zinc Company, Ltd.	X
4.5	Common Share Purchase Warrant, dated as of August 4, 2025, issued to The Kingdom of Tonga		Form 8-K (Exhibit 4.1)	August 4, 2025	001-39281
10.1	Form of Securities Purchase Agreement, dated as of May 12, 2025, by and among the Company and the purchasers set forth therein		Form 8-K (Exhibit 10.1)	May 12, 2025	001-39281
10.2 †	Sponsorship Agreement, revised May 29, 2025, by and among The Republic of Nauru, The Nauru Seabed Minerals Authority and Nauru Ocean Resources Inc.		Form 8-K (Exhibit 10.1)	June 4, 2025	001-39281
10.3 †	Deed of Guarantee and Indemnity, dated May 29, 2025, by and between the Company and The Republic of Nauru		Form 8-K (Exhibit 10.2)	June 4, 2025	001-39281
10.4 ††	Services Agreement, dated June 4, 2025, by and between the Company and Michael B. Hess		Form 8-K (Exhibit 10.3)	June 4, 2025	001-39281
10.5 ††	Securities Purchase Agreement, dated as of June 16, 2025, by and between the Company and Korea Zinc Company, Ltd.	X
10.6 ††	Board Observer Agreement, dated as of May 12, 2025, by and between the Company and Zachary A. Wydra	X
10.7 ††	Services Agreement, dated as of June 12, 2025, by and between the Company and Alex Spiro	X
10.8 ††	Board Observer Agreement, dated as of July 14, 2025, by and between the Company and Yun B. Choi	X

10.9 ††	Sponsorship Agreement, dated August 4, 2025, among The Government of The Kingdom of Tonga and Tonga Offshore Mining Limited		Form 8-K (Exhibit 10.1)	August 4, 2025	001-39281
10.10	Deed of Guarantee and Indemnity, dated August 4, 2025, by TMC the metals company Inc. in favor of The Kingdom of Tonga		Form 8-K (Exhibit 10.2)	August 4, 2025	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: August 14, 2025	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer