Form 10-Q
period 2025-09-30
TMC the metals Co Inc.
filed 2025-11-13
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 413,492,045 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended September 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance (“ESG”) impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including the timing and expectations with respect to our receipt of exploitation contracts and our commercialization plans;
●	the supply and demand for nickel and cobalt (including critical metals and battery cathode feedstocks), copper, manganese ores and other steel-making feedstocks;
●	the future prices of nickel and cobalt (including critical metals and battery cathode feedstocks), copper, manganese ores and other steel-making feedstocks;
●	the timing of the exploration license and commercial recovery permit application review by the National Oceanographic and Atmospheric Administration (“NOAA”) of the United States under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”);
●	government regulation of mineral extraction from the deep seafloor and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;

●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	geological, metallurgical and geotechnical studies and opinions;
●	uncertainties inherent in preliminary feasibility level estimates, including costs, production profiles and project economics, particularly given that the proposed nodule collection method has not yet been implemented at commercial scale and involves significant estimation uncertainty;
●	mineral reserve and resource estimates and our ability to define and declare further reserve estimates;
●	our status as an emerging growth company, non-reporting Canadian issuer and passive foreign investment company;
●	our expected financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (“2024 Annual Report on Form 10-K”), Item 1A of Part II of our Quarterly Report on Form 10 - Q for the quarter ended March 31, 2025 as filed with the SEC on May 14, 2025 and Item 1A of Part II of our Quarterly Report on Form 10 - Q for the quarter ended June 30, 2025 as filed with the SEC on August 14, 2025. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		September 30,	December 31,
ASSETS	Note	2025	2024
Current
Cash		$115,648	$3,480
Receivables and prepayments		1,566	1,851
		117,214	5,331
Non-current
Exploration assets		42,951	42,951
Equipment		597	771
Software development costs		2,082	1,928
Right-of-use asset	6	2,384	3,814
Investment	7	10,387	8,203
		58,401	57,667

TOTAL ASSETS		$175,615	$62,998

LIABILITIES
Current
Accounts payable and accrued liabilities	10	46,834	42,754
Short-term debt	6,16	—	11,775
		46,834	54,529
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	7	145,000	14,000
Warrants liability	13	13,730	912
		169,405	25,587

TOTAL LIABILITIES		$216,239	$80,116

EQUITY
Common shares (unlimited shares, no par value – issued: 408,855,173 (December 31, 2024 –340,708,460))		638,853	477,217
Additional paid in capital		232,607	138,303
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(910,881)	(631,435)
TOTAL EQUITY		(40,624)	(17,118)

TOTAL LIABILITIES AND EQUITY		$175,615	$62,998

Nature of Operations (Note 1)

Contingent Liabilities (Note 17)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2025	2024	2025	2024
Operating expenses
Exploration and evaluation expenses	8	$9,633	$11,813	$29,644	$42,339
General and administrative expenses	9	45,726	8,149	65,705	22,600
Operating loss		55,359	19,962	95,349	64,939

Other items
Nauru and Tonga Warrant costs	13	4,977	—	38,056	—
Equity-accounted investment loss	7	492	58	438	197
Gain on dilution of investment	7	(2,967)	—	(2,967)	—
Change in fair value of royalty liability	7	131,000	—	131,000	—
Change in fair value of warrant liability	13	(3,852)	(1,054)	12,818	(1,103)
Foreign exchange loss		43	946	3,599	596
Interest income		(1,339)	(7)	(1,505)	(125)
Fees and interest on borrowings and credit facilities	6, 16	681	615	2,535	1,378

Net Loss and comprehensive loss for the period, before tax		$184,394	$20,520	$279,323	$65,882

Tax expense		123	—	123	—

Net Loss and comprehensive loss for the period, after tax		$184,517	$20,520	$279,446	$65,882

Net Loss per share
- Basic and diluted		$0.46	$0.06	$0.75	$0.21

Weighted average number of common shares outstanding – basic and diluted		405,506,978	323,663,607	372,713,658	318,710,622

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
July 1, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860
Exercise of stock options (Note 14)	3,498,760	10,110	—	—	(7,989)	—	—	2,121
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses (Notes 11, 13)	3,333,334	6,509	—	—	461	—	—	6,970
Exercise of Class A warrants (Note 13)	1,638,270	4,743	—	—	(4,743)	—	—	—
Exercise of Class B warrants (Note 13)	2,525,000	7,778	—	—	(2,778)	—	—	5,000
Nauru and Tonga Warrant cost (Note 13)	—	—	—	—	4,977	—	—	4,977
Conversion of restricted share units, net of shares withheld for taxes (Note 14)	704,491	3,467	—	—	(3,467)	—	—	—
Share-based compensation and expenses settled with equity (Note 14)	—	—	—	—	42,965	—	—	42,965
Loss for the period	—	—	—	—	—	—	(184,517)	(184,517)
September 30, 2025	408,855,173	$638,853	$—	$—	$232,607	$(1,203)	$(910,881)	$(40,624)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended September 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
July 1, 2024	322,241,883	$460,573	$—	$—	$125,300	$(1,216)	$(594,264)	$(9,607)
Conversion of restricted share units, net of shares withheld for taxes	188,293	384	—	—	(384)	—	—	—
Shares issued from ATM	1,617,000	2,279	—	—	—	—	—	2,279
Exercise of stock options	84,720	130	—	—	(76)	—	—	54
Share purchase under Employee Share Purchase Plan	—	—	—	—	—	—	—	—
Share-based compensation and expenses settled with equity	—	—	—	—	6,312	—	—	6,312
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Loss for the period	—	—	—	—	—	—	(20,520)	(20,520)
September 30, 2024	324,131,896	$463,366	$—	$—	$131,152	$(1,203)	$(614,784)	$(21,469)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Nine months ended September 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2025	340,708,460	$477,217	$—	$—	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants to Korea Zinc, net of expenses (Notes 11, 13)	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses (Notes 11, 13)	12,333,334	24,149	—	—	12,548	—	—	36,697
Issuance of shares and warrants under 2024 Registered Direct Offering, net of expenses (Notes 11, 13)	5,000,000	2,237	—	—	2,763	—	—	5,000
Shares issued from ATM (Note 12)	7,542,996	14,784	—	—	—	—	—	14,784
Exercise of Class A warrants (Note 13)	1,888,270	5,467	—	—	(1,690)	—	—	3,777
Exercise of Class B warrants (Note 13)	7,358,096	14,229	—	—	(6,579)	—	—	7,650
Conversion of restricted share units, net of shares withheld for taxes (Note 14)	10,177,224	17,509	—	—	(17,509)	—	—	—
Exercise of stock options (Note 14)	4,210,884	11,563	—	—	(8,980)	—	—	2,583
Share purchase under Employee Share Purchase Plan (Note 14)	12,533	12	—	—	(2)	—	—	10
Nauru and Tonga Warrant Cost (Note 13)	—	—	—	—	38,056	—	—	38,056
Share-based compensation and expenses settled with equity (Note 14)	—	—	—	—	62,265	—	—	62,265
Loss for the period	—	—	—	—	—	—	(279,446)	(279,446)
September 30, 2025	408,855,173	$638,853	$—	$—	$232,607	$(1,203)	$(910,881)	$(40,624)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Nine months ended September 30, 2024	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$—	$—	$122,797	$(1,216)	$(548,902)	$10,918
Issuance of shares and warrants under registered direct offering, net of expenses	4,500,000	7,447	—	—	1,553	—	—	9,000
Conversion of restricted share units, net of shares withheld for taxes	9,078,432	10,869	—	—	(10,869)	—	—	—
Shares issued from ATM	3,251,588	4,866	—	—	—	—	—	4,866
Exercise of stock options	715,772	1,891	—	—	(1,428)	—	—	463
Share purchase under Employee Share Purchase Plan	27,394	54	—	—	(30)	—	—	24
Share-based compensation and expenses settled with equity	—	—	—	—	19,129	—	—	19,129
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Loss for the period	—	—	—	—	—	—	(65,882)	(65,882)
September 30, 2024	324,131,896	$463,366	$—	$—	$131,152	$(1,203)	$(614,784)	$(21,469)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Nine months ended	Nine months ended
		September 30,	September 30,
	Note	2025	2024
Cash provided by (used in)

Operating activities
Loss for the period		$(279,446)	$(65,882)
Items not affecting cash:
Nauru and Tonga Warrant Costs	13	38,056	—
Amortization		173	280
Accrued interest on credit facilities		—	150
Lease expense	6	1,430	1,430
Share-based compensation and expenses settled with equity	14	62,265	19,129
Equity-accounted investment loss	7	438	197
Gain on dilution of investment	7	(2,967)	—
Change in fair value of royalty liability	7	131,000	—
Change in fair value of warrants liability	13	12,818	(1,103)
Unrealized foreign exchange movement		3,451	(334)
Interest paid on amounts drawn from credit facilities and short-term Debt	6,16	(823)	(73)
Changes in working capital:
Receivables and prepayments		284	(580)
Accounts payable and accrued liabilities		1,825	17,036
Net cash used in operating activities		(31,496)	(29,750)

Investing activities
Acquisition of equipment and software		(140)	(465)
Proceeds from Low Carbon Royalties distribution	7	346	—
Net cash generated from (used in) investing activities		206	(465)

Financing activities
Proceeds from Korea Zinc Private Placement	11	85,165	—
Proceeds from Registered Direct Offerings	11	42,000	9,000
Expenses paid for Registered Direct Offerings	11	(719)	(142)
Proceeds from shares issued from ATM	12	14,784	4,866
Proceeds from exercise of Class A warrants	13	3,777	—
Proceeds from exercise of Class B warrants	13	7,650	—
Repayment of drawn amount on credit facilities	16	(4,275)	—
Repayment of Allseas Working Capital Loan	6	(7,500)	(2,000)
Proceeds from exercise of stock options	14	2,583	463
Proceeds from drawdown of credit facilities	6, 16	—	4,175
Proceeds from drawdown of Allseas Debt Agreement	6	—	7,000
Proceeds from Employee Share Purchase Plan	14	10	24
Net cash provided by financing activities		143,475	23,386
Increase (Decrease) in cash		$112,185	$(6,829)
Impact of exchange rate changes on cash		(17)	347
Cash - beginning of period		3,480	6,842
Cash - end of period		$115,648	$360

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019. On September 9, 2021, the Company completed its business combination with DeepGreen Metals Inc. (“DeepGreen”), a Canadian - registered company founded in 2011, after which DeepGreen became a wholly - owned subsidiary and the combined company began operating as TMC the metals company Inc. and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. The Company’s corporate office, registered address and records office is located at 10th floor, 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

The Company is a deep-sea minerals exploration and development company focused on the collection and processing of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), with NORI Area D located approximately 1,500 miles southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) which can be used as (i) feedstock for battery cathode precursors (nickel, cobalt and manganese sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for nickel-rich lithium-ion batteries, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) feedstock for steel manufacturing (nickel metal for stainless and other specialty steels, manganese silicate for manganese alloy production cobalt metal for high - performance steel alloys).

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 or DSHMRA. The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 187,017 square kilometers. The submitted commercial recovery permit application is to secure commercial recovery rights for a subset of the TMC USA-A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules.

Two of the Company's wholly owned subsidiaries, Nauru Ocean Resources Inc. (NORI) and Tonga Offshore Mining Limited (TOML) continue to hold and comply with the terms of their exploration contracts granted by the International Seabed Authority (ISA).

The realization of the Company’s assets and attainment of profitable operations is dependent upon many factors including, among other things: financing being arranged by the Company to continue the scaling of the nodule collection system for the recovery of polymetallic nodules from the seafloor and the processing technology for the treatment of polymetallic nodules at commercial scale, the continued establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events and may not be fully under the Company’s control.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of stock options (Note 14), valuation of warrants (Note 13), the valuation of the Royalty liability (Note 7) and the valuation of leases (Note 6). Actual results could differ materially from those estimates.

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

The Company measures fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. In accordance with US GAAP, the Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025, and 2024.

As at September 30, 2025, and December 31, 2024, the carrying values of cash, receivables, short-term debt, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability, accrued liabilities and warrants which are recorded at fair value as disclosed in Note 7, Note 10 and Note 13, respectively.

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

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

6.Strategic Alliance with Allseas and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas Group S.A. (“Allseas”) entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the three and nine months ended September 30, 2025, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $0.5 million and $3.7 million, respectively as part of the development of the commercial nodule collection system: these costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 8) (For three months and nine months ended September 30, 2024: $2.8 million and $9.6 million respectively).

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

For the three and nine months ended September 30, 2025, the Company has recognized $0.5 million and $1.4 million, respectively as lease expense recorded as exploration and evaluation expense (For the three and nine months ended September 30, 2024: $0.5 million and $1.4 million respectively).

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the year	(1,907)
Balance as at December 31, 2024	$3,814
Lease expense during the period	(1,430)
Balance as at September 30, 2025	$2,384

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to the Company of $7.5 million (the “Working Capital Loan”) to be used towards general corporate purposes and for the repayment of all outstanding amounts under the Short-Term Loan between the Company and the Lender. The Working Capital Loan is payable to Allseas Investments on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan will bear interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and is payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On March 24, 2025, the Company entered into a Letter Agreement with Allseas Investments, pursuant to which the Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest being repayable on that date. During the three and nine months ended September 30, 2025, the Company incurred nil and $0.3 million, respectively as interest expense. During the second quarter of 2025, the Company repaid the entire outstanding loan and interest, amounting to $7.5 million and $0.5 million, respectively, thereby cancelling the Working Capital Loan Agreement.

Other Activity

On May 12, 2025, the Company entered into a securities purchase agreement with Allseas (Note 11) pursuant to which the Company agreed to sell and issue, 2,333,333 common shares of the Company, and 2,333,333 Class C warrants (“Class C Warrants”) to Allseas for gross proceeds of $7 million. In the second quarter of 2025, the entire gross proceeds from Allseas were received and the corresponding shares were issued.

As at September 30, 2025, the total amount payable to Allseas and its affiliates was $32.9 million, with the entire balance recorded in accrued liabilities in the Condensed Consolidated Balance Sheet (Note 10) (December 31, 2024: $33.3 million of which $25.8 recorded as accrued liabilities and $7.5 million recorded as short-term debt). As at September 30, 2025, Allseas and its affiliates owned 56.1 million TMC common shares (December 31, 2024: 53.8 million TMC common shares) which constituted 13.7% (December 31, 2024: 15.8%) of total common shares outstanding.

7.Investment in Low Carbon Royalties

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties Inc. (“Low Carbon Royalties”), which was renamed The Metals Royalty Company Inc. in September 2025. In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received an ownership in Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each have a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights.

During the three months ended September 30, 2025, Low Carbon Royalties issued 2,139,770 common shares through a private placement, raising $10.7 million of gross proceeds. The Company did not participate in the offering, which reduced its ownership interest from 32.27% to 30.73%.(December 31, 2024: 32%). As the shares were issued at a price higher than the Low Carbon Royalties book value per share, the Company recorded a dilution gain of $3 million.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

For the three and nine months ended September 30, 2025, the Company’s share of the net loss generated by Low Carbon Royalties was $0.5 million and $0.4 million, respectively (For the three and nine months ended September 30, 2024, the Company’s share of Low Carbon Royalties’s net loss was: $58 thousand and $197 thousand respectively).

Investment
Investment as at December 31, 2023	$8,429
Equity-accounted investment loss for the 2024 year	(226)
Investment as at December 31, 2024	$8,203
Return of Capital	(346)
Dilution gain	2,967
Equity-accounted investment loss for the nine months ended September 30, 2025	(438)
Investment as at September 30, 2025	$10,387

The NORI Royalty (including Areas A to D) was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt (“ASC 470”). The Company elected to account for the royalty liability at fair value through profit and loss. The fair value of Areas A to C was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compared the specific characteristics of these transactions and estimated the fair value for Areas A to C at $15 million as at September 30, 2025. The fair value of Area D was determined using an income approach following the Company's filing in August 2025 of its Pre - Feasibility Study (PFS) resulting with a fair value for Area D of $130 million as at September 30, 2025. The discounted cash flow fair value reflects updated operational and economic assumptions, including the use of forward metal prices and a discount rate of approximately 10.6%, related to the NORI Area D project used in support of the PFS filing.

The following table presents the changes in the fair value of the royalty liability:

Royalty Liability
Royalty liability as at December 31, 2024	$14,000
Increase in fair value of royalty liability	131,000
Royalty liability as at September 30, 2025	$145,000

Financial results of Low Carbon Royalties as at and for the three and nine months ended September 30, 2025, and 2024 are summarized below:

	As at September 30,	As at December 31,
	2025	2024
Current Assets	$10,913	1,660
Non-Current Assets	19,652	25,277
Current Liabilities	956	—

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Royalty Income	$295	356	821	1,143
Total Revenue	344	368	880	1,182
Comprehensive Loss for the period	$1,609	179	1,356	612

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

8.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Environmental Studies	$303	$1,031	$3,399	$4,350
Exploration Labor	2,502	2,648	7,690	7,405
Share-Based Compensation (Note 14)	4,262	3,244	9,515	7,338
Mining, Technological and Process Development	1,211	3,531	5,714	19,065
Prefeasibility Studies	359	253	862	838
Sponsorship, Training and Stakeholder Engagement	928	909	2,167	2,522
Other	68	197	297	821
	$9,633	$11,813	$29,644	$42,339

9.General and Administrative Expenses

The detail of general and administrative expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Share-based Compensation (1) (Note 14)	$37,873	$2,871	$45,343	$7,087
Professional and Consulting Fees	4,603	2,607	11,678	6,884
Investor Relations	806	376	1,493	1,354
Office and Sundry	511	573	1,499	1,733
Salaries and Wages	1,233	1,347	4,039	4,314
Director Fees	180	147	580	553
Transfer Agent and Filing Fees	210	74	424	248
Travel and Other	310	154	649	427
	$45,726	$8,149	$65,705	$22,600
(1)	Includes $34.7 million related to 6,500,000 options and 11,915,676 RSUs granted to some directors and a consultant on August 28, 2025 (Note 14).

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities outstanding at September 30, 2025, and December 31, 2024 are as follows:

	September 30	December 31
	2025	2024
Accounts Payable	$3,767	$6,198
Accrued Liabilities (1)(2)	43,067	36,556
	$46,834	$42,754

(1)As at September 30, 2025, accrued liabilities included $32.9 million related to Allseas (Note 6) (Dec 31, 2024 - $25.8 million).

(2)	As of September 30, 2025, accrued liabilities included $0.4 million in fees payable to a consultant, contingent on warrant exercise and recorded at fair value.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

11.Financing Activity

2024 Registered Direct Offering

In the last quarter of 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2024 Registered Direct Offering”) 19,900,000 common shares and issue Class B Warrants to purchase 9,950,000 Common Shares (“Class B Warrants”). On February 6, 2025, the Company received the final balance of committed funding from the 2024 Registered Direct Offering of $5 million and issued 5,000,000 common shares and 2,500,000 Class B Warrants. Out of the total $5 million net proceeds received in the three months ended March 31, 2025, the net proceeds attributable to common shares were $2.2 million and the net proceeds attributable to Class B Warrants were $2.8 million (Note 13).

2025 Registered Direct Offering

On May 12, 2025, the Company entered into a securities purchase agreement with certain new and existing investors pursuant to which the Company in consideration of gross proceeds of $37 million, agreed to sell and issue, in a registered direct offering (the “ 2025 Registered Direct Offering”), an aggregate of 12,333,333 common shares of the Company, and accompanying Class C warrants to purchase an aggregate of 12,333,333 common shares to such new and existing investors (Note 13). Each Common Share and the accompanying Class C Warrant to purchase a Common Share were sold at a price of $3.00.

As of June 30, 2025, the Company received gross proceeds of $30 million and issued 9,000,000 million common shares and 10,003,333 Class C Warrants. During the third quarter of 2025, the Company received the final committed balance of $7 million and issued 3,333,334 common shares and 2,330,000 Class C Warrants. The total expenses related to the 2025 Registered Offering were $0.3 million resulting in net proceeds of $36.7 million.

Agreement with Korea Zinc

On June 16, 2025, the Company entered into a Securities Purchase Agreement (the “Korea Zinc Agreement”) with Korea Zinc Company, Ltd. (“Korea Zinc”), pursuant to which the Company in consideration of gross cash receipt of $85.2 million, agreed to issue and sell to Korea Zinc 19,623,376 common shares of the Company and accompanying warrants to purchase an aggregate of 6,868,181 common shares (Note 13). The purchase price per share and accompanying warrant was set at $4.34. During the second quarter of 2025, upon receipt of the entire purchase amount of $85.2 million, the Company issued 19,623,376 common shares and accompanying warrants to purchase an aggregate of 6,868,181 common shares. The total expenses related to the Korea Zinc agreement were $1.9 million paid in equity resulting in net proceeds of $83.3 million.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

12.Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. In the three and nine months ended September 30, 2025, the Company issued nil and 7,542,996 common shares, respectively, at an average share price of nil and $2.02, respectively. The net proceeds from the ATM for the three and nine months ended September 30, 2025, were nil and $14.8 million respectively. During the three and nine months ended September 30, 2025, the Company incurred $nil and $0.5 million, respectively, as commission and fees. (During the three and nine months ended September 30, 2024, the Company issued 1,617,000 common shares and 3,251,588 common shares, respectively. For three and nine months ended September 30, 2024, the common shares were issued at an average share price of $1.45 and $1.53, respectively resulting in net proceeds amounting to $2.3 million and $4.9 million, after incurring $71 thousand and $113 thousand, respectively, as commission and fees.).

13.Warrants

Public Warrants

As at September 30, 2025, 15,000,000 Public Warrants were outstanding (December 31, 2024 – 15,000,000). Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at September 30, 2025, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital.

Private Warrants

As at September 30, 2025, 9,500,000 Private Warrants were outstanding (December 31, 2024 – 9,500,000). The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at September 30, 2025, the fair value of outstanding Private Warrants of approximately $13.7 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2024	$912
Increase in fair value of warrants liability	12,818
Warrants liability as at September 30, 2025	$13,730

As at September 30, 2025, the fair value of the Private Warrants was estimated using the following assumptions:

	September 30,		December 31,
	2025		2024
Exercise price	$11.50		$11.50
Share price	$6.37		$1.12
Volatility	103.79%		108.97%
Term	0.94	years	1.69	years
Risk-free rate	3.63%		4.14%
Dividend yield	0.0%		0.0%

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Class A Warrants

The exercise price for the Class A Warrants is $2 per common share. The Class A Warrants will expire on December 31, 2027 or earlier upon redemption or liquidation. A continuity schedule summarizing the movement in Class A Warrants is below:

Number of Class A
Warrants
Outstanding – December 31, 2023	3,980,770
Issued	2,250,000
Outstanding – December 31, 2024	6,230,770
Exercised (1)	(1,888,270)
Outstanding – September 30, 2025	4,342,500
1.	During the third quarter of 2025, 1,638,270 Class A Warrants were exercised for which the Company received the exercise amount of $3.6 million in the second quarter of 2025.

As at September 30, 2025, the value of the outstanding 4,342,500 Class A Warrants amounting to $3.6 million was recorded in additional paid in capital.

Class B Warrants

As a part of the 2024 Registered Direct Offering (Note 11), the Company issued 7,450,000 Class B Warrants in the last quarter of 2024, to purchase common shares at an exercise price of $ 2.00 per share. The Class B Warrants will expire 5 years from the issuance date or earlier upon redemption or liquidation. A continuity schedule summarizing the movement in Class B Warrants is below:

Number of Class B
Warrants
Outstanding – December 31, 2024	7,450,000
Issued	2,500,000
Exercised (1)	(8,860,000)
Outstanding – September 30, 2025	1,090,000
(1)	Of the total 8,860,000 Class B Warrants exercised in the first nine months of 2025, 5,035,000 Class B warrants were exercised through a cashless exercise against which 3,533,096 common shares were issued.

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

During the third quarter of 2025, 2,525,000 Class B Warrants were exercised.

As at September 30, 2025, the value outstanding of 1,090,000 Class B Warrants amounting to $0.7 million was recorded in additional paid in capital.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Class C Warrants

In the second quarter of 2025, as a part of the 2025 Registered Direct Offering (Note 11), the Company issued 10,003,333 Class C Warrants to purchase common shares at an exercise price of $4.50 per share with an expiration date of May 12, 2028.

On July 1, 2025, the Company received the final balance of committed funding of approximately $7 million from the 2025 Registered Direct Offering and issued the remaining 2,330,000 Class C Warrants. The fair value of the remaining Class C Warrants was calculated using a Monte Carlo simulation resulting with a fair value of $3.01 per warrant. The fair value of the Class C Warrants issued during the third quarter was estimated using the below assumptions:

	July 1,
	2025
Exercise price	$4.50
Share price	$5.94
Volatility	106.26%
Term	2.88	years
Risk-free rate	3.68%
Dividend yield	0.0%

The Class C Warrants contain a call provision under which if the Volume Weighted Average Price “VWAP” for 20 consecutive trading days exceeds $7.00, and the warrant holder does not possess material non-public information provided by the Company, the Company may call for cancellation the unexercised warrants, offering $0.0001 per Warrant Share. If conditions for the call are met, the unexercised portion of these warrants may be cancelled ten trading days after the call notice is received.

Similar to issuance in the second quarter of 2025, the Company classified the Class C Warrants issued in the third quarter of 2025 as equity (per ASC 815) and recorded the value amounting to $2.4 million as additional paid in capital.

A continuity schedule summarizing the movement in Class C Warrants is below:

Number of Class C
Warrants
Outstanding – December 31, 2024	—
Issued	12,333,333
Exercised (1)	—
Outstanding – September 30, 2025	12,333,333

As at September 30, 2025, the outstanding 12,333,333 Class C Warrants were valued at $12.5 million, and were recorded in additional paid in capital.

Warrants issued to Korea Zinc

As part of the Korea Zinc Agreement (Note 11), the Company on June 25, 2025 issued 6,868,181 warrants to Korea Zinc to purchase the common shares of the Company at an exercise price of $7.00 per share with an expiration date of June 25, 2028.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

A continuity schedule summarizing the movement in Warrants issued to Korea Zinc is below:

Number of
Warrants
Outstanding – December 31, 2024	—
Issued	6,868,181
Exercised (1)	—
Outstanding – September 30, 2025	6,868,181

Warrants issued to Republic of Nauru

In accordance with the revised sponsorship agreement dated May 29, 2025, between the Nauru Seabed Minerals Authority, the Republic of Nauru (the “Republic”) and NORI, the Company on May 30, 2025 issued 9,146,268 warrants (“Nauru Warrants”) to the Republic to purchase the common shares of the Company at an exercise price of $4.72 per share with an expiration date of May 30, 2030. The Nauru Warrants cannot be exercised through a cashless or net exercise.

The fair value of the Nauru Warrants was calculated using a Black-Scholes valuation on May 30, 2025, resulting with a fair value of $3.60 per warrant.

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

During the second quarter of 2025, the Company recorded the fair value of the Nauru Warrants amounting to $33.1 million as additional paid in capital. Since the Company receives no form of consideration from the Republic in return for issuing the Nauru Warrants, the entire fair value of the Nauru warrants amounting to $33.1 million was recorded as an expense in the second quarter of 2025 under Nauru and Tonga Warrant Cost in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

Warrants issued to the Kingdom of Tonga

In accordance with the revised sponsorship agreement dated August 4, 2025, between the Tonga Seabed Minerals Authority (the “State”) and TOML, the Company issued on August 4, 2025 1,000,000 warrants (“Tonga Warrants”) to the State to purchase the common shares of the Company at an exercise price of $ 5.87 per share with an expiration date of August 4, 2033. The Tonga Warrants cannot be exercised through a cashless or net exercise.

The fair value of the Tonga Warrants was calculated on issuance using a Black-Scholes valuation, 2025, resulting with a fair value of $5 per warrant. The fair value of the Tonga Warrants was estimated using the following assumptions:

August 4,
2025
Exercise price	$5.87
Share price	$5.65
Volatility	112.33%
Term	8 years
Risk-free rate	4.00%
Dividend yield	0.0%

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The Tonga Warrants cannot be exercised until the following conditions have been met:

●	A subsidiary of the Company other than TOML obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities; and
●	The subsidiary other than TOML commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.

The Tonga Warrants were not determined to be liabilities under ASC 480 as they were not mandatorily redeemable. The Company classified the Tonga Warrants as equity (per ASC 815), as the warrants require physical settlement and were also considered to be indexed to the Company’s share, wherein, upon exercise, a fixed number of common shares would be issued on payment of a fixed exercise price. As at September 30 2025, the Company recorded the fair value of the Tonga Warrants amounting to $5 million as additional paid in capital. Since the Company receives no form of consideration from the State in return for issuing the Tonga Warrants, the entire fair value of the Tonga Warrants was recorded as an expense in the third quarter of 2025 under Nauru and Tonga Warrant Costs in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

14.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides an aggregate number of common shares reserved for future issuance under the Incentive Plan. As at September 30, 2025, there were a total of 110,262,856 common shares reserved for issuance under the Incentive Plan. This amount includes 40,000,000 common shares added to the plan pursuant to the shareholder’s approval obtained at the special meeting of the Company’s shareholders held on August 28, 2025. With this increase, as of September 30, 2025, 12,247,208 common shares remained available for future issuance under the Incentive Plan. A total of 2,243,853 of the common shares reserved for issuance under the Incentive Plan shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of Restricted Share Units (“RSU”) and options under the Short-Term Incentives Plan (“STIP”) and Long-Term Incentives Plan (“LTIP”) have been issued under the 2021 Incentive Equity Plan.

Prior to the 2021 Incentive Plan, the Company had granted share-based awards under the 2018 Stock Option Plan (“2018 Plan”).

In the special shareholders meeting held on August 28, 2025, the shareholders approved the addition of 40,000,000 common shares to the reserve under the Company’s Incentive Plan, pursuant to which 6,500,000 options and 11,915,676 RSUs were granted on August 28, 2025.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Stock options

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of	Number of	Number of
	Short-Term	Long-term	Options
	Options	Options	Outstanding
	Outstanding	Outstanding	under
	under 2018 Plan	under 2018 Plan	Incentive Plan
Outstanding – December 31, 2023	15,074,240	9,783,922	—
Granted	—	—	3,940,000
Expired	(57,893)	(139,048)	—
Exercised	(715,772)	—	—
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	7,750,000
Exercised	(3,642,048)	(568,833)	—
Forfeited	—	—	(500,000)
Outstanding – September 30, 2025	10,658,527	9,076,041	11,190,000

From the 6,500,000 options granted on August 28, 2025, 5,000,000 options were granted to a director of the Company. No other options were granted during the three months ended September 30, 2025. The 6,500,000 options vest as follows:

Tranche 1: 50% vest upon the Company’s share price trading above $5 for ten consecutive days, or the Company’s market capitalization reaches or exceeds $2.2 billion, for ten consecutive days.

Tranche 2: 50% vest upon the Company’s share price trading above $7 for ten consecutive days, or the Company’s market capitalization reaches or exceeds $3 billion, for ten consecutive days.

These options were determined to be market-based awards and the grant date fair value of both the tranches was calculated as $4.10 per unit using Black-Scholes valuation  and the following assumptions.

	August 28,
	2025
Exercise price	$4.66
Share price	$5.26
Volatility	104.10%
Term	4.77	years
Risk-free rate	3.62%
Dividend yield	0.0%

As the vesting conditions were met as of the date of the grant, the Company amortized the entire fair value of the options amounting to $26.7 million in the third quarter of 2025.

During the three and nine months ended September 30, 2025, the Company recognized $27.2 million and $28.3 million, respectively of share-based compensation expense for stock options. During the three and nine months ended September 30, 2025, share-based compensation expense related to exploration and evaluation activities amounted to $25 thousand and $0.2 million (three and nine months ended September 30, 2024- $nil). The amount of the share-based compensation expense recognized related to general and administrative matters for the three and nine months ended September 30, 2025 including the cost of the options mentioned in the note above was $27.2 million and $28.1 million, respectively (three and nine months ended September 30, 2024 - $0.5 million and $0.9 million respectively). The Company has not granted any options under the 2018 Plan since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued under the 2018 Plan in the prior periods.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided that the holder is providing service to the Company on such vesting date.

A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs
Outstanding
Outstanding – December 31, 2023	12,484,880
Granted	33,079,041
Forfeited	(516,685)
Exercised	(10,734,581)
Outstanding - December 31, 2024	34,312,655
Granted	34,240,884
Forfeited	(1,076,371)
Exercised	(10,177,224)
Outstanding - September 30, 2025	57,299,944

The details of RSUs granted by the Company during the period are as follows:

	Three months	Three months	Nine months	Nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
Vesting Period	2025	2024	2025	2024
Vesting Immediately (1)	298,641	160,823	3,380,268	4,167,518
Vesting fully within and on first anniversary of the grant date	—	—	194,226	493,430
Vesting in thirds on each anniversary of the grant date (2)	415,676	—	9,234,611	7,212,375
Vesting in fourths on each anniversary of the grant date	—	132,435	176,302	834,315
Vesting three years from grant date	—	—	66,508	—
Vesting four years from grant date (3)	1,750,000	—	1,750,000	—
Vesting based on performance conditions	—	—	688,969	—
Vesting based on market conditions (4)	18,750,000	—	18,750,000	20,000,000
Total Units Granted	21,214,317	293,258	34,240,884	32,707,638
(1)	Of the 298,641 RSUs granted during the three months ended September 30, 2025, 148,442 RSUs were granted to consultants with an aggregate fair value of $0.8 million of which $0.7 million was recorded in general and administrative expenses and $0.1 million was recorded as exploration and evaluation expense. The remaining 150,199 grants were issued to employees.
(2)	The 415,676 RSUs granted in the third quarter of 2025 vest in thirds on each anniversary of the grant date out of which 237,529 RSUs were granted to a director of the Company in exchange for consulting services and the remaining units were granted to a consultant.
(3)	Following the increase in the reserve under the Incentive Plan as described above, 1,750,000 RSUs were granted to a director for consulting services on August 28, 2025.
(4)	Of the 18,750,000 RSUs granted during the three months ended September 30, 2025, the Company issued on September 23, 2025, 9,000,000 RSUs to employees (“Retention Grants”). These Retention Grants will vest in two equal tranches based on market and service conditions: Tranche 1:50% upon the 30-day average share price reaching $10 and Tranche 2:50% upon the 30-day average share price reaching $12.50, subject to continued employment through specific target dates per the grant terms.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The Company calculated the fair value of the Retention Grants using Monte Carlo simulation and below assumptions. The fair value of Tranche 1 and Tranche 2 was calculated as $5.82 per unit and $5.58 per unit respectively.

September 23,
2025
Share price	$6.32
Volatility	100.60%
Performance Period to achieve market conditions	September 23, 2025 – April 16, 2029
Risk-free rate	3.54%
Dividend yield	0.0%

The remaining 9,750,000 RSUs were considered as granted on August 28, 2025 out of which 7,500,000 were granted to a director of the Company in return for consulting services and the remaining 2,250,000 were granted to a consultant. The RSUs vest in three equal tranches as described below:

Tranche 1: Vesting upon share price reaching or exceeding $10 for 10 consecutive trading days, or the Company’s market capitalization reaching or exceeding $3.3 billion, for ten consecutive days.

Tranche 2: Vesting upon share price reaching or exceeding $12.50 for 10 consecutive trading days, or the Company’s market capitalization reaching or exceeding $4 billion, for ten consecutive days.

Tranche 3: Vesting upon share price reaching or exceeding $15 for 10 consecutive trading days, or the Company’s market capitalization reaching or exceeding $5 billion, for ten consecutive days.

The Company determined the fair value of the RSUs using a Monte-Carlo valuation method and below assumptions.

August 28,
2025
Share price	$5.26
Volatility	102.16%
Performance Period	June 4, 2025 – June 4, 2029
Risk-free rate	3.57%
Dividend yield	0.0%

The fair value of each tranche and the derived service period are as follows:

Tranche	Fair Value per RSU	Derived Service Period
1	$4.97	0.39 years
2	$4.80	0.60 years
3	$4.62	0.85 years

The grant date fair value of all RSUs granted during the three and nine months ended September 30, 2025, apart from the RSUs mentioned in footnote 4 above, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three and nine months ended September 30, 2025, a total of $15 million and $26.6 million, respectively was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three and nine months ended September 30, 2024: $5.6 million and $14.1 million respectively). For the three and nine months ended September 30, 2025, a total of $4.3 million and $9.3 million, respectively, was recognized as share-based compensation expense related to exploration and evaluation activities (three and nine months ended September 30, 2024 - $3.2 million and $7.6 million, respectively). The amount of share-based compensation expense related to general and administrative matters for three and nine months ended September 30, 2025, was $10.7 million and $17.2 million, respectively (three and nine months ended September 30, 2024 - $2.4 million and $6.5 million, respectively). As at September 30, 2025, the total unrecognized share-based compensation expense for RSUs was $118.8 million (December 31, 2024 - $20.5 million).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

As at September 30, 2025, an aggregate of 129,910 vested RSUs were being processed and due to be converted into common shares.

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As at September 30, 2025, there were 14,395,117 total common shares reserved for issuance under the ESPP, of which 14,043,174 remain available for future issuance. This included 3,407,085 shares added to the ESPP in January 2025 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and nine months ended September 30, 2025, a total of $11 thousand and $16 thousand, respectively, was charged to the statement of loss and comprehensive loss as share-based compensation expense representing the share price purchase discount offered by the Company (three and nine months ended September 30, 2024: $3 thousand and $33 thousand respectively). For the three and nine months ended September 30, 2025, a total of $6 thousand and $9 thousand, respectively, was recognized as share-based compensation expense related to exploration and evaluation activities (three and nine months ended September 30, 2024 - $2 thousand and $17 thousand, respectively). The amount of share-based compensation expense related to general and administrative matters for three and nine months ended September 30, 2025 was $5 thousand and $7 thousand, respectively (three and nine months ended September 30, 2024 - $1 thousand and $16 thousand, respectively).

15.Loss per Share

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

Anti-dilutive equivalent common shares were as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2025	2024
Outstanding options to purchase common shares	30,924,568	27,943,343
Outstanding RSUs	57,299,944	35,733,505
Outstanding shares under ESPP	6,982	11,027
Outstanding warrants	59,280,282	30,730,770
Outstanding Special Shares and options to purchase Special Shares	136,011,413	136,239,964
Total anti-dilutive common equivalent shares	283,523,189	230,658,609

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

16.Related Party Transactions

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

During the three and nine months ended September 30, 2025, the Company repaid $2.5 million and $4.3 million respectively of the drawn amount and did not draw from the 2024 Credit Facility any further (During the three and nine months ended September 30, 2024, the Company drew $0.3 million and $4.2 million respectively from the 2024 Credit Facility and made no repayments). During the three and nine months ended September 30, 2025, the Company incurred $nil and $0.1 million respectively as interest expense, while for those same periods, it incurred $0.7 million and $1.9 million respectively, as underutilization fees (For the three and nine months ended September 30, 2024, the interest amounted to $0.1 million for both periods, and underutilization fees amounted to $0.2 million and $0.4 million respectively). During the three and nine months ended September 30, 2025, the Company repaid interest amounting to $0.1 and $0.4 million, respectively (For three and nine months ended September 30, 2024: nil and $25 thousand), and underutilization fees amounting to $1.2 million and $2.2 million, respectively (For three and nine months ended September 30, 2024: nil and $0.1 million).

One of the Company’s directors is the Chairman of Robertsbridge Consultants Limited, which previously provided the Company with consulting services. During the three and nine months ended September 30, 2025, Robertsbridge Consultants Limited, provided consulting services amounting to $nil and $5 thousand respectively, recorded in general and administrative expenses (During the three and nine months ended September 30, 2024, Robertsbridge Consultants Limited provided consulting services amounting to $16 thousand and $21 thousand). As at September 30, 2025, the amount payable to Robertsbridge Consultants Limited was $nil.

The 2025 Registered Direct Offering included $10 million from the participation of one of the Company’s directors appointed in the Annual General Meeting held in the second quarter of 2025.

During the second quarter of 2025, the Company entered into consulting agreements with two individuals who subsequently became directors. The consideration for the consulting services provided by the directors was in the form of RSUs and stock options and was approved by the shareholders in the special meeting of shareholders held on August 28, 2025 (Note 14).

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 6.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

17.Contingent Liabilities

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

On November 8, 2024, a shareholder filed a putative class action against the Company and certain of its executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to the Company’s initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired the Company’s securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, the Company filed a motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and the Company filed a reply on June 5, 2025. On June 18, 2025, the Court granted the Company’s motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. The Company’s motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition was filed on September 9, 2025, and the Company's reply was filed by September 23, 2025. The Company intends to continue defending against the lawsuit. There can be no assurance, however, that the Company will be successful in its defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

Revised Sponsorship Agreement with Republic of Nauru

On May 29, 2025, NORI entered into a Revised Sponsorship Agreement with the Republic of Nauru which provides NORI with exclusive right to explore for polymetallic nodules in the ISA contract area, pursuant to its ISA Exploration Contract. The Republic of Nauru will continue to sponsor NORI’s seabed mineral activities in the area as per the terms of this Sponsorship Agreement. In exchange for the Republic of Nauru’s sponsorship, NORI will make cash payments (“Continuity Benefits”) to the Republic of Nauru for its continued sponsorship. The Continuity Benefits would only be payable if (i) a subsidiary of the Company other than NORI obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities; (ii) and that Subsidiary commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization (“Continuity Conditions”) and the range of the Continuity Benefits to the Republic of Nauru will be between $265 million and $515 million (undiscounted). In connection with the Revised Sponsorship Agreement, the Company entered into a Deed of Guarantee and Indemnity in favor of the Republic of Nauru under which the Company guarantees certain obligations of NORI and provides customary indemnities. As of September 30, 2025, the Continuity conditions are not probable but reasonably possible, and therefore the Company has not recorded any amount as Continuity Benefits.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Revised Sponsorship Agreement with the Kingdom of Tonga

On August 4, 2025, TOML entered into a revised sponsorship agreement (the “Sponsorship Agreement”) with the Kingdom of Tonga, acting through the Tonga Seabed Minerals Authority (“the State”), which provides TOML with exclusive right to explore for polymetallic nodules in the ISA contract area, pursuant to its ISA Exploration Contract. The State will continue to sponsor TOML’s seabed mineral activities in the area as per the terms of this Sponsorship Agreement. In exchange for the State’s sponsorship, TOML will make cash payments (“Continuity Benefits”) to the State for its continued sponsorship. The Continuity Benefits would only be payable if (i) a subsidiary of the Company other than TOML obtains a permit, license or other authorization from the US for the conduct of deep seabed mineral activities in TOML’s ISA Contract Area; (ii) and that Subsidiary commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization TOML’s ISA Contract Area (“Continuity Conditions”). The range of the Continuity Benefits to the State will be between $75 million and $200 million (undiscounted). In connection with the Revised Sponsorship Agreement, the Company entered into a Deed of Guarantee and Indemnity in favor of the State under which the Company guarantees certain obligations of TOML and provides customary indemnities. As of September 30, 2025, the Continuity conditions are not probable but reasonably possible, and therefore the Company has not recorded any amount as Continuity Benefits.

18.Fair Value Accounting

The following tables set forth the Company’s assets and liabilities measured at fair value (Note 4):

	Fair Value at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$115,648	$115,648	$—	$—
Receivables and prepayments	1,566	—	1,566	—
Exploration contracts	42,951	—	—	42,951
Right of use asset	2,384	—	—	2,384
Equipment	597	—	—	597
Software development costs	2,082	—	—	2,082
Investment	10,387	—	—	10,387
	$175,615	$115,648	$1,566	$58,401

Liabilities:
Accounts payable and accrued liabilities	$46,834	$—	$46,834	$—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	145,000	—	—	145,000
Warrants liability	13,730	—	—	13,730
	$216,239	$—	$57,509	$158,730

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$3,480	$3,480	$—	$—
Receivables and prepayments	1,851	—	1,851	—
Exploration contracts	42,951	—	—	42,951
Right of use asset	3,814	—	—	3,814
Equipment	771	—	—	771
Software development costs	1,928	—	—	1,928
Investment	8,203	—	—	8,203
	$62,998	$3,480	$1,851	$57,667

Liabilities:
Accounts payable and accrued liabilities	$42,754	$—	$42,754	$—
Short-term debt	11,775	—	11,775	—
Deferred tax liability	10,675	—	10,675	—
Royalty liability	14,000	—	—	14,000
Warrants liability	912	—	—	912
	$80,116	$—	$65,204	$14,912

19.Segmented Information

The Company’s business consists of only one operating segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical segmentation of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

	September 30,	December 31
Equipment	2025	2024
Nauru	$597	$771
Tonga	—	—
Total	$597	$771

	September 30,	December 31,
Software development costs	2025	2024
Singapore	2,082	1,928
Total	$2,082	$1,928

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2024 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2025 and 2024, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep-sea minerals exploration and development company focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the CCZ, with NORI Area D located approximately1,500 miles south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese in a single rock.

These four metals contained in the polymetallic nodules are critical for energy, defense, manufacturing and infrastructure. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of the four critical metals contained in nodules. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to produce three types of metal products: (i) feedstock for battery cathode precursors (nickel, cobalt and manganese sulfates, or intermediate nickel-copper-cobalt matte or nickel-copper-cobalt alloy) for nickel-rich lithium-ion batteries, (ii) copper cathode for electric wiring, energy transmission and other applications and (iii) feedstock for steel manufacturing (nickel metal for stainless and other specialty steels, manganese silicate for manganese alloy production cobalt metal for high-performance steel alloys). Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. Significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

We are now in the evaluation stage following the release of S-K 1300 NORI Area D Technical Report on August 4, 2025 where the Company declared mining reserves for a seafloor polymetallic nodule project.  We have not yet obtained an exploitation license, a commercial recovery permit and all other related offshore and onshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

The International Seabed Authority (“ISA”), comprised of 170 countries and the European Union, established regulations over deep-sea exploration activities of their nationals, pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”). The ISA has adopted exploration regulations and issued 19 polymetallic nodule exploration contracts (17 of which located in the CCZ) but has been unable to adopt the final exploitation regulations, standards and guidelines despite initiating work in 2014. Almost 30 countries, including the United States, have not ratified UNCLOS and are not member states of the ISA. To regulate deep-sea mining activities of its citizens in the high seas, the United States adopted the Deep Seabed Hard Mineral Resources Act of 1980, a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration, or NOAA. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989.

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

These applications reflect our belief that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which despite expectations to the contrary, has repeatedly delayed the adoption of the Regulations on the Exploitation of Mineral Resources in the Area. On April 24, 2025, the Executive Order, titled “Unleashing America’s Offshore Critical Minerals and Resources”, was signed, which directs the Commerce Secretary to implement an expedited permitting process under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructs the Departments of Defense and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and of entering into offtake agreements for the procurement of these minerals. In addition, these departments are also directed to review and revise domestic processing capabilities for seabed mineral resources.

At the same time as we pursue the U.S. regulatory pathway, we continue to preserve our rights and comply with all our contractual obligations under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, we maintain two ISA exploration contracts in the CCZ, one held by our subsidiary Nauru Ocean Resources Inc., or NORI, sponsored by the Republic of Nauru (“Nauru”), and one held by Tonga Offshore Mining Limited, or TOML, sponsored by the Kingdom of Tonga (“Tonga”). We are increasingly focused on pursuing commercial production through the U.S. regulatory pathway under DSHMRA, following the April 2025 submission of TMC USA’s exploration license and commercial recovery permit applications to NOAA. We believe that the pursuit of licenses and permits with NOAA under DSHMRA by TMC USA should not adversely affect the ISA exploration contracts held by NORI and TOML.

We have key strategic partnerships with (i) Allseas, a leading global offshore engineering contractor, which developed and tested a pilot collection system, and is now working to modify it into the first commercial production system, (ii) Pacific Metals Co. Ltd. (“PAMCO”), an experienced Japanese ferronickel producer, which is responsible for pre-feasibility and feasibility studies on nodule processing, (iii) Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material technology, partnering to advance development in the U.S. and (iv) Glencore International AG (“Glencore”) which holds offtake rights to 50% of the NORI nickel and copper production if produced from the our subsidiary DeepGreen Engineering Pte Ltd.’s (“DGE”) owned or controlled facility. In addition, we have worked with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc.  (“KPM”) to develop a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and XPS’ (Glencore subsidiary) facilities. The matte refining stages have been tested at SGS facility in Lakefield Canada with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. We expect this partnership to progress to a definitive tolling agreement in 2025, subject to successful evaluation study outcomes and agreement to mutually acceptable commercial terms.

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

Developments in the Third Quarter 2025

Below are some of the major developments that occurred in the third quarter of 2025:

Publication of Technical Reports Prepared under Subpart 1300 of Regulation S-K

On August 4, 2025, the Company announced the publication of two technical economic studies prepared in accordance with Subpart 1300 of Regulation S-K: (i) a pre-feasibility study included in the technical report entitled “S-K 1300 NORI Area D Technical Report”, dated August 4, 2025 (the “NORI TRS”), prepared by AMC Consultants Pty Ltd. and other qualified persons, and (ii) an initial assessment included in the technical report entitled “Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone”, dated August 4, 2025 (the “NORI AND TOML Initial Assessment”), prepared by AMC Consultants Pty Ltd. and other qualified persons relating to its polymetallic nodule projects in the Clarion Clipperton Zone of the Pacific Ocean. The NORI TRS covers NORI Area D for which the Company has applied for an exploration license and a commercial recovery permit under DSHMRA and was filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025 (the “August Form 8-K”).

The NORI and TOML Initial Assessment covers the remaining NORI and TOML areas where the Company is applying for an exploration license under DSHMRA and was filed as Exhibit 96.2 to the August 4, 2025 Form 8-K.

TMC and Tonga Announce Updated Sponsorship Agreement for Tonga Offshore Mining Ltd. (TOML)

On August 4, 2025, the Company and the Government of the Kingdom of Tonga jointly announced the signing of a revised Sponsorship Agreement (Agreement), updating the terms of the Agreement signed between the parties in 2021. The Agreement guarantees that the Kingdom of Tonga will continue to receive existing financial benefits, training and capacity building programs and in-country community and social programs it receives today, while ensuring that, in consideration for its continued sponsorship of TOML, the Kingdom of Tonga will receive continuity benefits upon the commencement of commercial production by any subsidiary of TMC, other than TOML, under the U.S. regulatory regime.

NOAA Confirms Full Compliance of TMC USA’s Exploration License Applications

On August 11, 2025, TMC USA received notice of full compliance from NOAA on its exploration applications, and confirmation that TMC USA has priority right over both exploration areas. This notice follows earlier determinations of substantial compliance in May 2025. The Company currently anticipates a potential production start in the fourth quarter of 2027, subject to required regulatory approvals.

Developments Subsequent to September 30, 2025

TMC Pioneers Process to Produce High-Purity Manganese Sulfate from Seafloor Nodules

In November 2025, we announced that we had successfully produced battery-grade, high-purity manganese sulfate from our nodule-derived intermediate manganese silicate product during bench scale trials at our partner KPM’s operating facility in Ontario. North America is largely reliant on foreign sources of manganese. As the planet's largest source of manganese, nodules hold significant potential to supply a range of key industries from steelmaking and infrastructure to energy, defense and automotive manufacturing, with automakers increasingly turning toward manganese-rich cathode chemistries for their next-generation electric vehicles.

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

Exploration licenses under DSHMRA grant exclusive rights to conduct technical studies in a defined area and are issued for ten-year terms, subject to extension. Commercial recovery permits authorize full-scale extraction for a period of 20 years subject to extension and are subject to enhanced environmental and operational requirements. To date, NOAA has issued exploration licenses over four areas.  Two of these licenses (USA-1 and USA-4) remain active and are currently held by Lockheed Martin. These licenses have been renewed until 2027 in accordance with DSHMRA’s statutory provisions, which require NOAA to grant extensions if the licensee has substantially complied with license terms.  NOAA has not issued any commercial recovery permits under DSHMRA as no U.S. citizen had applied for a commercial recovery permit prior to TMC USA.

TMC’s wholly owned subsidiary, TMC USA, a US-registered company established in 2013, has submitted three applications to NOAA: two for exploration licenses and one for a commercial recovery permit.

TMC USA initiated pre-application consultations with NOAA in the first quarter of 2025 and, following those discussions, submitted its applications in April 2025. On May 28, 2025, NOAA determined that TMC USA’s two exploration license applications were in substantial compliance and confirmed TMC USA has priority of right over both exploration application areas.

On July 27, 2025, TMC USA submitted amended exploration applications with additional information requested by NOAA. NOAA confirmed that both exploration license applications were fully compliant, and it had begun its certification process.

The certification process includes an interagency consultation with other U.S. government departments (including the Department of State, the Department of Defense, and the Environmental Protection Agency). Following certification, an Environmental Impact Statement, or EIS, is expected to be prepared under NEPA, and a public comment period will be provided. Following the public comment period, NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance or unforeseen environmental harm.

In July 2025, NOAA issued proposed amendments to its regulations under DSHMRA (15 C.F.R. Parts 970 and 971), published as FR Doc. 2025-12513 (90 Fed. Reg. 29806). The proposed regulation introduces a new consolidated application procedure under § 971.214, allowing applicants to submit a single application for both an exploration license and commercial recovery permit. The revisions also include updated electronic submission requirements, restructured environmental review protocols, revised fee schedules, and clarified procedures for interagency consultation and public disclosure. These changes are intended to modernize and streamline the permitting process under DSHMRA implementing regulations. Public comment period closed on September 5, 2025 and public comments are now under consideration by NOAA.

DSHMRA and its implementing regulations do not include a statutory deadline for application review. However, the Executive Order signed by President Trump on April 24, 2025, directs the Commerce Secretary to implement an expedited permitting process under DSHMRA.

DSHMRA requires that all mining vessels and at least one transport vessel are U.S. flagged. TMC USA will ensure all vessels contracted for commercial recovery comply with relevant laws pertaining to vessel standards and crew safety. DSHMRA also requires that recovered minerals be processed in the United States unless a waiver is granted, in which case the permittee is required to provide assurances that processed materials are returned to the United States. We are currently evaluating U.S.-based vessel and processing options to satisfy this requirement as well as working with Japan and South Korea-based supply chain to ensure processed materials can be returned to the United States in the event the permit to process outside the United States is granted for an initial period. If necessary, we expect to seek a waiver based on the statutory criteria and applicable regulations.

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

NORI, our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. The D block of the NORI area (“NORI Area D”) is the seafloor parcel where we have performed the most resource definition and environmental work to date. On August 4, 2025 a pre-feasibility study, summarized in the technical report entitled “S-K 1300 NORI Area D Technical Report” (the “NORI TRS”), and a technical report entitled “Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone”, dated August 4, 2025 (the “NORI AND TOML Initial Assessment” together with the TRS, the “Technical Reports”) prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K. were released.

TOML, our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration application to the ISA (subsequently granted) for the TOML Contract Area. The sponsorship agreement was updated on August 4, 2025. On August 4, 2025 the technical report entitled “Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone”, dated August 4, 2025 (the “NORI AND TOML Initial Assessment” together with the TRS, the “Technical Reports”), prepared by AMC Consultants Pty Ltd. and other qualified persons, each a “qualified person” as defined in subpart 1300 of Regulation S-K was released.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company, and we do not anticipate earning revenues (other than potential service revenue) until one of our wholly-owned subsidiaries receives an exploitation contract or commercial recovery permit and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success pose risks and challenges, including those related to the approval of an application for a commercial recovery permit, development of environmental terms, conditions and restrictions associated with our application and development of our technologies to collect and process polymetallic nodules. The timing of NOAA’s review and decision on our exploration license and commercial recovery permit applications under DSHMRA remains uncertain and is outside the Company’s control. Actual timelines for certification, environmental review, and potential issuance of licenses or permits may differ materially from management’s expectations. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2024 Annual Report on Form 10-K, as further updated and/or supplemented in subsequent filings with the SEC.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our results are reported under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and in U.S. dollars.

Components of Results of Operations

We are an exploration and development company with no revenue to date and a net loss after tax of $184.5 million and $279.4 million for three and nine months ended September 30, 2025, respectively, compared to a net loss of $20.5 million and $65.9 million in the same periods of 2024, respectively. We have an accumulated deficit of approximately $910.9 million from inception through September 30, 2025.

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

Nauru and Tonga Warrant costs

The Nauru and Tonga Warrant costs represent the fair value of the warrants issued as part of the revised sponsorship agreement with the Government of the Republic of Nauru signed on May 29, 2025 and the revised sponsorship agreement with the Tonga Seabed Minerals Authority signed on August 4, 2025.  As the warrants did not contain complex features, the fair value was calculated using a Black-Scholes valuation model.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2024 Annual Report on Form 10-K.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	For the Three Months Ended			For the Nine Months Ended
(Dollar amounts in thousands, except as noted)	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Exploration and evaluation expenses	$9,633	$11,813	(18)%	$29,644	$42,339	(30)%
General and administrative expenses	45,726	8,149	461%	65,705	22,600	191%
Nauru and Tonga Warrant costs	4,977	—	—%	38,056	—	—%
Equity-accounted investment loss (income)	492	58	748%	438	197	122%
Gain on dilution of investment	(2,967)	—	—%	(2,967)	—	—%
Change in fair value of royalty liability	131,000	—	—%	131,000	—	—%
Change in fair value of warrants liability	(3,852)	(1,054)	265%	12,818	(1,103)	1,262%
Foreign exchange loss	43	946	(95)%	3,599	596	504%
Interest income	(1,339)	(7)	19,029%	(1,505)	(125)	1,104%
Fees and interest on borrowings and credit facilities	681	615	11%	2,535	1,378	84%
Net Loss for the period, before tax	$184,394	$20,520	799%	$279,323	$65,882	324%

Three Months ended September 30, 2025 compared to Three Months ended September 30, 2024

We reported a net loss before tax of approximately $184.4 million in the third quarter of 2025, compared to a net loss of $20.5 million in the same period of 2024.  The following explains the major reasons for the increase in the net loss in the third quarter of 2025.

During the quarter, results were primarily affected by non-cash and non-recurring items, including share-based compensation impacted by one-time grants, fair-value changes in the royalty and warrant liabilities, and the recognition of warrant costs associated with updated sponsorship agreements.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended September 30, 2025 were $9.6 million, compared to $11.8 million for the same period in 2024. The decrease of $2.2 million is primarily due to a decrease in mining, technological and process development activities of $2.3 million compared to the same quarter of 2024, decrease of $0.7 million in environmental studies cost as campaign 8 was completed in 2024, partially offset by an increase in share-based compensation of $1 million due to the amortization of grants made in the third quarter of 2025.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2025 were $45.7 million compared to $8.1 million for the same period in 2024. The increase of $37.6 million in G&A expenses was mainly the result of an increase in share-based compensation of $35 million from the amortization of the fair value of retention grants and RSUs and options granted to directors and consultants in the third quarter of 2025 (a non-cash item), an increase of $2 million in professional and consulting fees mainly relating to the Company pursuing the U.S. regulatory route and financing activities, an increase of consulting fees as the Company became a large accelerated filer in the third quarter of 2025 and an increase in the legal costs.

Tonga Warrant costs

As part of the signing of a revised Sponsorship Agreement with the Tonga Seabed Minerals Authority (the “State”) on August 4, 2025, we issued 1,000,000 warrants to the State to purchase common shares of the Company.  The fair value of the Tonga Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $5 for a total value of $5 million. For further details on this non-recurring item, refer to Note 13 in the Company’s third quarter 2025 interim financial statements.

Gain on Dilution of Investment

During the three months ended September 30, 2025, Low Carbon Royalties issued 2,139,770 common shares through a private placement, raising $10.7 million of gross proceeds.  The Company did not participate in the offering, which reduced its ownership interest from 32.27% to 30.73% (December 31, 2024: 32%). As the shares were issued at a price higher than the Low Carbon Royalties book value per share, the Company recorded a dilution gain of $3 million.

Change in Fair Value of Royalty Liability

The fair value of the royalty liability as at September 30, 2025 was valued using a market approach for NORI Areas A to C (valued at $15 million), while for Area D an income approach was used following the Company’s filing of its Pre-Feasibility Study (PFS) on its NORI Area D project in August 2025 (valued at $130 million). The resulting royalty liability fair value of NORI Areas A to D totaled $145 million, an increase of $131 million in the third quarter of 2025 (refer to Note 7 in the Company’s third quarter 2025 interim financial statements in Item 1 for further details on this non-operating, non-cash increase).

Change in Fair Value of Warrants Liability

The fair value of the 9,500,000 Private Warrants liability at September 30, 2025 of $13.7 million, represents a decrease of $3.9 million in the third quarter 2025, results from the decrease in the price of the Company’s shares and the price of our public warrants over this same period (-3% and -29% respectively).  Refer to Note 13 in the Company’s third quarter 2025 interim financial statements for further details on this non-operating, non-cash increase.

Fees and Interest on Borrowings and Credit Facilities

During the third quarter of 2025, underutilization fees on the Company’s credit facilities was $0.7 million, while interest on drawn amounts on the same facilities was $nil ($0.5 and $0.1 million over the same period in 2024, respectively).

Nine Months ended September 30, 2025 compared to Nine Months ended September 30, 2024

We reported a net loss before tax of $279.3 million in the first nine months of 2025, compared to a net loss of $65.9 million in the same period of 2024.  The following explains the major reasons for the increase in the net loss in the first nine months of 2025.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the nine months ended September 30, 2025 were $29.6 million, compared to $42.3 million for the same period in 2024. The decrease of $12.7 million was primarily due to a decrease of $13 million  in mining, technological and process development cost due to costs incurred in 2024 for  Campaign 8 resource definition work, Allseas vessel transit cost and transportation of nodules to PAMCO’s facility in Japan, a decrease of $1 million incurred on  environmental studies due to Campaign 8 which was completed in the first quarter of 2024, decrease in ISA permitting application cost in 2025, partially offset by  an increase in share-based compensation of $2.2 million on the amortization of the fair value of grants made in the third quarter of 2025 and RSUs and options granted to officers in the first quarter of 2025.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2025 were $65.7 million, compared to $22.6 million for the same period in 2024.  The increase of $43.1 million in G&A expenses in the first nine months of 2025 was mainly the result of an increase in share-based compensation of $38 million due to the amortization of the fair value of retention grants, RSUs and options granted to directors and consultants in the third quarter of 2025, an increase of $4.8 million in professional and consulting fees mainly related to the Company pursuing the U.S. regulatory route, and higher costs incurred on legal, financing and advisory activities.

Nauru and Tonga Warrant costs

As part of the signing of a revised Sponsorship Agreement with the Government of the Republic of Nauru on May 29, 2025, we issued 9,146,268 warrants to the Republic to purchase common shares of the Company.  The fair value of the Nauru Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $3.62 for a total value of $33.1 million.

As part of the signing of a revised Sponsorship Agreement with the Tonga Seabed Minerals Authority (the “State”) on August 4, 2025, we issued 1,000,000 warrants to the State to purchase common shares of the Company.  The fair value of the Tonga Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $5 for a total value of $5 million.

For further details on this non-recurring item, refer to Note 13 in the Company’s third quarter 2025 interim financial statements.

Gain on Dilution of Investment

During the nine months ended September 30, 2025, Low Carbon Royalties issued 2,139,770 common shares through a private placement, raising $10.7 million of gross proceeds.  The Company did not participate in the offering, which reduced its ownership interest from 32.27% to 30.73% (December 31, 2024: 32%). As the shares were issued at a price higher than the Low Carbon Royalties book value per share, the Company recorded a dilution gain of $3 million.

Change in Fair Value of Royalty Liability

The fair value of the royalty liability as at September 30, 2025 was valued using a market approach for NORI Areas A to C, while for Area D an income approach was used following the Company’s filing of its Pre-Feasibility Study (PFS) on its NORI Area D project in August 2025. The resulting royalty liability fair value of NORI Areas A to D totaled $145 million, an increase of $131 million in the first nine months of 2025.

Change in Fair Value of Warrants Liability

The significant increase in the fair value of the 9,500,000 Private Warrants liability in the first nine months of 2025 of $12.8 million, results from the significant increase in the price of the Company’s shares and the price of our public warrants, mainly over the second quarter of 2025.  Refer to Note 13 in the Company’s third quarter 2025 interim financial statements for further details on this non-operating, non-cash increase.

Fees and Interest on Borrowings and Credit Facilities

For the nine months ended September 2025, underutilization fees on the Company’s credit facilities were $2.1 million, while interest on drawn amounts on the same facilities was $0.4 million (2024: $1.2 million as underutilization fees, $0.1 million as interest on credit facilities and $0.1 million as interest on short term debt).

Overall Summary of Quarterly Results

During the quarter, results were primarily affected by non-cash and non-recurring items, as explained above. Following the completion of recent financings, the Company’s cash position has been strengthened, and management believes available liquidity is sufficient to support near-term operating and permitting activities for at least the next twelve months. There were no material changes to the Company’s previously disclosed risk factors. Management remains focused on maintaining strong internal controls and continuing remediation efforts identified through ongoing SOX readiness work.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, the issuance of convertible debentures and from credit facilities. As of September 30, 2025, we had cash on hand of $115.6 million.

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

We have yet to generate any revenue from our business operations. We are an exploration and development company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing US exploration licenses and a commercial recovery permit and ISA exploitation contracts or provisional approvals. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell Common Shares with an aggregate offering price of up to $30 million. On December 21, 2023, we amended the Sales Agreement to remove Stifel as a sales agent. The offer and sales of the shares are made under our effective “shelf” registration statement on Form S-3 filed with the SEC on September 16, 2022, which the SEC declared effective on October 14, 2022. In 2024 we sold 3,251,590 Common Shares for gross proceeds of $4.9 million under this offering. In the three and nine months ended September 30, 2025, we issued nil and 7,542,996 Common Shares. During the nine months ended September 30, 2025, the Common Shares were issued at an average share price of $2.02, for net proceeds of $14.8 million. The Sales Agreement expired in October 2025.

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

We may receive up to approximately $445 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants and the Class B Warrants, Class C Warrants, and Warrants issued to Korea Zinc and Republic of Nauru based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire worthless. Based on the current trading price of our Common Shares we do not expect to receive any proceeds from the exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our Common Shares. In certain circumstances, the Public Warrants and Private Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. The warrants issued to the Republic of Nauru can only be exercised after the commercial recovery permit is received and commercial production commences and there can be no assurance that the exercise conditions will be met prior to their expiration.  In addition, the exercise price to purchase one Common Share under the outstanding Class A Warrants and Class B Warrants is $2.00 each, Class C Warrants is $4.5, warrants issued to Korea Zinc is $7 and warrants issued to Republic of Nauru is $4.72 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the exercise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Nine Months Ended
(thousands)	September 30,		September 30,
	2025	2024	2025	2024
Net cash used in operating activities	$(11,487)	$(5,784)	$(31,496)	$(29,750)
Net cash generated (used in) investing activities	$(20)	$(50)	$206	$(465)
Net cash provided by financing activities	$11,406	$5,674	$143,475	$23,386
Increase (Decrease) in cash	$(101)	$(160)	$112,185	$(6,829)

Nine Months ended September 30, 2025 compared to Nine Months ended September 30, 2024

Cash flows used in Operating Activities

For the nine months ended September 30, 2025, major operating activities over this period included advanced work on pre-feasibility studies and work to advance our permit applications, resulting in net cash used in operating activities of $31.5 million.  This consisted of $8.3 million on payroll costs, $7.6 million on various environmental work, $3.8 million on legal and consulting fees, $3.1 million on stakeholder engagement, $3.0 million on interest and underutilization fees paid on the 2024 credit facilities and working capital loan, $2.6 million on business development, investor relations and communications, $1 million on mining technological and process development and $2.1 million for various expenses.

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

Cash flows used in Investing Activities

Net cash generated by investing activities for the nine months ended September 30, 2025 was $0.2 million which included proceeds from the return of capital from Low Carbon Royalties offset by the purchase of equipment and software development. In the comparative period of 2024, $0.5 million was spent on acquisition of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $143.5 million, which comprised of net cash proceeds received from the Korea Zinc investment of $85.2 million, net proceeds from the 2025 Registered Direct Offerings of $36.7 million, the remaining net proceeds from the 2024 Registered Direct Offerings of $4.5 million, proceeds from shares issued from ATM of $14.8 million and proceeds from the exercise of stock options and warrants of $14.0 million.  This increase was partially offset by repayments totaling $11.8 million on our credit facilities and on the Allseas Working Capital loan.

The first nine months results of 2024 represent the net proceeds from the 2024 Registered Direct Offerings of $8.9 million, proceeds from shares issued from ATM of $4.9 million, proceeds from the drawdown of our credit facilities and Allseas Debt Agreement of $11.2 million and proceeds from the exercise of stock options of $0.4 million. This increase was partially offset by the repayment on the Allseas Working Capital loan of $2 million.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system, to be delivered in stepped increments. TMC USA and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production. Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing Project Zero Offshore Nodule Collection System production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2025. The parties expect to further detail their relationship in three separate definitive agreements for engineering, conversion/build and commercial operations phase, respectively. Subject to the necessary regulatory approvals, Allseas and TMC USA are investigating acquiring a second production vessel similar to the Hidden Gem. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through September 30, 2025, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

In the three months ended September 30, 2025, the Company incurred $nil as interest expense and $0.7 million as underutilization fees. During the third quarter of 2025, the Company repaid outstanding interest payable amounting to $0.1 million and outstanding underutilization fees amounting to $1.2 million.

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

Cautionary Statements Regarding the NORI TRS and the NORI and TOML Initial Assessment]

Except where otherwise stated, the scientific and technical information set forth in this Quarterly Report on Form 10-Q relating to the area our subsidiary TMC-USA has applied for an exploration license and commercial recovery permit under DSHMRA (which includes part of the area under which our subsidiary NORI holds an exploration contract issued by the ISA) (“NORI Area D”) and the area under which our subsidiary TMC-USA has applied for an additional exploration license under DSHMRA (which includes part of the area under which our subsidiary NORI holds an exploration contract issued by the ISA and includes the area under which our subsidiary TOML holds an exploration contract issued by the ISA) (the “NORI and TOML Properties”)) is based on technical reports prepared in accordance with the SEC rules set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”).

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

The pre-feasibility study included in the NORI TRS indicated that the development of NORI Area D is technically and economically viable. The pre-feasibility study, however, does not represent a feasibility study and does not support a development decision, as additional project planning and design are needed to make this decision. In addition, the initial assessment included in the NORI and TOML Initial Assessment Report is a conceptual study of the potential viability of mineral resources in the NORI and TOML Properties. This initial assessment indicates that development of the mineral resource in the NORI and TOML Properties is potentially technically and economically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated. As a result, we plan to continue to estimate our resources and reserves in NORI Area D and the NORI and TOML Properties and further develop the project economics.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at September 30, 2025.

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

Regulatory Risk

Both the ISA and the U.S. regime under DSHMRA have not yet been used for commercial production of seafloor polymetallic nodules. To date, NOAA has not issued a commercial recovery permit, and while the legal framework is established, it has not yet been applied to the full lifecycle of a seabed mining project. Our April 2025 applications are under NOAA review. On August 11, 2025, TMC USA received notice of full compliance from NOAA on its exploration applications, and confirmation that TMC USA has priority right over both exploration areas. Both applications are fully compliant and have moved into the certification process. There can be no assurance that the certification process will be favorable. There is also no assurance that any of our applications will result in NOAA granting us any exploration licenses or a commercial recovery permit on a timely basis or at all, or on commercially viable terms and conditions, and any such failure would materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. There is no guarantee that NOAA’s proposed amendments that introduce a new consolidated application procedure under § 971.214, allowing submission of a single application for both an exploration license and commercial recovery permit, will be adopted as proposed or at all.  If NOAA requires us to begin the DSHMRA permitting process with an exploration license, this could delay our intended commercialization timeline and increase permitting costs and complexity. In addition, there is no assurance that we will be able to comply with, or obtain a waiver of, the requirement under DSHMRA requirement that minerals be processed in the United States, should we pursue this avenue.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, as a result of a material weakness in our internal control over financial reporting as described below.

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

In order to remediate this material weakness, during 2024, we developed a policy to assist with the identification of significant, non-routine transactions and to define the processes to follow in addressing the accounting and reporting requirements of these transactions. In addition, we rolled out training on processes and controls related to significant, non-routine transactions and identifying circumstances under which we use technical advisors in connection with evaluating such transactions. During the fourth quarter of 2024 and in the first nine months of 2025, we identified several significant, non-routine transactions that occurred, and we applied the processes as required under the new policy. Although management believes the new policy, processes and training worked effectively for these significant, non-routine transaction, the new internal control over significant, non-routine transactions needs to be in operation and tested for sufficient instances, including a successful evaluation from our 2025 year-end audit procedures, in order to be considered effective and, therefore, these changes can only be deemed effective once they have been in place over a longer time period and applied in additional instances. Remediation testing will continue through the 2025 year-end and the effectiveness of management’s new processes will be reassessed as part of the annual audit.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the third quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Except as set forth below, we are not currently a party to any material legal proceedings (refer to Note 17 – Contingent Liabilities, in the Company’s third quarter 2025 interim financial statements in Item 1).

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase, which is currently ongoing.  At this time no further court proceedings or trial date have been set. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we filed our motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and we filed our reply on June 5, 2025. On June 18, 2025, the Court granted our motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. Our motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition was filed on September 9, 2025, and our reply was filed by September 23, 2025. The matter remains pending before the Court and is awaiting a decision on our motion to dismiss. We intend to continue defending against the lawsuit. There can be no assurance, however, that we will be successful in our defense, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Due to the early stage of this litigation, such losses or range of possible losses cannot be reliably estimated.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. There have been no material changes from or additions to the risk factors disclosed in those reports. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2025.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Notice of Articles of TMC the metals company Inc.		Form 10-Q (Exhibit 3.1)	August 14, 2025	001-39281
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.2)	September 15, 2021	001-39281
3.3	Amendment to Company’s Articles, adopted May 29, 2025		Form 8-K (Exhibit 3.1)	June 4, 2025	001-39281
4.1	Form of Class C Common Share Purchase Warrant		Form 8-K (Exhibit 4.1)	May 12, 2025	001-39281
4.2	Common Share Purchase Warrant, dated May 29, 2025, issued to the Government of the Republic of Nauru		Form 8-K (Exhibit 4.1)	June 4, 2025	001-39281
4.3	Waiver to Class B Common Share Purchase Warrants, dated as of June 17, 2025		Form 8-K (Exhibit 4.1)	June 18, 2025	001-39281
4.4†	Common Share Purchase Warrant, dated as of June 25, 2025, issued to Korea Zinc Company, Ltd.		Form 10-Q (Exhibit 4.4)	August 14, 2025	001-39281
4.5	Common Share Purchase Warrant, dated as of August 4, 2025, issued to The Kingdom of Tonga		Form 8-K (Exhibit 4.1)	August 4, 2025	001-39281
10.1	Form of Securities Purchase Agreement, dated as of May 12, 2025, by and among the Company and the purchasers set forth therein		Form 8-K (Exhibit 10.1)	May 12, 2025	001-39281
10.2	Sponsorship Agreement, revised May 29, 2025, by and among The Republic of Nauru, The Nauru Seabed Minerals Authority and Nauru Ocean Resources Inc.		Form 8-K (Exhibit 10.1)	June 4, 2025	001-39281
10.3	Deed of Guarantee and Indemnity, dated May 29, 2025, by and between the Company and The Republic of Nauru		Form 8-K (Exhibit 10.2)	June 4, 2025	001-39281
10.4††	Services Agreement, dated June 4, 2025, by and between the Company and Michael B. Hess		Form 8-K (Exhibit 10.3)	June 4, 2025	001-39281
10.5 [†]	Securities Purchase Agreement, dated as of June 16, 2025, by and between the Company and Korea Zinc Company, Ltd.		Form 10-Q (Exhibit 10.5)	August 14, 2025	001-39281
10.6††	Board Observer Agreement, dated as of May 12, 2025, by and between the Company and Zachary A. Wydra		Form 10-Q (Exhibit 10.6)	August 14, 2025	001-39281
10.7††	Services Agreement, dated as of June 12, 2025, by and between the Company and Alex Spiro		Form 10-Q (Exhibit 10.7)	August 14, 2025	001-39281
10.8††	Board Observer Agreement, dated as of July 14, 2025, by and between the Company and Yun B. Choi		Form 10-Q (Exhibit 10.8)	August 14, 2025	001-39281

10.9 ††	Sponsorship Agreement, dated August 4, 2025, among The Government of The Kingdom of Tonga and Tonga Offshore Mining Limited		Form 8-K (Exhibit 10.1)	August 4, 2025	001-39281
10.10†	Deed of Guarantee and Indemnity, dated August 4, 2025, by TMC the metals company Inc. in favor of The Kingdom of Tonga		Form 8-K (Exhibit 10.2)	August 4, 2025	001-39281
10.11+	TMC the metals company Inc. 2021 Incentive Equity Plan, as amended through August 28, 2025		Form 8-K (Exhibit 10.1)	August 28, 2025	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

+ Denotes management contract or compensatory plan or arrangement.

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

TMC THE METALS COMPANY INC.

Date: November 13, 2025	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 13, 2025	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer