Form 10-K
period 2025-12-31
TMC the metals Co Inc.
filed 2026-03-31
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large-accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,705,461,265.

As of March 27, 2026, the registrant had 433,188,187 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with the registrant’s annual meeting of shareholders, scheduled to be held on May 28, 2026, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, such proxy statement shall not be deemed to be part of this report.

In this Annual Report on form 10-K (“Annual Report”), the terms “we,” “us,” “our,” “Company” and “TMC” mean TMC the metals company Inc. and our subsidiaries (“TMC”). Our common shares and warrants to purchase common shares are traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbols “TMC” and “TMCWW,” respectively.

As used in this Annual Report, “Mtpa” refers to millions of tonnes per year, “dmtu” refers to dry metric tonne unit, “TWh” refers to trillion-watt hours, “CO2e” refers to metric tonnes of carbon dioxide emissions equivalents, “kt” refers to thousand of tonnes, “m2” refers to square meters, “Mwmtpa” refers to million wet metric tonnes per year, “kg/m2” refers to kilograms per square meters, “t” refers to tonnes, and “w/w” refers to weight for weight.

Unless otherwise indicated or required by the context, as used in this Annual Report, “critical metals” refers to the four metals (nickel, copper, cobalt and manganese) and the additional rare earth elements contained in polymetallic nodules.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends”, the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance (“ESG”) impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including our commercialization plans;
●	the supply and demand for nickel, cobalt, copper, manganese ores and their end uses;
●	the future prices of nickel, cobalt, copper, manganese ores and their end uses;
●	the timing of the exploration license and commercial recovery permit and consolidated applications review by the National Oceanographic and Atmospheric Administration (“NOAA”) of the United States under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”);
●	the timing and expectations with respect to the extension of our exploration contracts with the International Seabed Authority (“ISA”) and the receipt of exploitation contracts from the ISA;
●	international and national regulation of mineral extraction from the deep seafloor in the high seas and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;

●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral reserve and resource estimates, and our ability to define and declare further mineral reserve estimates;
●	our status as a passive foreign investment company; and
●	our expected financial performance.

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

PART I

Item 1.BUSINESS

Overview

We are a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), approximately 1,500 miles (or 2,400 kilometers) south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese, alongside meaningful concentrations of rare earth elements (REE) in a single rock.

Our mission is to build a carefully managed, shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. We believe significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

The four metals and REEs contained in the polymetallic nodules are on the U.S. Department of Interior’s “2025 List of Critical Minerals, with end-uses in strategic sectors including semiconductors and AI data centers, steel manufacturing, the defense and marine industrial base. Nickel was included on the list of 13 minerals selected by the U.S. Department of War in March 2026 for targeted procurement efforts through the Defense Industrial Base Consortium. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped resource of several of these critical metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to initially produce nickel-, cobalt- and copper-bearing intermediate and metal cathode products as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, we may explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (pCAM), as well as extracting REEs contained in nodules.

We are now in the development stage following the release of the results of a pre-feasibility study on one of our development areas in a report titled S-K 1300 Prefeasibility Study for NORI Area D: Technical Report Summary, dated August 4, 2025, prepared by AMC Consultants Pty Lt. and other qualified persons (the “NORI-D PFS”), which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s economic viability. We also recently released an initial assessment of our other development areas in a report titled S-K 1300 Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone, dated August 4, 2025, prepared by AMC Consultants Pty Lt. and other qualified persons (the “TOML and NORI IA” together with the NORI-D PFS, the “Technical Reports”). We have yet to obtain a commercial recovery permit or other related offshore and onshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

Two parallel regulatory regimes exist to regulate deep seabed exploration and extraction activities in the high seas. The United States adopted the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration (“NOAA”) to regulate deep-sea mining activities of its citizens in the high seas. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989 and amended these regulations introducing a consolidated exploration license and commercial recovery permit application process in 2026. In parallel, the International Seabed Authority (“ISA”), comprised today of 171 countries and the European Union was established in 1994, pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”) to regulate deep seabed exploration and exploitation activities of the nationals of Member States. The ISA has adopted exploration regulations in 2000 (amended in 2013 and 2014) and issued 19 polymetallic nodule exploration contracts (17 of which are located in the CCZ) but has been unable to adopt the final exploitation regulations, standards and guidelines despite initiating work in 2014. Almost 30 countries, including the United States, have not ratified UNCLOS and are not Member States of the ISA. The United States has remained a persistent objector to UNCLOS ratification, primarily due to its Part XI seabed mining provisions.

TMC’s properties under two parallel regulatory regimes and technical reports

The table below provides an overview of the properties that TMC holds or has applied for through its subsidiaries NORI, TOML and TMC USA) with both regulators, ISA and NOAA. It also shows what areas are covered by our technical reports and lifecycle assessments (“LCAs”).

We continue focusing on advancing our commercial production strategy under the DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC, (“TMC USA”), submitted two exploration license applications (covering 187,017 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A) to NOAA. Following the introduction of the consolidated application process by NOAA in January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application covering a subset of TMC USA-A area previously applied over in April 2025. The application areas in total are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the mineral resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

We believe that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which despite expectations to the contrary, has repeatedly failed to adopt the Regulations and Standards and Guidelines on the Exploitation of Mineral Resources in the Area. On April 24, 2025, the Executive Order 14825, titled “Unleashing America’s Offshore Critical Minerals and Resources” directed the Commerce Secretary to implement an expedited permitting process under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructed the Departments of War and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and of entering into offtake agreements for the procurement of these minerals. These departments were also directed to review and support domestic processing capabilities for seabed mineral resources.

At the same time as we pursue the U.S. regulatory pathway, we continue to maintain our ISA contracts and comply with all of our contractual obligations under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, we maintain two ISA exploration contracts in the CCZ, one held by our subsidiary Nauru Ocean Resources Inc. (“NORI”), sponsored by the Republic of Nauru (“Nauru”), and another held by Tonga Offshore Mining Limited (“TOML”), sponsored by the Kingdom of Tonga (“Tonga”). Operations by NORI and TOML in the CCZ are being conducted under our ISA exploration contracts and will be conducted under these contracts until TMC USA receives an exploration license or commercial recovery permit under DSHMRA from NOAA.

We have key strategic partnerships with (i) Allseas, a leading global offshore engineering contractor, which developed and tested a pilot collection system, and is now modifying it into the first commercial production system, (ii) Pacific Metals Co. Ltd. (“PAMCO”), an experienced Japanese ferronickel producer, which is responsible for pre-feasibility and feasibility studies on nodule processing at their smelting facilities in Hachinohe, Japan, (iii) Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material (“pCAM”) technology, partnering to advance development in the U.S., (iv) Mariana Minerals, a software-first mineral developer and operator working as part of TMC USA’s owners’ team to accelerate the development of potential domestic onshore processing and refining facilities (“Mariana”) and (v) Glencore International AG (“Glencore”) which holds offtake rights to 50% of the NORI nickel and copper production if produced from a TMC-owned or controlled facility. In addition, we are working with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (“KPM”) to develop, test and engineer a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth facilities in Pennsylvania, USA and XPS’ (Glencore subsidiary) facilities in Ontario, Canada; and later at industrial scale at PAMCO’s facilities in Hachinohe, Japan. The matte refining stages have been tested at an SGS facility in Lakefield Canada with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. On March 19, 2026, we signed a Strategic Partnership Agreement with Mariana focusing on the potential development of a nodule processing and refining facility in the Port of Brownsville, Texas as part of our owner’s team.

To reach our objective and initiate commercial production, we are working to: (i) further refine our project economics, (ii) complete the development of and commission a commercial offshore nodule collection system, (iii) continue to assess the environmental, social and cultural impacts of offshore nodule collection, and (iv) secure existing foreign and/or develop new domestic U.S. onshore facilities to process collected polymetallic nodules into a manganese silicate product, an intermediate nickel-copper-cobalt matte product and end-products of nickel, cobalt and copper metal.

Polymetallic Nodules

Deep-sea polymetallic nodules form on and just below the sediment-covered seafloor of the abyssal plains. Nodules contain significant amounts of metals, and their unique characteristic compared to terrestrial deposits is the presence of the four critical metals, nickel, copper, cobalt and manganese in one deposit. Nodules also contain meaningful quantities of REEs, which we may explore extracting after we begin commercial activities.

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

The above characteristics of polymetallic nodules may provide an opportunity to compress lifecycle environmental and social impacts of producing the critical metals contained in nodules as compared to land ores. In order to extract nickel, copper, cobalt and manganese from land ores, at least three different mines would typically be needed. Mine development often involves social displacement and impacts on Indigenous people as well as deforestation, destruction of carbon sinks and biodiversity loss. In addition, several times more mass would need to be processed, often requiring significant amounts of local water resources; mining and processing tailings which can be toxic and need to be managed indefinitely in tailings dams, using dry-stacking or a practice known as deep-sea tailings placement (DSTP). Furthermore, metal production from land ores can release several toxic streams into the surrounding environment which can negatively impact the health of local communities and ecosystems. We believe using nodules to produce the critical metals contained therein can help reduce several of these impacts associated with mining land ores. If our nodules are to be processed and refined in the United States, we can also compress the length of current supply chain that some materials need to travel before reaching the United States from 50,000 down to 3,800 nautical miles, while reducing dependency on China which currently dominates refining these critical metals, including through Chinese-owned businesses in jurisdictions like Indonesia and the Democratic Republic of Congo (“DRC”).

Market Opportunity

The minerals contained in polymetallic nodules (copper, nickel, manganese, cobalt and REEs) are classified as critical by the United States, meaning they are both essential to the country’s welfare and face considerable supply chain vulnerabilities. In 2025, the United States imported 100% of primary nickel, cobalt and manganese and 46% of primary copper. Mining and, to a greater extent, processing of these metals are concentrated in or controlled by China. China is the largest producer of refined manganese, cobalt, and copper; while it is the second largest producer of refined nickel, it has substantial control of nickel processing in Indonesia, today’s leading global nickel supplier. An array of policies and agreements have been initiated in 2025 by the U.S. government to combat critical mineral concentration including an Executive Order establishing a national energy emergency inclusive of mineral development and processing, unleashing offshore minerals, plans to expedite mining and processing permitting, a variety of critical mineral agreements abroad, plans to locate metal refining on military bases, and an increase on tariffs for imported Chinese goods.

We believe it is important to ensure that these large amounts of critical metals contained in nodules are sourced economically and with the lowest possible impacts on people and nature. As the global supply of ore remains concentrated in high-biodiversity areas, high-grade ore remains limited or declining and metal demand increases, we can expect a larger environmental and social footprint, potential supply shortages and volatility in metal prices should land ores remain the only viable source of the critical metals contained in nodules, in line with current predictions by many metal analysts.

Critical metals contained in nodules are used across key sectors viewed as strategic by the United States’ government:

●	Semiconductors and AI Data Centers: Copper, nickel, cobalt and manganese are integral to semiconductor devices (e.g., chips, transistors) and the equipment used to manufacture them (e.g., deposition tools, etching systems). While not primary constituents of semiconductor wafers themselves, these materials enable advanced fabrication processes, interconnects, and component durability. At a functional level, copper is the most widely used for conductivity in devices, cobalt enhances interconnect reliability in advanced nodes, nickel provides barrier and plating functions, and manganese supports emerging memory technologies. Copper is also foundational for power transmission, wiring, busbars, heat exchangers, and cooling systems in hyperscale facilities, with AI-driven data centers projected to consume up to 500,000 tonnes annually by 2030 due to their electricity intensity and thermal management needs. Nickel enhances anticorrosive coatings for connectors and battery terminals, while also contributing to structural alloys and electroplating for corrosion resistance in server components. Cobalt improves battery stability and longevity in uninterruptible power supplies (UPS) using lithium-ion technologies and supports high-performance electronic components under thermal stress. Manganese bolsters mechanical strength in alloys for server racks and infrastructure and is integral to nickel-manganese-cobalt (NMC) cathode chemistries in backup batteries for reliable energy storage during outages.
●	Energy and Grid Infrastructure: Copper enables efficient electrical grids, transformers, and wiring for new power plant integration and transmission. Manganese enhances steel alloys for transmission towers, and geothermal well casings; nickel and cobalt form superalloys for high-efficiency generators and turbines in hydroelectric, solar and nuclear reactors (e.g., for control rods and vessel linings resistant to radiation and high temperatures), and geothermal systems, improving durability, corrosion resistance, and energy output in harsh environments.
●	Aerospace and Defense: Nickel and cobalt are critical for high-temperature superalloys in jet engines and turbine blades, enabling superior heat resistance and performance in aircraft and missiles; manganese strengthens structural steels for airframes and armor; copper provides essential conductivity in avionics wiring and electrical systems, supporting radar and communication equipment.
●	Steel Manufacturing: Manganese is a key alloying element for deoxidizing, desulfurizing, and strengthening steel, making it tougher, more impact-resistant, and essential in low-carbon and high-strength steels (up to 1.8% content in specialized varieties used in pipelines and transportation). Nickel enhances stainless steel’s corrosion resistance, strength, and ductility. Cobalt contributes to high-strength and oxidation-resistant alloys. Copper is occasionally alloyed to improve weather resistance in certain steels.
●	Shipbuilding and Marine Applications: Copper-nickel alloys are ideal for hull cladding, seawater piping, propellers, and intakes due to their superior corrosion resistance, biofouling prevention, and durability in marine environments, reducing maintenance and fuel costs. Manganese strengthens structural steels for hulls and frameworks; nickel and cobalt enhance alloys for valves, pumps, and high-stress components in offshore platforms and naval vessels.
●	Batteries: Nickel, cobalt, and manganese are essential for high-energy-density lithium-ion batteries that boost range and stability in electric vehicles (“EVs”) and other battery-powered applications like drones and robots. Copper supports wiring, motors, and charging infrastructure.
●	Chemical and Industrial Applications: All four metals found in nodules serve as catalysts in chemical processes (e.g., cobalt and nickel in hydrogenation); alloys for corrosion-resistant equipment (nickel and manganese in stainless steel); and specialized components like copper in heat exchangers and cobalt in pigments, enhancing efficiency in manufacturing, oil refining, and environmental technologies.

Metal	Top end use segments
Nickel	Stainless steel (66%), batteries (15%), non-ferrous (aerospace & defense) (8%), electroplating (5%), alloy steel (3%), foundry & castings (1%), other (2%)[1]
Copper	Electrical Infrastructure (30%), construction (24%), consumer appliances and goods (21%), transport (14%), industrial machinery (6%), other diverse uses (5%)[2]
Cobalt	EV batteries (42%), portable device batteries (30%), superalloys (9%), hard metals (4%), pigments & ceramics (4%), catalysts (3%), magnets (2%), other (6%)[3]
Manganese	Steel (96%), batteries (3%), agricultural products (1%)[4]

Global Demand by Sector

The below charts provided by Benchmark Mineral Intelligence (“Benchmark Mineral”) and CRU International Limited (“CRU”) show increasing global demand by end-use application for nickel, copper, cobalt and manganese, through 2040. Benchmark Mineral is a leading London-based agency providing specialized, independent intelligence, price reporting, and consultancy for the lithium-ion battery and electric vehicle (EV) supply chain, while CRU is a global, independent provider of market insights with comprehensive services for the manganese market.

Metals contained in polymetallic nodules serve a wide variety of applications as evidenced by the demand by sector graphs below: increasing battery demand is a key driver for all metals while steel production and electrical infrastructure continue to underpin nickel and manganese, and copper demand, respectively.

Source: Benchmark Mineral Intelligence, Q4 2025 Forecasts for nickel and cobalt, February 2026 Forecast for copper

Nickel (kt)

1 Benchmark Mineral Intelligence Nickel Forecast, 2025 global data

2 Benchmark Mineral Intelligence Copper Forecast, 2025 global data

3 Benchmark Mineral Intelligence Cobalt Forecast, 2025 global data

4 IGF Critical Mineral Insights, page 2: afdb.org/sites/default/files/documents/publications/manganese_factsheet_copy_1.pdf.

Cobalt (kt)

Copper (kt)

Manganese (kt)

Source: CRU Consulting Preliminary market research report, September 24, 2024, licensed for public use

Key Drivers of Metal Demand

In the coming decade, global critical mineral demand is forecast to grow as mineral-intensive technologies and infrastructure become more widely used. At the same time, minerals to power infrastructure and energy systems could face double-digit percent supply shortfalls. Metals contained in polymetallic nodules are used in a wide variety of applications including but not limited to energy, infrastructure, defense, manufacturing, non-ferrous (super) alloys, and lithium-ion batteries.

Energy and Infrastructure

Global steel production is projected to grow by 8% through 2030, to 2 billion tonnes;5 while production in certain regions saw a decline in 2025, production in the United States and India increased (3.1% and 10.4%, respectively). It is projected that demand for steel in the United States will grow by 40% by 2035.6 66% of global nickel demand and over 90% of global manganese demand is driven by steel production which is critical to energy and industrial infrastructure.7 Furthermore, as artificial intelligence (AI) workloads grow, data centers are poised to become one of the most mineral-intensive components of the digital economy, increasing from 440,000 tonnes in 2025 to around 690,000 tonnes of copper by 2030. More broadly, copper is foundational for power transmission, wiring, busbars, heat exchangers, and cooling systems in hyperscale facilities. These systems and supporting infrastructure cannot be constructed without the metals contained in CCZ polymetallic nodules.

Non-Ferrous Alloys

Nickel and cobalt are critical to produce superalloys necessary for the aviation industry, power generation, and a wide variety of engineered parts including marine structures. Nickel forms the fundamental matrix of most superalloys, maintaining mechanical integrity, while cobalt enhances corrosion resistance. Copper is also used for corrosion protection in specialty alloys. While not the largest end-use of metals found in polymetallic nodules by volume, nickel, cobalt and to a lesser extent copper are irreplaceable inputs to alloys used in industrial, energy and defense systems. In the United States, a key driver of nickel and cobalt demand are superalloys found in rotating aircraft and power generation parts, along with other engineering equipment, prosthetics, and thermal spray.

Lithium-Ion Batteries

McKinsey Battery Insights expects a global battery market size of 4.2 TWh in 2030 and 6.8 TWh by 2035, with more than 85% of this demand driven by lithium-ion batteries (LIBs) primarily due to demand growth for battery electric vehicles (EVs) and energy storage, but with increasing demand expected from drones and robots.8 According to CRU, battery applications are expected to drive significant nickel and cobalt demand growth, rising to 38% and 72% of total demand in 2035, respectively.9

In 2025, global LIB demand increased by 29% to reach 1.59TWh. Battery chemistries that require metals contained in CCZ polymetallic nodules - nickel, cobalt and manganese - deliver high energy densities and are typically deployed in vehicles requiring long range (e.g., luxury and upmarket passenger cars) and power (trucks). Manganese is being increasingly used in non-nickel-based cathode materials (LMFP and LMR) to increase battery energy density. In 2025, these battery chemistries accounted for 40% of overall battery manufacturing, which represented a relatively small portion of the overall global use of nickel (~35%), cobalt (48%) and manganese (<1% of manganese demand). While lithium iron phosphate (LFP), which do not utilize metals found in nodules, remained the fastest growing battery chemistry, accounting for 60% of global battery production in 2025, this growth was underpinned by the battery energy stationary storage (BESS) market and by continued expansion of China’s domestic EV market. Moreover, production of LFP cathode materials is concentrated nearly entirely in China.

5 https://www.iea.org/data-and-statistics/charts/global-steel-production-in-the-net-zero-scenario-2010-2030

6 CRU US Sales Potential Study, 2025 (increase to 365 kt 2035 from 259kt)

7 https://www.usgs.gov/centers/national-minerals-information-center/manganese-statistics-and-information?utm_source=chatgpt.com

8 https://www.mckinsey.com/features/mckinsey-center-for-future-mobility/our-insights/battery-2035-building-new-advantages

9 2024 CRU-TMC consulting study (Specific % given for Ni, 200/375 kt Co)

Source: BMI Nickel Forecast Report, Q4 2025

By contrast, production of nickel-based cathode materials is more diversified with production in South Korea, Japan, and to a lesser extent, Europe and North America. Mid and high-level performance EVs will be the primary driver of battery nickel demand growth in the coming years, particularly in Western markets. Outside China, nickel-based cathodes are forecasted to retain approximately 60% of overall market share through 2030, with production increasingly pivoting towards high-nickel content longer term.

Supply Demand Balance and Commodity Prices

Cobalt prices rallied in 2025, primarily driven by export restrictions in the DRC. While nickel prices remained stable for the majority of 2025 as oversupply from Indonesia and China continued, a tightening of mining quotas in Indonesia led to significant price increases at the end of the year. Export and mining restrictions drove intermediate payables upward, helping to offset significant rises in sulphur costs for Indonesian High-Pressure Acid Leach (HPAL) producers. Copper prices also surged in 2025 due to disruptions in mined supply, increased demand and stagnant mine supply.10 Initial manganese price spikes in the beginning of 2025 driven by reduced supply from Australia softened through the remainder of the year as supply recovered and Chinese steel demand remained weak. 2025 illustrated metal price sensitivity to supply disruptions and national policies.

As shown in the tables below, several analysts predict potential shortages beginning in early 2030s. In the case of copper, supply shortages have already commenced and are projected to worsen to 8 million tonnes by 2035, and 10 million tonnes by 2040.11

10 investingnews.com/benchmark-mineral-intelligence-copper-forecast/

11 https://www.spglobal.com/energy/en/news-research/latest-news/metals/010826-copper-supply-gap-to-widen-24-by-2040-as-electrification-accelerates-study

Nickel market balance (t)

Cobalt market balance (t)

Copper market balance (kt)

Manganese market balance (kt)

Government Support for Nodule Resource Development from the United States

The development of deep seabed polymetallic nodule resources was made a strategic national priority for the United States when the recent Executive Order 14285 was signed by President Trump on April 24, 2025, titled “Unleashing America’s Offshore Critical Minerals and Resources”, which directs the Commerce Secretary to implement an expedited permitting process under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructs the Departments of Defense and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and of entering into offtake agreements for the procurement of these minerals. In addition, these departments are also directed to review and support domestic processing capabilities for seabed mineral resources. America’s Maritime Action Plan published in early 2026, further prioritizes the expansion of seabed activities, such as deep-sea science, mapping, and marine technologies to characterize and mine seabed critical mineral and ore resources.12

Environmental Opportunity

Today, all nickel, copper, cobalt and manganese are produced from land ores or recycled metal stock. Existing metal stocks available for recycling are insufficient to meet current demand. Even with high end-of-life product recycling rates, most of the new demand over the coming decades will have to be met by new mining. We believe the land-based mining sector is fundamentally challenged: ore grades are falling, production is moving to some of the more biodiverse and conflict-prone regions in the world, accessing ore bodies often requires a complete removal of ecosystems situated on and above such orebodies, and removing, breaking or tunneling through significant tonnage of waste rock. Toxic levels of heavy elements often found in land orebodies typically need to be removed, stored, and maintained indefinitely; a real challenge on seismically active and wet tropical islands in countries like Indonesia that accounts for most of the growth in nickel supply.

12 whitehouse.gov/wp-content/uploads/2026/02/Restoring-Americas-Maritime-Dominance.pdf

As a result of a vigorous campaign by several non-governmental organizations, some participants in the global supply chain have called for a general moratorium on all forms of deep seabed mining until there is more knowledge about marine impacts of nodule collection operations. In contrast, the comprehensive research completed to date using in-situ data shows how nodules can potentially provide an opportunity to significantly compress most lifecycle environmental and social impacts associated with conventional metal production from land ores. We have completed several comparative LCAs on the impacts of critical metal production from terrestrial sources versus polymetallic nodules from NORI-D in the CCZ as well as the Environmental and Social Impact Assessment (“ESIA”) and the Cultural Heritage Impact Assessment (“CHIA”) for offshore nodule collection segment of the NORI Area D project.

To quantify environmental footprints of metal production from nodules as compared to conventional land ores, we commissioned several LCAs looking at the cradle-to-gate impacts of producing nickel, copper, cobalt and manganese products from polymetallic nodules and how it compares to land-based routes. An LCA white paper examining a comprehensive set of impacts was commissioned by us and co-authored by certain of our executive officers in 2018 and reviewed by subject matter specialists and published on our website in April 2020; an LCA research paper focusing on climate change impacts was peer-reviewed and published in the Elsevier Journal of Cleaner Production in December 2020; an LCA research paper focusing on solid waste streams was peer-reviewed and published in the Yale Journal of Industrial Ecology in January 2022 and an independent LCA compliant with the International Organization for Standardization Standard 14040 on our NORI Area D project was conducted by Benchmark Minerals and released in March 2023. In 2024, we commissioned Minviro to update the NORI Area D model to reflect the latest data and assumptions on how and where we could process our nodules, and an ever more detailed understanding of our potential impact hotspots. Published in May 2025, the Minviro ISO-compliant LCA quantifies the expected environmental impacts of pyrometallurgical processing in Japan or Indonesia, and hydrometallurgical refining in South Korea. Most recently, following the publication of NORI-D PFS, in September 2025, we published a new ISO-compliant LCA completed by Ecoquant which focused on evaluating the expected environmental impacts of the NORI Area D project updated to match the NORI-D PFS data. This LCA also provides a comparative analysis against today’s dominant terrestrial supply chains, using increasingly granular datasets to more accurately assess these routes. The methodological choices made by Ecoquant are consistent with earlier project-specific LCAs done by Benchmark Mineral (2023) and Minviro (2025). Based on all our research including these LCA assessments, we believe that we are positioned to become one of the lowest environmental and social footprint metal companies in the industry.

The September 2025 LCA by Ecoquant assessed three scenarios for our onshore processing of nodules. In the first scenario, both pyrometallurgical and hydrometallurgical processes take place in Texas. In the second scenario, the pyrometallurgical process takes place in Japan and then matte is transported to South Korea to undergo hydrometallurgy (NORI-D Japan). In the third scenario, the pyrometallurgical circuit takes place in Indonesia and then the matte is transported to South Korea for hydrometallurgical processing (NORI-D Indonesia). The Ecoquant LCA also assesses the production of nickel and cobalt sulfate, copper cathode and silicomanganese via traditional land-based routes and compares them to the same products from NORI Area D. The selection of the terrestrial routes reflects the most common current pathways for sourcing these metals, while also including a few lower impact routes to provide a broader and more balanced perspective.

The LCA supports our belief that the production of nickel sulfate and cobalt sulfate from the NORI Area D Project (particularly NORI-D Texas) consistently results in the lowest environmental costs among the impact categories evaluated compared to all evaluated routes. This is due to the high grade of these minerals in the nodules, the relatively low environmental costs of offshore operations, and the unique processing pathway which produces multiple co-products that share the environmental load. For the production of copper cathode, the NORI Area D scenarios generally perform better than all evaluated routes across the assessed impact categories, except for the DRC route in the climate change and energy use categories. The DRC route, however, performs poorly in acidification due to diesel and sulfur use. While most of these reductions are attributable to the unique characteristics of the polymetallic nodule resource, the near elimination of solid processing waste streams onshore is made possible by our investment in a near-zero-waste flowsheet design and part of the projected low carbon emissions are due to our strong preference to locate onshore processing facilities in places with access to low-carbon power.

Nickel from NORI Area D Project shows lowest impact:

1kg Ni in $NiSO_4 \cdot 6H_2O$ (22% Ni) – Climate Change Impact by processing technology and location kg CO_2eq. per kg Ni in $NiSO_4 \cdot 6H_2O$
70.00
60.00
50.00
40.00
30.00
20.00
10.00
9.98
12.3
20.9
32.75
68.51

Impact Category	Unit	Nodules NORI-D Texas RKEF	Sulfides Canada Norway Smelting	Limonite Indonesia-China HPAL	Saprolite Indonesia-Japan RKEF	Saprolite Indonesia-China RKEF
Climate Change	kg CO_2eq	9.98	12.30	20.90	32.75	68.51
Freshwater + Terrestrial Acidification	mol H+ eq	0.064	0.072	0.465	1.000	0.577
Eutrophication Freshwater	kg P eq	0.004	0.026	0.032	0.006	0.092
Terrestrial Eutrophication	mol N eq	0.051	0.055	0.381	0.433	0.966
Freshwater Ecotoxicity	CTUe	-260.0	539.0	383.0	57.8	242.0
Marine Eutrophication	kg N eq	0.003	0.006	0.034	0.042	0.106
Ionising Radiation	kg U235eq	0.42	19.90	0.74	0.43	0.41
Photochemical Ozone	kg NMVOCeq	0.02	0.03	0.13	0.16	0.27
Human Toxicity, Cancer Effects	CTUh	-3.11E-10	6.69E-09	2.63E-08	9.26E-09	3.65E-08
Human Toxicity, Non-Cancer Effects	CTUh	9.18E-08	1.39E-07	1.50E-06	5.83E-04	7.10E-07
Particulate Matter Formation	Disease incidence	3.67E-07	1.83E-06	2.58E-06	1.44E-03	6.94E-06
Ozone Depletion	kg CFC-11eq	5.15E-08	9.43E-08	1.34E-07	3.77E-07	2.67E-07
Resource Use, Minerals+Metals	kg Sb eq	-2.34E-05	2.72E-04	1.93E-03	1.30E-04	1.34E-04
Resource Use, Fossils	MJ	114	379	206	344	831
Water Use	m_3	1.2	46.0	20.2	45.4	11.4
Land Use	Pts	10.0	34.5	93.3	31.4	119.0

Best
Worst

For each route of the terrestrial comparisons, Ecoquant used the best available data which can be found in credible, published literature sources such as company and governmental reports. Where data was not available, mass and energy balances, or proxy data was used.

Our processes were modelled using data from the NORI-D PFS in which annual marine fuel usage was calculated with data provided by Allseas, who designed and retrofitted our production vessel; as well as information provided by large shipping companies that have worked with us. For onshore operations, the LCA looked at process data derived from mass and energy balance models. The mass and energy balance modelling was conducted by Hatch, an engineering and development consultancy, who utilized the industry standard Metsim™ software package and qualified experienced process engineers. The design basis for the model development included analogous commercial operations in nickel processing, our test-work results as well as employing extensive data from literature, and fundamental thermodynamics.

As part of the ESIA we conducted for offshore operations in the NORI Area D in partnership with world leading deep-sea research institutions and contractors, we also assessed the impacts of the NORI Area D Project on marine ecosystem function and services, including biodiversity. The CCZ abyssal plains are one of the most common and least populated habitats on the planet, akin to deserts on land. The CCZ abyssal seafloor is plant-free, food-poor and dominated by bacterial life forms. It has been studied extensively since the 1960s with over 194,000 papers published on polymetallic nodules in general and over 50,000 on nodules in eastern CCZ where NORI Area D is located.

The largest driver of uncertainty in assessing the potential future impact of nodule collection operations on marine biodiversity is our ability to measure biodiversity itself. Unlike biodiversity, biomass measured as carbon contained in live organisms per m2 of habitat, is easier to measure and compare. Based on available data we have collected and reviewed, we believe that the CCZ is one of lowest biomass locations on the planet. We believe metal production from nodules could reduce biomass at risk by over 90% compared to producing the same amount of metals from conventional land ores.

In contrast, land-based mining for nickel and cobalt occurs in biodiverse countries as identified by Benchmark Mineral in a study commissioned by us and published in November 2023. In both Indonesia and the DRC, which are the world’s largest producers of nickel and cobalt respectively, the extraction of metal ores through open pit mines requires the complete removal of overlying ecosystems and contained carbon sinks, in turn eliminating the carbon sequestration. The study found that 1 kilogram of nickel mined from saprolite and limonite ore in Sulawesi, Indonesia removes forests containing carbon stock equivalent to 7.0 and 9.4 kilograms of CO2e, and 3.6 kilograms of CO2e in the case of cobalt mined in Katanga, DRC. Due to the resulting vegetation change, mining activities cause carbon sequestration services loss of 4.8 grams and 6.5 grams of CO2e respectively for nickel, and 9.3 grams of CO2e for cobalt per year.

As a precautionary environmental management and protection measure, the ISA has already set aside 43% of the CCZ or 1.97 million square kilometers as protected areas, or Areas of Particular Environmental Interest (APEIs), aiming to ensure that all types of habitats that could be impacted by exploitation are represented and preserved within APEIs. For comparison, only approximately 9.75% of global oceans are protected today and the global target agreed in the High Seas Treaty in March 2023 is to protect 30% of the oceans by 2030. Additional marine impact mitigation measures such as setting aside more no-take areas inside our contract areas and leaving partial nodule cover inside collection areas to aid natural recovery of bacterial and other communities are also being evaluated. We are collaborating with some of the world’s leading researchers to conduct environmental baseline and collection impact studies to design plans that could mitigate marine impacts of nodule collection through collection system design and adaptive management systems.

If the entire CCZ area currently under exploration under the ISA regulatory regime (1.24 million square kilometers) were to be exploited over a 30-year period (which we believe is extremely unlikely), these nodule collection operations would impact 41,500 square kilometers of the abyssal seafloor per year in one of the least productive areas of the ocean (with respect to the abundance of marine life). This is less than 1% of the estimated 4,900,000 square kilometers of the seafloor currently impacted every year by trawling operations that take place primarily in highly productive coastal waters.

43% of the CCZ is now under protection
USA
Mexico
Clarion-Clipperton Zone (CCZ)
Hawaii (USA)
1
2
3
4
5
6
7
8
9
10
11
12
13
International Conservation Areas
1.97 m km²
under protection
International Exploration Areas
1.24 m km²
under protection

Potential future commercial-scale nodule collection operations in the CCZ are likely to disturb marine wildlife in the directly mined areas. We have completed studies baselining wildlife and ecosystem function, piloting the nodule collection system, and assessing impacts arising from the use of this system immediately following the collector test and 12 months after the collector test in NORI Area D. In total, over 1 petabyte of environmental data has been collected and processed. For comparison, the world’s largest library, the Library of Congress, manages 29 petabytes in its core digital collection. Assessment of impacts based on collected data has been completed and a draft EIS will be published and available for public comment as part of the permitting process. Given the significant volume of deep water and the difficulty of sampling or retrieving biological specimens in the CCZ, a complete biological inventory might never be established. Accordingly, impacts on CCZ biodiversity may never be entirely and definitively known. However, we believe similar challenges are faced on land, with an estimated 70-80% of terrestrial species still undescribed. We will continue collecting data during commercial operations, and our understanding of the impacts of a full-scale mining system will improve over time, which we believe will enable the development of better mitigation measures and risk reduction as the industry matures. We currently believe, however, that as the abyssal plains are the most ubiquitous habitat on the planet with low levels of biodiversity compared to the main metal-producing areas on land, it is likely that the impacts of nodule collection on global biodiversity will be less significant than those estimated for land-based mining for a similar amount of produced metal.

It is also currently not definitively known how effectively the risk of biodiversity loss in the CCZ could be eliminated or reduced through mitigation strategies like setting aside large preservation and no-take areas or how long it will take for disturbed seabed areas to recover naturally. We believe there is also an uncertainty as to the effect of terrestrial mining operations in biodiversity hotspots, such as the Indonesian rainforests. Prior research indicates that the density, diversity and function of fauna representing the majority of the resident biomass in the abyssal plain (i.e., microbes, representing approximately 80% of the biomass) are expected to recover naturally within years following the cessation of mining. Some uncertainty still exists around the recovery rate of fauna that requires the hard substrate of nodules for critical life function. Recent research suggests that carbon (food) availability is likely to be a more significant limiting factor to the ecosystem’s capacity to support nodule-obligate fauna populations than hard-substrate habitat availability.

We believe that strategies such as leaving behind partial nodule cover and setting aside no-take areas to aid recruitment and recovery of nodule-dependent species in impacted areas are promising mitigation strategies that will be investigated. For example, recent research in NORI Area D indicates that sediment-covered nodules left behind after pilot collection activities ceased were exposed and became available as a source of hard-substrate habitat within just 12 months. The effectiveness of these strategies in supporting self-sustaining populations of nodule-obligate fauna after nodule collection will be the focus of future long-term monitoring studies.

We are now in the development stage following in August 2025, the release of the NORI-D PFS where we declared mining reserves for one of our seafloor polymetallic nodule projects. We have not yet obtained a commercial recovery permit and all other related offshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

All extractive industries result in impacts on the receiving environment. Nodule collection is no exception and will impact the deep-sea marine environment through nodule removal, disturbance of seafloor sediment (“seafloor plumes”) and return of seawater used for nodule transport that is expected to contain residual sediment and nodule fines back in the water column (“midwater plumes”). Baselining the impacted marine environment by characterizing the ecosystem and then developing measures to avoid and mitigate these impacts was the central focus of our offshore ESIA program undertaken in partnership with some of the world’s leading deep-sea research institutions. Nodule removal will impact species that depend on the hard nodule substrate for attachment. The severity of the impact will depend on (1) the extent to which these species are represented in the international protected areas in the CCZ or other areas set aside by other regulators and additional no-take areas set aside by us, (2) the extent to which residual nodule cover will aid recruitment and recovery of these species in impacted areas and (3) how sedimentation impacts benthic species outside the directly mined areas. Disturbance of the seafloor by nodule collector vehicles is expected to also disturb (mostly microbial) organisms living in and on the sediments. Impact severity will depend on the depth of sediment disturbance expected to be approximately 3-5 centimeters based on modelling, laboratory tests, and recent collector tests completed in the CCZ by our subsidiary NORI and two other nodule contract-holders, Belgium’s Global Sea Mineral Resources NV (GSR) and the German’s Federal Institute for Geosciences and Natural Resources (BGR) and the impact this disturbance has on benthic ecosystem function. A research paper on seafloor sediment plumes published by MIT and the Scripps Institution of Oceanography in September 2022 found that 92-98% of benthic plume generated from the pilot nodule collector vehicle rose only two meters above the seafloor and settled locally within 10s to 100s of meters from the source of the disturbance, a result that was confirmed by the results of the collector test completed by NORI in 2022 on the NORI Area D property.

Over 90% of the entrained sediment is expected to be separated from nodules inside the collector vehicle and discharged by the collector vehicle on the seafloor settling back to the seafloor mostly within the mined area. The impact of the residual plume will depend on how quickly the smaller mobile sediment particles re-settle, how far they travel and how the resulting sedimentation impacts the benthic organisms. Less than 10% of entrained sediment that will likely evade separation inside the collector vehicle will be transported with nodules and seawater through the riser pipe to the surface production vessel where nodules are dewatered and residual water, sediment and nodules fines will be returned at a depth of 2,000 meters in the water column below the highly productive photic zone and the measured lower limit of diel vertical migration of zooplankton in the pelagic zone. Potential impacts from the mid-water sediment plume could include clogging of the delicate respiratory and filter-feeding structures of pelagic zooplankton species, such as jellyfish and krill. However, the mid-water discharge has been shown by the collector test to have very low solid particle concentration and quickly dilutes to close to background levels. According to a research paper on midwater sediment plumes published by researchers from the Massachusetts Institute of Technology (“MIT”) in Communications Earth & Environment in July 2021, entrained sediment from the return of seawater used for nodule transport dilutes to natural background levels within a few hundred meters of the outlet. This finding is supported by the monitoring results of the collector test completed by NORI in 2022.

Our Strategic Positioning

We believe we are well-positioned to meet the expected U.S. demand for the critical metals contained in polymetallic nodules:

●	Large seafloor nodule resource, aligned with U.S. national security and economic priorities: We are developing the world’s largest polymetallic nodule resource that could support globally significant operations— a resource large enough to one day potentially allow us to become the world’s largest producer of nickel and manganese, fourth largest producer of cobalt and a top10 producer of copper. The United States’ investment in strategic sectors (e.g., semiconductors, AI data centers, energy) and revitalization of the defense industrial base is expected to create multiple simultaneous drivers of demand for all four metals contained in our nodule resource. Today, all four metals contained in our nodule resource are on the U.S. Department of Interior’s “2025 List of Critical Minerals.” The United States is dependent on imports for 100% of its primary nickel, cobalt, and manganese and 46% for its primary copper. The size of our resource has the potential to eliminate U.S. dependence on foreign sources for nickel, cobalt and manganese and add significant additional copper.
●	End-to-end U.S. control of supply chain: Our offshore activities can occur in international waters under U.S.-issued permits while our onshore processing and refining can be located in the United States or at its allies, potentially creating an integrated, secure U.S.-based chain insulated from foreign interference.
●	Accelerated execution through partnerships: From the outset, our strategy has been to develop our projects through best-in-class partners. Offshore nodule collection is led by Allseas, with over 40+ years of deep-sea experience, a proven track record in pioneering technologies (including heavy-lift systems), a successful pilot of our collection technology, and status as our largest strategic investor. Onshore processing and refining is supported by multiple partners: PAMCO, an experienced Japanese operator of a nickel laterite smelting complex delivered a successful nodule calcining and smelting campaign at their industrial scale facilities in Hachinohe. Korea Zinc, the world’s largest non-ferrous smelting company with over 40+ years in direct-reduction smelters (DRS) and multi-metal refining, is a strategic investor and advisor on nickel refining technology and potential to adapt their DRS technology to smelting nodules and downstream intermediates. Mariana, a software-first mineral developer and operator with recent U.S. mineral-processing project experience, is part of TMC USA’s owner’s team focusing on AI-enabled project execution and operations aiming to fast-track permitting, construction, and commissioning while reducing operating costs of potential domestic facilities.
●	Resilient project economics: Our high-grade resource is expected to place our projects at the bottom of the nickel cost curve, enabling economics that remain viable through commodity price cycles that challenge most other developers and producers.
●	Better impact profile: Our approach is expected to deliver a differentiated impact profile on people and nature as compared to most land-based projects: no displacement of communities, manageable impacts on deep-sea ecosystems through environmentally informed technology innovation, near-zero solid waste processing and superior lifecycle outcomes.

Our Competitive Advantages

We believe we are better positioned than other domestic developers to provide a solution to the growing need for the critical metals contained in nodules due to several advantages:

●	Abundant and high-grade resource unlike any other domestic U.S. project: Our estimated resource is larger and higher-grade than most other domestic U.S. projects of the same critical minerals on land (see table below). Offshore, several U.S. companies have applied to NOAA for seafloor nodule exploration licenses. None of these companies, however, have published standards-compliant resource statements and we believe it will likely be years before any of these companies will be in position to do so.

U.S. Developers of Base Metals

●	World-leading deep-sea research and Environmental Impact Assessment (EIA): We are the only company in the world to have completed a comprehensive seafloor-to-surface environmental baseline and impact assessment for offshore nodule collection operations. This assessment took 22 offshore campaigns spread over many years and required approximately $250 million in total investment. While learning from our experience and taking advantage of the more than 1 petabyte dataset we have generated will enable other American nodule companies to accelerate their EIA programs, considerable time and investment is required of these companies to baseline the marine environments in their chosen exploration sites and assess the impacts of their chosen offshore technology.
●	Demonstrated offshore and onshore technology: We are the only company in the world to have demonstrated technology across the integrated project, from offshore nodule collection to onshore nodule processing and refining into marketable product formats. Nodule collection technology: In November 2022, together with our partner Allseas we completed a pilot mining test where approximately 4,500 tonnes of wet nodules were collected and more than 3,000 tonnes of wet nodules were lifted 4.3 kilometers to the surface after the collector vehicle traversed over 80 kilometers of the seafloor in the NORI Area D, achieving a sustained production rate of 86.4 tonnes per hour with a prototype seafloor nodule collector vehicle. While several other companies have tested various seafloor collection machines, no other company has demonstrated an integrated nodule collection system since the 1970s. The 3,000-tonne nodule sample we collected made it possible to test our onshore processing technology at industrial scale. Nodule processing technology: In 2021, we successfully completed the calcining and smelting of nodules into a manganese silicate product and nickel-copper-cobalt alloy intermediate product, followed by conversion and sulfidation of the alloy into matte. Test work has been successfully conducted on all process stages with the generation of test quantities of battery-grade nickel and cobalt sulfates in April 2024 and June 2024, respectively. We believe a demonstration trial at PAMCO’s Hachinohe facilities in 2024 and 2025 using 2,000 tonnes of nodules collected during the 2022 mining pilot, further de-risked the project. In addition, PAMCO completed a feasibility study in June 2025 which concluded that processing nodules at the Hachinohe facility is technically feasible.

●	Execution ready: We are the only company in the world taking steps to be in a position to start offshore and onshore nodule production in the short-term. Offshore, we have focused on reducing our time to production by reusing existing offshore assets. In 2020, our partner Allseas acquired a drillship that was repurposed and classified as the world’s first deep-sea mining vessel. This vessel was used in the 2022 pilot mining test and is now being upgraded into a commercial scale system. Onshore, we have selected a nodule processing and refining flowsheet that relies on conventional equipment with an existing global supply chain, thereby eliminating the need to develop new, unproven custom-built equipment required by novel metallurgical processes. This approach enables us to repurpose existing facilities (e.g., RKEFs in Japan and Indonesia; nickel refineries in Norway, South Korea, Japan and Canada) and build potential new domestic facilities.

Exploration Contracts and Exploration License Applications

Our subsidiaries NORI and TOML hold exclusive exploration rights to certain polymetallic nodule areas in the CCZ granted by the ISA pursuant to the international regulatory regime. Our subsidiary TMC USA has applied for exploration licenses for similar (but not identical) areas in the CCZ to NOAA pursuant to the U.S. regulatory regime.

NORI. NORI our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by Nauru on April 11, 2011. In September 2017, Nauru and NORI entered into a sponsorship agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules in the NORI Contract Area, which was revised in May 2025. In January 2026, NORI submitted an exploration contract extension request to the ISA, requesting a five-year extension to its exploration contract, which expires in July 2026. The NORI Area D is the seafloor parcel where we have performed the most resource definition and environmental work to date and is the area in which we declared mineral reserves in August 2025 pursuant to the NORI-D PFS. The remaining three areas of the NORI Contract Area are covered by the TOML and NORI IA also released in August 2025.

TOML. TOML our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). In 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential collection of nodules in the TOML Contract Area, which was most recently revised in August 2025. TOML’s exploration contract expires on January 10, 2027 and TOML expects to submit an exploration contract extension request to the ISA in 2026, requesting a five-year extension. The TOML Contract Area is covered by the TOML and NORI IA released in August 2025.

TMC USA. In April 2025, TMC USA, our wholly owned subsidiary, submitted to NOAA under DSHMRA two exploration license applications covering 187,017 square kilometers in the CCZ, referred to as TMC USA-A and TMC USA-B, and one commercial recovery permit application covering 25,160 square kilometers in the CCZ, referred to as TMC USA-A. In January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application covering the entire area of TMC USA-A of 65,187 square kilometers under NOAA’s consolidated review process. The consolidated application covers areas previously included in the April 2025 submissions. The areas of the TMC USA-A and TMC USA-B applications include the entirety of the NORI and TOML exploration contract area and some additional open ground within the CCZ which we believe is not subject to any competing title under international or domestic U.S. regime.

These applications are currently under review by NOAA. There can be no assurance that NOAA will issue the requested exploration licenses or commercial recovery permit on a timely basis, on commercially viable terms, or at all.

Business Strategy

Our contemplated business spans the entire lifecycle from the resource acquisition and definition stage through the collection and transportation phases offshore into the processing and refining of nodules onshore and finally in product marketing and offtake (and eventually recycling of end-of-life products containing nodule-derived metals). We develop our integrated nodule projects through deep strategic partnerships with leading offshore and onshore companies.

Our key strategic alliances include:

Allseas: Allseas, a leading global offshore contractor, developed and tested a pilot nodule collection system in the NORI Area D, completed in the fourth quarter of 2022. The experience from the development and testing program of the pilot system combined with insights from our EIA program informed the design of upgrades and modifications of the pilot system into the commercial production system. Allseas continues to progress engineering work on these upgrades and modifications, so that we will be in a position to quickly commence commercial operations in a timely manner if we receive a commercial recovery permit from NOAA.

Glencore: Glencore International AG (Glencore) holds offtake rights to 50% of the NORI nickel and copper production. Glencore has the right to purchase from DeepGreen Engineering Pte Ltd, a 100% owned subsidiary of TMC (“DGE”) 50% of the annual quantity of copper material and 50% of the annual quantity of nickel material produced by DGE from ore derived from the NORI Contract Area at a processing plant directly owned or controlled by DGE.

Hatch and KPM: We have worked with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (“KPM”) to develop a near-zero solid waste flowsheet while maximizing product-market fit of resulting production. The primary processing stages of the flowsheet from nodule to nickel-copper-cobalt (“NiCuCo”) alloy and matte intermediate were demonstrated as part of our pilot plant program at FLSmidth and Xpert Process Solutions, a Glencore company (“XPS”), facilities. The matte refining stages were tested at SGS Lakefield and the ability to produce high purity nickel and cobalt sulfates was demonstrated. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities.

PAMCO: In November 2022, we entered into a non-binding memorandum of understanding (“MoU”) with PAMCO of Japan under which PAMCO conducted a prefeasibility study of processing nodules in PAMCO’s Hachinohe facility, which is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers. Following the successful completion of the prefeasibility study in November 2023, we entered into a binding MoU with PAMCO under which PAMCO conducted a feasibility study of toll treating 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe facility. PAMCO completed the feasibility study in June 2025 after successfully processing 2000t of wet nodules to produce Mn silicate product and nickel-copper-cobalt alloy.

The feasibility study confirmed operating parameters (e.g. tapping temperatures and dusting rates) and product specifications for PAMCO’s dedicated production line and defined the scope and execution plan for required equipment modifications.

Korea Zinc: We partnered with Korea Zinc, a world leader in non-ferrous metal smelting, refining and precursor Cathode Active Material technology, to advance development activities in the United States. Korea Zinc and TMC are exploring opportunities to partner on several initiatives that include refining nodule-derived matte in Korea Zinc’s Ulsan All-In-One Nickel Refinery in South Korea, reusing Korea Zinc’s nickel refinery design for future nickel refinery in the United States, adapting Korea Zinc’s direct reduction smelting technology to smelting nodules and nodule-derived manganese silicate and potentially building a pCAM plant in the United States.

Mariana Minerals: In April 2025, we entered into a non-binding MoU with Mariana, an American software-first mineral developer and operator to explore the potential to accelerate the timeline of developing future metallurgical projects in the United States and reduce the operating costs of such facilities through deployment of AI-driven process controls. In 2025, Mariana developed a concept plan exploring the scope and project economics of building a nodule processing and refining facility in Brownsville, Texas. In March 2026, we signed a Strategic Partnership and Development Agreement. Pursuant to this agreement, Mariana is joining our owner’s team to develop a feasibility study for a potential nodule processing and refining facility in Brownsville, Texas.

Phased Project Development

On August 4, 2025, we released the NORI-D PFS, which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s potential economic viability, and the TOML and NORI IA. The NORI-D PFS covers a portion of the area that is included in NORI’s ISA exploration contract and in TMC USA’s consolidated application for exploration license and commercial recovery permit under DSHMRA.

We believe that based on current regulatory timelines, we could receive a commercial recovery permit for TMC USA-A from NOAA within one year, commence the commissioning of the first commercial nodule collection system in the fourth quarter of 2027 and commence production during the current administration. We anticipate a phased ramp-up strategy, with production offshore commencing, using the Hidden Gem vessel which, subject to further modifications, is expected to be upgraded to a maximum capacity of 3.0 Mtpa of wet nodules, with the addition of another three (3) production vessels each collecting nominally 3.0 Mtpa to achieve approximately 12 Mtpa of wet nodules at steady state (expected 2031 through 2045).

To align offshore and onshore development schedules, our NORI-D PFS assumed nodules would be transported to PAMCO’s existing smelting facilities in Japan (1.3Mtpa years 1 through 5 only) and Indonesia (excess processing above 1.3Mwmtpa) for initial processing into nickel-cobalt- copper alloy/matte and manganese silicate. We then assumed that from year 6, 50% of matte production would be transported in stages from Indonesia to a new refining facility expected to be constructed in Texas, United States, increasing to 100% from year 10. Life of mine was estimated at 19 years.

TMC USA is evaluating alternative execution scenarios that would reduce the reliance on foreign processing by transporting polymetallic nodules directly to a fully integrated processing facility in the United States. Economics assessments of these scenarios are underway and will be used to inform the scope and timing of any subsequent feasibility study we prepare. There can be no assurances that any alternative strategy will be implemented or that the results of these assessments will result in changes to our development plan.

Current Work Program

Following the publication by NOAA of new regulations introducing a consolidated application process in January 2026, our U.S. subsidiary, TMC USA, submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in international waters of the CCZ. The application increased the commercial recovery area from ~25,000 to ~65,000 km2, with an estimated resource of 619 million tonnes (Mt) of wet nodules and a potential exploration upside of an additional 200 Mt. TMC USA was able to apply under NOAA’s new consolidated process because NOAA believes it can demonstrate the scientific, technical and financial capability to pursue commercial recovery activities expeditiously.

To reach our objective and initiate commercial production, we are working to: (i) refine our project economics, (ii) complete the development of and commission a commercial offshore nodule collection system, (iii) continue to assess the environmental, social and cultural impacts of offshore nodule collection, and (iv) secure existing foreign and/or develop new domestic U.S. onshore facilities to process collected polymetallic nodules into a manganese silicate product, an intermediate nickel-copper-cobalt matte product and end-products of nickel, cobalt and copper metal.

(i)	Resource definition and project economics: Having completed a total of nine offshore resource definition campaigns, collected samples and completed subsea surveys for resource evaluation, we defined the size and quality of our resource in the NORI and TOML areas and, in August 2025, we released the NORI-D PFS and the TOML and NORI IA. From this work, both NORI and TOML have reported measured, indicated and inferred mineral resources in both the NORI and TOML ISA contract areas and, we made the world’s first declaration of probable mineral reserves for seafloor polymetallic nodules within the NORI-D ISA contract area. See Item 2 entitled “Properties” included in this Annual Report for additional information about these reported measured, indicated and inferred mineral resources and declared probable mineral reserves.
(ii)	Offshore nodule collection system: We are working with our strategic partner and investor, Allseas, to complete the development and commission of a system to collect, lift and transport nodules from the seafloor to shore. The offshore collection system consists of nodule collector vehicles on the seafloor, a riser and lift system, a surface production support vessel and a surface nodule transfer vessel. The nodules are collected from the seafloor by self-propelled, tracked nodule collector vehicles using seawater jets aimed at nodules in parallel with the seafloor. No rock cutting, digging, drill-and-blast or other breakage is required at the point of collection. The collectors are remotely controlled and supplied with electric power via umbilical cables from the production support vessel, the Hidden Gem. To test the system and assess its environmental impacts, we entered into a contract with Allseas to undertake a pilot trial of the collection system in the NORI Area D, which was completed in November 2022. The successful completion of the pilot trial informed our exploration license and commercial recovery permit applications with NOAA. The surface production support vessel, the Hidden Gem, was acquired by Allseas in March 2020 and has strategic importance to us, since it supported the pilot trial and is now being upgraded to the first commercial production system. The vessel and collector system successfully completed trials in shallow and deepwater in the first half of 2022 prior to completing the collector test in NORI Area D in the fall of 2022, where approximately 4,500 tonnes of wet nodules were collected and more than 3000 tonnes of wet nodules were lifted 4.3 kilometers to the surface after traversing over 80 kilometers of the seafloor, achieving a production rate of 86.4 tonnes per hour.

As a result of the successful collector test, we believe that Allseas can complete the upgrade of the pilot nodule collection system, including the Hidden Gem, into the first production system, which we refer to as Production System #1 (“PV1”).

We continued to work with Allseas throughout 2025 with engineering studies progressing across the six major work packages: collector, vertical transport system, storage & offloading, control & automation, electrical & instrumentation, and flow assurance. Allseas supported our ongoing work to complete a pre-feasibility study and applications for our exploration licenses and commercial recovery permit to NOAA, including assistance in establishing cost estimates, schedules, and pre-feasibility study level engineering deliverables. Discussions continued regarding system design specifics and further cost considerations.

Further to the non-binding term sheet entered into in March 2022 with Allseas, we continue discussions with Allseas regarding the scope and timing of vessel upgrades and development (engineering and fabrication) of PV1. We anticipate reaching agreements with Allseas in 2026 on definitive contract terms for completing the development of PV1 (including preparation of the Hidden Gem and the first nodule collection system), commissioning and starting commercial production using PV1. We expect that the definitive agreement with Allseas will extend our exclusive use agreement with respect to the Hidden Gem.

There can be no assurances, however, that we will enter into definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those currently expected, or that if such definitive agreements are entered into that the PV1 nodule collection system will be successfully commissioned or operated.

(iii)	Environmental Impact Statement for offshore nodule collection: An Environmental Impact Statement (“EIS”) is required to be produced as part of the NOAA application approval process. In preparation for the EIS, our Environmental Impact Assessment (EIA) programs consisted of over 100 studies and relied on the work of multiple independent deep-sea research institutions and expert consultants. In 2022, we undertook the collector test monitoring campaigns which included completion of pre-collector test baseline data collection, monitoring of the collector test and completion of post collection surveys to determine the immediate impact to the environment of the collector vehicle. The monitoring was undertaken using the Island Pride, a vessel contracted from Ocean Infinity Group Limited, deploying two remotely operated vehicles (“ROVs”), three autonomous underwater vehicles (“AUVs”) and an array of more than 50 seafloor sensors, supervised by multiple teams of scientists and sediment plume expert consultants, DHI Water and Environment Inc. and HR Wallingford who conducted a noise assessment. These campaigns commenced on July 15, 2022 and were completed on December 23, 2022, representing 146 operational days at sea. The preliminary plume results from the collector test have been shared with a wide range of stakeholders and presentations were conducted at the ISA during the fourth quarter of 2023. The results showed that the benthic plume behaves as a density current with most material staying within 2 meters of the seafloor and settling within 1 kilometer from the source.

In October 2023, we conducted an assessment of the benthic impact of the 2022 collector test in NORI Area D approximately 12 months post the collector test activities (“Campaign 8A”), which we believe will strengthen the quality of our EIS and Environmental Management and Monitoring Plan (“EMMP”) by providing additional information on the environmental regeneration in the collection test area. The key activities completed during Campaign 8A were box cores, multicores, benthic and covariance lander works, and megafauna and sedimentation survey around the test field area. The data collected during the campaign has been reviewed and we believe supports the commercial collection of seafloor nodules.

In early 2025, a multidisciplinary EIS workshop was held in Brisbane, Australia, bringing together the social performance and environmental teams to review findings, align methodologies, and strengthen integration across impact pathways.

Key external engagement during the year included presentation of preliminary SIA and CHIA findings at the International Association for Impact Assessment (“IAIA”) Conference in Italy, and presentation of the CHIA findings at the Underwater Mining Conference (“UMC”) in Florida, United States. These engagements provided an opportunity to share methodologies and emerging results with the international impact assessment and deepsea mining industry communities. The results are being incorporated into our broader EIS.

(iv)	Onshore nodule processing and refining: With the support of engineering firm Hatch and consultants KPM, we have developed a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to an Fe-NiCuCo alloy and subsequent NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth (FLS, calcining) and eXpert Process Solutions, a Glencore company (XPS, smelting, sulfidation and converting), facilities. The matte refining stages were tested at SGS Lakefield and the ability to produce high purity nickel and cobalt sulfates was demonstrated. The near-zero solid waste flowsheet is expected to serve as the basis for our onshore processing facilities. This flowsheet was tested at industrial scale during the PAMCO feasibility study completed in 2025 and PAMCO’s facilities remain under consideration as the venue for the initial processing of nodules. Following President Trump’s Executive Order 14285 encouraging various government agencies to support domestic U.S. processing of offshore minerals, we engaged Mariana to develop a concept study of the scope and economics of potential integrated nodule processing and refining facilities in the U.S. Following encouraging results and to support further development of prefeasibility and feasibility studies required for any government support, in 2025 we entered into exclusive negotiations with the Port of Brownsville, Texas for lease option over land in Brownsville, Texas, we believe could be suitable for domestic nodule processing and refining facilities. NORI-D PFS update is currently underway to reflect a domestic processing scenario.

Summary of Mineral Resources

Below is a summary table of estimated mineral resources in NORI and TOML ISA contract areas as of December 31, 2025. The estimated mineral resources in these areas were determined on June 30, 2025, and also reflect the estimated mineral resources as of December 31, 2025, as none of the mineral resources in these areas were depleted by mining or any other activities. See Item 2 entitled “Properties” below for additional information about our estimated mineral resources. The NORI-D contract area is in the development stage and the other NORI and TOML contract areas are in the exploration stage. These resources are supported by the NORI-D PFS and the TOML and NORI IA.

Summary Mineral Resources (exclusive of mineral reserves), In-Situ, at end of the fiscal year ended December 31, 2025 at 4kg/m2 abundance cut-off and based on nickel metal 20,295/t ($21,633/t nickel sulfate); copper metal 11,440/t; cobalt metal 56,117/t ($55,198/t cobalt sulfate); manganese in manganese silicate $5.46/dmtu Mn.

					Measured +
	Measured mineral		Indicated mineral		indicated mineral		Inferred mineral
	resources		resources		resources		resources
	Million		Million		Million		Million
	tonnes	Grades	tonnes	Grades	tonnes	Grades	tonnes	Grades
	(wet)	(%)	(wet)	(%)	(wet)	(%)	(wet)	(%)
Ni
NORI
NORI Area A	—	—	—	—	—	—	72	1.35
NORI Area B	—	—	—	—	—	—	36	1.43
NORI Area C	—	—	—	—	—	—	402	1.26
NORI Area D	4	1.4	261	1.4	265	1.4	10	1.4
TOML (Areas A to F)	3	1.33	70	1.3	73	1.3	696	1.3
Total	7	1.4	331	1.4	338	1.4	1,216	1.3

Cu
NORI
NORI Area A	—	—	—	—	—	—	72	1.06
NORI Area B	—	—	—	—	—	—	36	1.13
NORI Area C	—	—	—	—	—	—	402	1.03
NORI Area D	4	1.2	261	1.1	265	1.1	10	1.1
TOML (Areas A to F)	3	1.0	70	1.2	73	1.2	696	1.1
Total	7	1.1	331	1.1	338	1.1	1,216	1.1

Co
NORI
NORI Area A	—	—	—	—	—	—	72	0.22
NORI Area B	—	—	—	—	—	—	36	0.25
NORI Area C	—	—	—	—	—	—	402	0.21
NORI Area D	4	0.13	261	0.14	265	0.14	10	0.12
TOML (Areas A to F)	3	0.2	70	0.2	73	0.2	696	0.2
Total	7	0.16	331	0.15	338	0.15	1,216	0.19

Mn
NORI
NORI Area A	—	—	—	—	—	—	72	28
NORI Area B	—	—	—	—	—	—	36	28.9
NORI Area C	—	—	—	—	—	—	402	28.3
NORI Area D	4	32	261	31	265	31.2	10	31
TOML (Areas A to F)	3	27.6	70	30.3	73	30.2	696	29
Total	7	30.1	331	30.9	338	31.0	1,216	28.7

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 24% w/w for NORI Areas A, B, C and 28% w/w for TOML and NORI Area D. These estimates are presented on an undiluted basis without adjustment for resource recovery.

The TOML and NORI IA is a conceptual study of the potential viability of TOML’s and portions of NORI’s mineral resources. This initial assessment indicates that development of the NORI mineral resource is potentially technically viable; however, due to the preliminary nature of project planning and design, and the untested nature of the specific seafloor production systems at a commercial scale, economic viability has not yet been demonstrated. Mineral resources were also reported in the NORI-D PFS for the NORI-D contract area.

The TOML and NORI IA does not include the conversion of mineral resources to mineral reserves.

You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC. You are also cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence and to whether they can be economically or legally commercialized. Under SEC rules set forth in subpart 1300 of Regulation S-K (the “SEC Mining Rules”), estimates of inferred mineral resources may not form the basis of an economic analysis supporting mineral reserves. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally commercialized, or that it will ever be upgraded to a higher category. Approximately 97% of the NORI Area D mineral resource and approximately 7% of the NORI Areas A, B and C and 10% of the TOML mineral resource are categorized as measured or indicated.

Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Summary of Mineral Reserve

Below is a summary table of estimated mineral reserves in the NORI D ISA contract area as of December 31, 2025. The estimated mineral reserves in this area were determined on June 30, 2025, and also reflect the estimated mineral reserves as of December 31, 2025, as none of the mineral reserves in this area were depleted by mining or any other activities. See Item 2 entitled “Properties” below for additional information about our estimated mineral reserves. The NORI-D contract area is in the development stage. These mineral reserves are supported by the NORI-D PFS.

Summary Mineral Reserves at end of the fiscal year ended December 31, 2025 based on nickel metal $20,295/t ($21,633/t nickel sulfate); copper metal $11,440/t; cobalt metal $56,117/t (55,198/t cobalt sulfate); manganese in manganese silicate $5.45/dmtu Mn.

	Proven Reserve		Probable Reserve		Total Reserve
	Million		Million		Million
	tonnes	Grades	tonnes	Grades	tonnes	Grades
	(wet)	(%)	(wet)	(%)	(wet)	(%)
Ni
NORI Area D	—	—	51	1.4	51	1.4

Cu
NORI Area D	—	—	51	1.1	51	1.1

Co
NORI Area D	—	—	51	0.13	51	0.13

Mn
NORI Area D	—	—	51	31	51	31
Notes:	1. Mineral reserve estimated in Initial Mining Area (as defined in the NORI-D PFS) only with 1,000-meter buffers for the lease and seamounts.

2. Measured and indicated mineral resources are converted to probable mineral reserves.

3. Grades are quoted on a dry basis.

4. Zero abundance cut-off used, with nodules <4 kg/m2 used to define the mineral resource included as dilution to generate viable mining blocks.

5. Moisture content assumed to be 28% (mass of solid/(mass of solid + mass of water).

6. Nodule recovery by the Collector is estimated as 77% for Type 1 and 62% for Type 2 and 3 nodules.

7. Metallurgical recovery to sulfate is estimated as 94.6% Ni, 77.2% Co and 86.2% Cu, and to matte is 94.8% Ni, 77.5% Co, 86.4% Cu and for

8. 9% for Mn.

9. Rounding estimates to two significant figures may result in computational discrepancies.

The Initial Mining Area described in the NORI-D PFS which was converted to mineral reserves contains approximately 25% of the NORI Area D mineral resource and conversion of mineral resources to mineral reserves is approximately 57%.

The mineral reserves are classified by the qualified persons as Probable mineral reserve, due to:

●	the lack of operating experience with the nodule collection system proposed for NORI Area D to confirm production rates, nodule recovery assumptions, field efficiencies, and operating and capital cost parameters.
●	the lack of other commercial nodule operations to confirm the reasonableness of mine planning parameters, modifying factors and mine plan outcomes; and
●	the lack of commercial recovery permit terms and conditions issued by NOAA governing nodule collection operations with which our operations need to comply.

The mineral reserves presented above are derived from the NORI-D PFS. The mineral reserves are reported in accordance with Subpart 1300 of SEC Regulation S-K. The mineral reserves are based on a mine plan and economic analysis that assume the receipt of all required regulatory approvals, including exploration licenses and commercial recovery permits under DSHMRA, as well as any required environmental and onshore processing permits. The mineral reserve estimates incorporate modifying factors including mining, metallurgical, processing, economic, marketing, legal, environmental, infrastructure and governmental considerations. Because commercial-scale polymetallic nodule collection has not yet been undertaken, production rates, nodule recovery assumptions, field efficiencies and operating parameters are based on pilot testing, engineering studies and prefeasibility-level analysis, and actual results may differ materially as commercial operations are developed. In addition, the pre-feasibility study included in the NORI-D PFS indicated that the development of NORI Area D is technically and economically viable. The pre-feasibility study, however, does not represent a feasibility study and does not support a development decision, as additional project planning and design are needed to make this decision. The NORI-D PFS also does not include the conversion of all mineral resources included in NORI Area D to mineral reserves and does not include the conversion of any mineral resources to proven mineral reserves. You are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves or that probable mineral reserves will ever be upgraded to proven mineral reserves. Until mineral deposits are actually mined and processed, mineral resources and mineral reserves must be considered as estimates only.

Collection and Processing of Polymetallic Nodules

Collection, Transfer and Shipping

We are planning a phased development in the area covered by our consolidated application for TMC USA-A. Polymetallic nodules would be collected using offshore collection systems, comprising of nodule collector vehicles on the seafloor, a riser and lifting system (RALS) in the water column, and a production support vessel on the surface. To maintain productivity of the production vessel, nodules are expected to be recovered from the hold of the production vessel using materials handling conveyors and discharged to a dynamically positioned transfer vessel with an expected 50,000 tonne capacity. We believe that this activity can be performed while the production vessel is simultaneously conducting collection operations. The transfer vessel is expected in turn to load bulk carriers using a similar materials handling system to that of the production vessel. The bulk carriers will ship the nodules to onshore processing facilities.

Through our strategic partnership with Allseas, a former drillship vessel (the Hidden Gem) acquired by Allseas in March 2020 has been converted, modified and has delivered a pre-production collector test in which a collector vehicle, RALS and other systems have been tested. If we obtain a commercial recovery permit, the first phase of commercial production (“Initial Mining Area”) would then be expected to commence after the Hidden Gem has been upgraded to become a production support vessel that can produce up to 3 Mtpa (wet) of nodules.

the metals company
0-200m
MESOPELAGIC
200-1000m
1000m
BATHYPELAGIC
1000-3000m
2000m
3000m
ABYSSOPELAGIC
3000+m
4000m
4200m
ABYSSAL PLAINS
1 HIDDEN GEM VESSEL
2 ENVIRONMENTAL MONITORING VESSEL
3 RISER SYSTEM
4 OCEANOGRAPHIC MOORING
Hydrophone
Sediment Trap
Hydrophone
Sediment Trap
CTD
5 AUV
6 CTD ROSETTE (CONDUCTIVITY, TEMPERATURE, DEPTH)
7 ROV
8 COLLECTOR VEHICLE
9 BENTHIC LANDER

Illustration of a polymetallic nodule production system operated at 4 kilometers depth

In order to test the collection system, we entered into a contract with Allseas to undertake a pre-production collector test, which was successfully completed in the second half of 2022. We expect that the Initial Mining Area commercial recovery would then commence after the upgrading of the Hidden Gem into a production vessel. If we obtain a commercial recovery permit, we expect to commence the Initial Mining Area collection at a rate of 1.3 Mtpa increasing in staged increments to up to 3.0 Mtpa of wet polymetallic nodules. We believe that a fleet of four production vessels, each with multiple dedicated nodule collector vehicles, could be estimated to produce approximately 12 Mtpa of wet nodules at steady state (expected 2030-2045), which we intend to process, either at a new facility to be constructed by us or by potential processing partners, subject to available capital, or at third-party facilities pursuant to a toll treatment model.

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

To this end, we have worked extensively with leading metallurgical testing service providers with technical support from engineering consultancy Hatch to develop pyrometallurgical processing and hydrometallurgical refining technologies for the production of critical metals feedstocks from nodules. We have developed a near-zero solid waste flowsheet and have executed a metallurgical testing program consisting of multiple phases. The pyrometallurgical processing phases at bench and pilot scales have been completed at KPM, FLSmidth and XPS facilities. A bench scale hydrometallurgical program was completed in 2024 at SGS facilities in Lakefield, Ontario. Pursuant to an engineering and consulting services agreement, Hatch provided support and technical advice during the development of the pilot test program, including analyzing and interpreting the testing results through reports provided by the testing service providers.

We expect that the processing of the polymetallic nodules from the TMC USA-A area would also be ramped up in phases. This plan includes initially toll treating polymetallic nodules at existing RKEF plants, utilizing existing excess industry capacity. We believe that there is significant interest to deploy underutilized RKEF plants which may now have increased capacity capabilities as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they have previously utilized. These RKEF plants were originally built to convert nickel laterite to ferro-nickel alloy or nickel pig iron and could potentially be converted to smelt polymetallic nodules.

PAMCO completed the feasibility study in June 2025 after successfully processing 2000t of wet nodules to produce Mn silicate product and nickel-copper-cobalt alloy. The feasibility study confirmed operating parameters (e.g. tapping temperatures and dusting rates) and product specifications for PAMCO’s dedicated production line and defined the scope and execution plan for required equipment modifications.

In parallel with exploring foreign processing options, we are also exploring the feasibility of building domestic U.S. integrated facilities for nodule processing and refining in Brownsville, Texas.

Strategic Alliances and Key Commercial Agreements

Allseas Agreements

On March 29, 2019, we entered into a Strategic Alliance Agreement with Allseas, whereby the parties will conduct project development of an integrated offshore nodule collection system for use by our subsidiaries. The Strategic Alliance Agreement also contemplated that the parties would enter into other commercial arrangements following the successful completion of the pilot trials of a pilot mining test system (“PMTS”) in the CCZ.

The Strategic Alliance Agreement was subsequently amended and, except as provided pursuant to its terms, Allseas may not, without our prior written consent, terminate the Strategic Alliance Agreement before we receive a commercial recovery permit.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. We are working with Allseas in the design and implementation of this system.

In addition, in August 2023, we entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the Hidden Gem to us in support of the development of PV1 until the system is completed or December 31, 2026, whichever is earlier.

We anticipate reaching agreements with Allseas in 2026 on definitive contract terms for both the completion of the development of PV1 (including preparation of the Hidden Gem and the first nodule collection system), and for initial commercial nodule production. We expect that the definitive agreement with Allseas will extend our exclusive use agreement with respect to the Hidden Gem. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

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

Binding MoU with PAMCO

In November 2022, we entered into a non-binding MoU with PAMCO of Japan under which PAMCO conducted a prefeasibility study of processing nodules in PAMCO’s Hachinohe facility, which is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship finished products to customers. Following the successful completion of the prefeasibility study, in November 2023, we entered into a binding MoU with PAMCO under which PAMCO conducted a feasibility study to toll treat 1.3 million tonnes of wet polymetallic nodules per year at its Hachinohe facility. PAMCO completed the feasibility study in June 2025 after successfully processing 2000t of wet nodules to produce Mn silicate product and nickel-copper-cobalt alloy. The feasibility study confirmed operating parameters (e.g. tapping temperatures and dusting rates) and product specifications for PAMCO’s dedicated production line and defined the scope and execution plan for required equipment modifications. The parties are using the results of the feasibility study to finalise a definitive nodule tolling agreement.

There can be no assurance that we will enter into a definitive strategic alliance with PAMCO in a particular time period, or at all, or on terms similar to those set forth in the binding MoU, or that if a definitive strategic alliance is entered into by us or that the existing facility will be able to successfully process nodules in a particular time period, or at all.

Korea Zinc partnership

On June 16, 2025, we announced a partnership with Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material technology, to advance development activities in the United States. We are working with Korea Zinc to explore opportunities to partner on several initiatives that include refining nodule-derived matte in Korea Zinc’s Ulsan All-In-One Nickel Refinery in South Korea, reusing Korea Zinc’s nickel refinery design for future nickel refinery in the United States, adapting Korea Zinc’s direct reduction smelting technology to smelting nodules and nodule-derived manganese silicate and potentially building a pCAM plant in the United States.

The announcement was followed with a strategic investment by Korea Zinc of approximately $85.2 million in TMC through the purchase of common shares and warrants in a private placement.

Mariana Minerals partnership

On March 19, 2026, we signed a Strategic Partnership Agreement with Mariana focusing on the potential development of the nodule processing and refining facility in the Port of Brownsville, Texas as part of our owner’s team. Mariana brings an AI, software-first approach to the permitting, construction and operation of critical mineral projects: fast-tracked capital project execution, which enabled Tesla to build its Lithium plant in Texas in less than 20 months and is core to how SpaceX and other cutting edge businesses operate, can be even further accelerated via a software-first approach and offers a faster, more modern pathway to re-industrialization.

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

The Executive Order 14285 in April 2025, generated significant interest in the US regulatory regime and over ten exploration applications have been submitted to NOAA. Additionally, the United States has received interest to explore for deepsea minerals within its exclusive economic zone. In addition to the two contracts held by our subsidiaries, 17 other entities (ISA Member States and private companies sponsored by ISA Member States) currently hold ISA Exploration Contracts for polymetallic nodules in the CCZ, Western Pacific and Indian Ocean Basin. If and when ISA nodule contractors and current NOAA nodule applicants move into the commercial recovery phase, each of these companies could become a potential competitor with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Furthermore, several nation-states are working on developing polymetallic nodule resources inside their Exclusive Economic Zones (“EEZs”), with the Cook Islands granting three exploration contracts for polymetallic nodules in February 2022, India announcing an auction of polymetallic nodule exploration tenements in 2024 and a large polymetallic nodule deposit was discovered in the Japanese EEZ in mid-2024, with further exploration and test mining since then, including a successful test mining trial in 2026 to collect seafloor mud containing REEs. Further, in March 2026, the United States and Japan unveiled a new critical minerals action plan aimed at strengthening critical mineral supply chain resilience, and a core component of the plan is a Memorandum of Cooperation to “accelerate joint research and development and industry cooperation on commercially-viable development of deep-sea critical minerals resources.”

Beyond polymetallic nodules, nations like Japan, Papua New Guinea, Brazil, India, Oman and the Kingdom of Saudi Arabia are exploring other types of deep-sea resources containing some of the metals contained in polymetallic nodules. There is increasing competition from new and existing marine mineral companies for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. Some of our competitors may equally find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate.

Laws and Regulations

U.S. Regulatory Regime – Deep Seabed Hard Mineral Resources Act (DSHMRA)

The United States is not a party to the United Nations Convention on the Law of the Sea (UNCLOS) and is not a member of the ISA.

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

We believe NOAA has historically adopted a cautious and science-based regulatory posture under DSHMRA, coordinating with other U.S. federal agencies and supporting environmental studies to inform future decisions. In the 1980s and 1990s, the United States entered into reciprocal recognition arrangements with other nations with similar domestic seabed mining laws, helping avoid overlapping claims prior to the establishment of the ISA. Once the ISA became operational in the 1990s, most reciprocating states transitioned to the UNCLOS/ISA system. The United States, however, remains outside that framework. NOAA is not restricted under DSHMRA from issuing licenses or permits over areas that are also subject to ISA contracts.

Exploration licenses under DSHMRA grant exclusive rights to conduct technical studies in a defined area and are issued for ten-year terms, subject to extension. Commercial recovery permits authorize full-scale extraction for a period of 20 years with option to extension and are subject to enhanced environmental and operational requirements. To date, NOAA has issued exploration licenses over four areas. Two of these licenses (USA-1 and USA-4) remain active and are currently held by Lockheed Martin. These licenses have been renewed until 2027 in accordance with DSHMRA’s statutory provisions, which require NOAA to grant extensions if the licensee has substantially complied with license terms. NOAA has not issued any commercial recovery permits under DSHMRA as no U.S. citizen had applied for a commercial recovery permit prior to TMC USA.

The certification process includes an interagency consultation with other U.S. government departments (including the Department of State, the Department of War, and the Environmental Protection Agency). Following certification, an Environmental Impact Statement, or EIS, is expected to be prepared under NEPA, and a public comment period will be provided. Following the public comment period, NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance or unforeseen environmental harm.

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

DSHMRA establishes a domestic U.S. legal framework for the issuance of:

●	exploration licenses for the exploration of deep seabed hard mineral resources; and
●	commercial recovery permits for the recovery, processing and sale of such resources.

NOAA implemented regulations governing exploration licenses in 1981 and commercial recovery permits in 1989. In 2026, NOAA adopted a consolidated application and review process that allows applicants to submit consolidated exploration license and commercial recovery permit applications for review under a unified procedural framework.

To date, NOAA has not issued a commercial recovery permit for polymetallic nodules.

Exploration License Regulations

Under regulations governing exploration licenses, NOAA may issue exploration licenses to qualified applicants authorizing exploration activities within a defined license area.

An exploration license application must include, among other items:

●	a description of the proposed exploration area;
●	a detailed exploration plan;
●	a description of the technologies to be used;
●	an environmental baseline description and monitoring plan;
●	an assessment of potential environmental impacts; and
●	financial and technical capability information.

Exploration licenses are issued for an initial term of up to ten years and may be subject to renewal. Licensees are required to comply with reporting obligations, environmental monitoring requirements and operational conditions imposed by NOAA.

Commercial Recovery Permit Regulations

Under regulations governing commercial recovery permits, NOAA may issue commercial recovery permits authorizing the recovery and processing of deep seabed hard mineral resources from a defined permit area.

A commercial recovery permit application must include:

●	a detailed mining plan describing the proposed commercial recovery system;
●	an EIS prepared in accordance with the National Environmental Policy Act (“NEPA”);
●	an environmental monitoring and mitigation plan;
●	a description of processing and transportation arrangements;
●	financial responsibility documentation; and
●	information demonstrating technical and operational capability.

Commercial recovery permits may be issued for up to 20 years and may be subject to renewal.

Environmental Review and National Environmental Policy Act

Both exploration licenses and commercial recovery permits are subject to environmental review under NEPA.

For commercial recovery permits, NOAA must prepare an EIS evaluating the reasonably foreseeable environmental impacts of the proposed action, alternatives, and mitigation measures. The EIS process includes public scoping, preparation of a draft EIS, public comment, preparation of a final EIS, and issuance of a final record of decision.

Exploration licenses may require either an environmental assessment or an EIS, depending on the scope and potential impacts of the proposed activities. Applicants for exploration licenses and commercial recovery permits must submit environmental analyses describing baseline environmental conditions, potential impacts of proposed activities, and measures to avoid or mitigate significant adverse environmental effects. In addition, NOAA prepares EISs for both exploration license and commercial recovery permit decisions. NOAA may impose permit terms and conditions requiring the use of best available technologies to minimize environmental impacts, environmental monitoring and reporting, and operational measures designed to protect marine ecosystems. Licenses and permits may be denied or modified if activities are expected to cause significant adverse environmental effects that cannot be mitigated.

Other U.S. Laws and Regulations

In addition to the permitting required under DSHMRA and environmental reviews under NEPA, we will be subject us to a complex regulatory system in the United States which we are in the initial stages of analyzing to determine applicability and how compliance will impact our development plans and potential commercial operations.

United Nations Convention on the Law of the Sea (UNCLOS)

The Area is defined as the seabed and subsoil beyond the limits of national jurisdiction (UNCLOS Article 1).

The principal policy documents governing the Area, including the CCZ, include:

●	United Nations Convention on the Law of the Sea, of December 10, 1982 (“UNCLOS”); and
●	1994 Agreement relating to the Implementation of Part XI of the United Nations Convention on the Law of the Sea of December 10, 1982 (the “1994 Implementation Agreement”).

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

Part XI of UNCLOS and the 1994 Implementation Agreement deal with mineral exploration and collection in the international seabed, known as the Area, providing a framework for entities to obtain legal title to areas of the seafloor from the ISA for the purpose of exploration and eventually collection of resources. UNCLOS became effective on November 16, 1994. A subsequent agreement relating to the implementation of Part XI of UNCLOS was adopted on July 28, 1994 and became effective on July 28, 1996. The 1994 Implementation Agreement and Part XI of UNCLOS are to be interpreted and applied together as a single instrument. As of March 2026, UNCLOS had been signed by 171 States (countries) and the European Union.

International Seabed Authority

Overview

The ISA is an autonomous international organization established under UNCLOS and the 1994 Implementation Agreement to organize and control activities in the Area, particularly with a view to administering and regulating the development of the resources of the Area, in accordance with the legal regime established under UNCLOS and the 1994 Implementation Agreement. In so doing, the ISA has the mandate to regulate all mineral related activities in the Area for the benefit of humankind and ensure the effective protection of the marine environment from harmful effects that may arise from deep-seabed related activities. The ISA is comprised of UNCLOS State Parties, 171 Member States, and the European Union. All parties to UNCLOS are members of the ISA. Two principal organs establish the policies and govern the work of the ISA: the Assembly, where all 172 members are represented (the “Assembly”), and a 36-member council elected by the Assembly (the “Council”). The Council has two advisory subsidiary bodies: the Legal Technical Commission (“LTC”) (41 members), which advises the Council on matters relating to the exploration and collection of non-living marine resources, such as polymetallic nodules, polymetallic sulphides and cobalt-rich ferromanganese crusts, and the Finance Committee (15 members), which deals with budgetary and related matters.

All rules, regulations, and procedures issued by the ISA to regulate prospecting, exploration, and exploitation of marine mineral resources are issued within a general legal framework established by UNCLOS and the 1994 Implementation Agreement. To date, the ISA has issued the following regulations (https://isa.org.jm/the-mining-code/exploration-regulations/):

●	The Regulations on Prospecting and Exploration for Polymetallic Nodules in the CCZ (adopted July 13, 2000, as amended in 2013 and 2014; the Regulations).

●	The Regulations on Prospecting and Exploration for Polymetallic Sulphides (adopted May 7, 2010).
●	The Regulations on Prospecting and Exploration for Cobalt-Rich Ferromanganese Crusts in the CCZ (adopted July 2012).

No commercial polymetallic nodule collection operations have started anywhere in the world. Currently, ISA exploration activities are aimed at gathering the necessary information on the location, quality and quantity of the minerals of the seabed as well as collecting the necessary environmental and social baseline information. To date, the ISA has approved 17 contracts in the CCZ for exploration of nodules, one in the Indian Ocean and one in the Western Pacific Ocean covering more than 1.35 million square kilometers of the seabed. This represents 0.3 percent of the world’s oceans seafloor. Twelve of these contracts are sponsored by developing countries (including the sponsors of our subsidiaries NORI — Nauru, and TOML — Tonga). Thirteen countries and one intergovernmental consortium currently have contracts for the exploration of polymetallic nodules, seven countries have contracts for the exploration of polymetallic sulphides, and five countries have contracts for the exploration of cobalt-rich ferromanganese crusts. To date, no exploitation contracts for extracting minerals from the seafloor within the CCZ have been granted.

The ISA has been working since 2014 to complete the development of a legal framework to regulate the commercialization of mineral development activities but to date has been unable to complete its work.

The exploitation regulations will create the legal and technical framework for collection and related operations. Finalization of the exploitation regulations remains subject to the decision of the members of the ISA. Final exploitation regulations must be adopted by the Council. The ISA was targeting to finalize these regulations by July 2020 but did not complete its work. At its July 2023 28th Session meeting, the Council adopted a decision with a view to adopt final exploitation regulations during the 30th ISA session in 2025 but once again failed to finalize and adopt the regulations. There is currently no timeline or target agreed to by the ISA Council for the adoption of the exploitation regulations.

Section 1, paragraph 15 of the 1994 Implementation Agreement allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA of such intention. This notice obliges the ISA to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted its notice to the ISA requesting that it complete the adoption, by July 9, 2023, of rules, regulations and procedures necessary to facilitate the approval of plans of work for exploitation in the Area. The ISA did not complete the adoption of the rules, regulations and procedures by July 9, 2023, as required.

In the absence of the ISA exploitation regulations, standards and guidelines, NORI and TOML have not been able to apply for an exploitation contract from the ISA (“ISA Exploitation Contract”) to commence commercial-scale polymetallic nodule collection in the CCZ under UNCLOS.

It is unclear when the ISA will adopt the exploitation regulations and any necessary rules, regulations and procedures to facilitate the approval of a plan of work for exploitation, there can be no assurances that the adoption of these regulations will not be delayed or paused as a result of the actions of ISA member States. The Draft Exploitation Regulations and some supporting standards and guidelines exist, but there remains uncertainty regarding the final form that these will take as well as the impact that such regulations, standards and guidelines will have on NORI and TOML’s ability to begin commercial operations.

Pursuant to Section 1, paragraph 15(c) of the 1994 Implementation Agreement, if the ISA Council has not completed the adoption of such regulations within the prescribed time and an application for approval of a plan of work for exploitation is pending, the ISA shall nonetheless consider and provisionally approve such a plan of work for exploitation based on: (i) the provisions of the UNCLOS; (ii) any rules, regulations and procedures that the ISA may have adopted provisionally, (iii) the basis of the norms contained in the UNCLOS and (iv) the terms and principles contained in the Agreement relating to the Implementation of Part XI, including the principle of non-discrimination among contractors. There can be no assurance that the ISA will provisionally approve our plan of work once submitted or that such provisional approval would lead to the issuance of an exploitation contract by the ISA.

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

Consistent with NORI’s rights under the UNCLOS, and the 1994 Implementation Agreement, NORI reserves its right to submit an application for a plan of work for exploitation, which will be included as part of the application for an exploitation contract, prior to the ISA’s provisional adoption and approval of the exploitation regulations, the possibility of which was recognized in the ISA Council decisions ISBA/28/C/24 and ISBA/28/C/25, and to have that application considered and provisionally approved pursuant to Section 1, Paragraph 15 of the Annex to the 1994 Implementation Agreement.

ISA Environmental Review

The ISA is mandated through UNCLOS to “preserve and protect the marine environment” while developing the resources within the Area. The ISA is responsible for assessing the ESIA prepared by NORI and for granting the relevant permits.

The ISA has issued Regulations on Prospecting and Exploration for Polymetallic Nodules (adopted on July 13, 2000, updated on July 25, 2013 and on July 24, 2014). The regulations are complemented by the LTC’s recommendations for the guidance of contractors on assessing the environmental impacts of exploration.

The exploitation regulations on deep-seabed collection are not completed but will be complemented by various standards and guidelines, and environmental thresholds. The ISA is currently developing these standards and guidelines, and thresholds which need to be finalized by the LTC and adopted by the Council. The ISA has divided the required standards and guidelines in three phases.

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

Although the environmental impact review process has not yet been finalized, all contractors have been made aware that the ISA requires the completion of baseline studies and an EIA, culminating in an EIS for proposed commercial operations, prior to collection. An EIS and an EMMP, will be required as part of the application for an ISA Exploitation Contract for operations in the CCZ.

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

Sponsoring State Legislation

In addition, under the ISA regime, the sponsoring State has a responsibility to put in place legislation to ensure the entity it has sponsored complies with UNCLOS and ISA rules and regulations. Nauru implemented the Nauru International Seabed Minerals Act in 2015, which was amended and renamed to Nauru Seabed Minerals Authority Act in 2024, that NORI is required to comply with. Tonga implemented the Tonga Seabed Minerals Act 2014, which TOML is required to comply with as a contractor sponsored by the Kingdom of Tonga.

Applications and Contracts

TMC USA NOAA Applications

In April 2025, TMC USA, our wholly owned subsidiary, submitted two exploration license applications and one commercial recovery permit application to NOAA under DSHMRA covering defined areas within the CCZ.

In January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application under NOAA’s newly established consolidated review process. The consolidated application covers areas previously included in the April 2025 applications.

These applications are currently under review by NOAA. There can be no assurance that NOAA will issue the requested exploration licenses or commercial recovery permit on a timely basis, on commercially viable terms, or at all.

See “Exploration Contracts and Exploration License Applications” above for additional information about these applications.

The NORI ISA Exploration Contract

In July 2011, our wholly-owned subsidiary, NORI, was granted a polymetallic nodule exploration contract by the ISA, providing it exclusive rights to explore 74,830 square kilometers in the CCZ pursuant to the NORI Exploration Contract (“NORI Exploration Contract”). The NORI Exploration Contract was approved by the Council on July 19, 2011, and entered into on July 22, 2011, between NORI and the ISA, and terminates on July 22, 2026, subject to a potential extension.

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

NORI is required to submit an application for extension no later than six months before the expiration of the contract. NORI submitted an application for a five-year extension on January 19, 2026. The extension application is currently being reviewed by the ISA’s Legal and Technical Commission.

The ISA Council may suspend or terminate the NORI Exploration Contract, without prejudice to any other rights that the ISA may have, if any of the following events should occur:

●	if, in spite of written warnings by the ISA, NORI has conducted its activities in such a way as to result in serious persistent and willful violations of the fundamental terms of the NORI Exploration Contract, Part XI of UNCLOS, the 1994 Implementation Agreement and the rules, regulations and procedures of the ISA: to this point, NORI is compliant and has never received a written warning from the ISA;
●	if NORI has failed to comply with a final binding decision of the dispute settlement body applicable to it; or
●	if NORI becomes insolvent or commits an act of bankruptcy or enters into any agreement for composition with its creditors or goes into liquidation or receivership, whether compulsory or voluntary, or petitions or applies to any tribunal for the appointment of a receiver or a trustee or receiver for itself or commences any proceedings relating to itself under any bankruptcy, insolvency or readjustment of debt law, whether now or hereafter in effect, other than for the purpose of reconstruction.

Additionally, if the nationality or control of NORI changes or NORI’s sponsoring State, as defined in the Regulations, terminates its sponsorship and NORI does not obtain another sponsor meeting the requirements prescribed in the Regulations, then the NORI Exploration Contract will terminate.

The NORI Sponsorship Agreement

NORI is sponsored to carry out its mineral exploration activities in the CCZ by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. Sponsorship of an entity requires the sponsoring State to certify that it assumes responsibility for the entity’s activities in the CCZ in accordance with UNCLOS. NORI is a Nauruan incorporated entity and is subject to applicable Nauruan legislation and regulations. In 2015, the Nauruan government established the Nauru Seabed Minerals Authority to regulate activities carried out by companies sponsored by Nauru.

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

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules within the NORI Contract Area of the CCZ. On May 29, 2025, Nauru and NORI signed a revised Sponsorship Agreement, updating the terms of the Sponsorship Agreement signed between the parties in 2017.

The revised Sponsorship Agreement will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party or upon the assignment of NORIs rights and the transfer of sponsorship to another sponsoring State. Under the agreement, NORI will pay the Republic of Nauru a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, subject to annual inflation adjustment. In addition, NORI will pay an annual administration fee, initially capped at $500,000, to support Nauru’s administration of its sponsorship and regulatory oversight. The agreement also provides for potential continuity payments to Nauru, if a subsidiary other than NORI develops nodules in the NORI Contract Area under the U.S. regulatory regime, with the specific payment amounts and schedule to be agreed by the parties in such circumstances. During any period in which such continuity payments are made, NORI has agreed to maintain an office in Nauru and make annual investments in local presence, community initiatives and training and capacity-building programs for Nauruan nationals. In connection with the revised Sponsorship Agreement, Nauru was granted warrants to purchase 9,146,268 of our common shares at an exercise price of $4.72. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Nauru, under which we guarantee certain financial obligations of NORI under Nauruan law and the Sponsorship Agreement and provides limited indemnification.

The TOML ISA Exploration Contract

In March 2020, we acquired TOML from Deep Sea Mining Finance Limited, providing us with exclusive rights to explore a 74,713 square kilometers area of the CCZ seabed. TOML holds an exploration contract granted by the ISA and sponsored by the Kingdom of Tonga pursuant to the TOML Exploration Contract (“TOML Exploration Contract”). The plan of work was approved by the Council, acting on the recommendation of the LTC, on July 19, 2011. The TOML Exploration Contract was then signed on January 11, 2012 between TOML and the ISA and terminates on January 11, 2027, subject to a potential extension under the terms of the agreement. TOML expects to submit an exploration contract extension request to the ISA in 2026 requesting a 5-year extension of the contract.

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

The TOML Sponsorship Agreement

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. TOML updated the sponsorship agreement with Tonga in September 2021 and again on August 4, 2025.

The revised Sponsorship Agreement between the Government of the Kingdom of Tonga, and TOML will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party. Under the agreement, the Kingdom of Tonga will continue to sponsor TOML’s seabed mineral activities in the ISA contract area. Upon commencement of commercial recovery of polymetallic nodules under an ISA contract, TOML will pay the Tonga Seabed Minerals Authority a commercial recovery payment of $2 per tonne of polymetallic nodules recovered from the contract area, subject to annual inflation adjustment. In addition, TOML will pay an annual administration fee of $90,000, which may increase by up to 5% annually, to support the administration of Tonga’s sponsorship and regulatory oversight. The agreement also provides for potential continuity benefit payments to Tonga if a subsidiary other than TOML develops nodules in the TOML Contract Area under the U.S. regulatory regime. During any period in which such continuity benefits are provided, TOML has agreed to maintain an office in Tonga and make annual investments in local presence, community initiatives and training and capacity-building programs for Tongan nationals. In connection with the revised Sponsorship Agreement, Tonga was granted warrants to purchase 1,000,000 of our common shares at an exercise price of $5.87. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Tonga, under which we guarantee certain financial obligations of TOML under Tongan law and the Sponsorship Agreement and provides limited indemnification.

Royalties and Taxes

Royalties and taxes payable on any future production from the CCZ under an ISA contract will be stipulated in the ISA’s exploitation regulations. While the rates of payments are yet to be set by the ISA, the 1994 Implementation Agreement (Section 8(1)(b)) prescribes that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.”

Under the NORI Sponsorship Agreement between the Republic of Nauru and NORI and under the TOML Sponsorship Agreement between the Kingdom of Tonga and TOML, upon commencement of commercial recovery of polymetallic nodules under ISA contracts, NORI and TOML have agreed to pay Nauru and Tonga a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered, annually adjusted on a compounding basis based on the official inflation rate in the United States. In addition, NORI and TOML will pay an annual administration fee to Nauru and Tonga to support the administration of the sponsorship agreement and regulatory oversight. The agreements also provide for continuity payments to Nauru and Tonga. NORI and TOML have also committed to maintaining an in-country presence and supporting local social, community, training and capacity-building initiatives, and to paying corporate income taxes in Nauru and Tonga, respectively, in accordance with applicable laws. In connection with the revised NORI and TOML Sponsorship Agreements, we issued to Nauru and Tonga warrants to purchase common shares.

Under DSHMRA and its implementing regulations payment of administrative application fees for exploration licenses and commercial recovery permits are required, but neither the statute nor the current regulations impose production royalties, resource extraction taxes, or revenue-based payments on recovered minerals. DSHMRA does establish a statutory framework for potential future revenue sharing in connection with an international seabed mining regime if the United States becomes party to an applicable international seabed mining regime, but no such payment obligations are presently in effect.

Exploration Activities and Project Development

NORI’s assessment is that it is in compliance with existing exploration contracts. In addition to working on key engineering aspects of the project such as designing the final nodule collector and the dewatering facility, NORI is also continuing the following tasks:

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

Human Capital

As of December 31, 2025, we employed forty-eight (48) employees and contractors. None of our staff are covered by collective bargaining agreements.

Attracting Talent. Our team is comprised of highly skilled individuals from a variety of fields. Geographically, our staff are located in the U.S., Nauru, Tonga, Canada, Australia, United Kingdom and United Arab Emirates. We are committed to attracting, developing and retaining world-class talent from diverse backgrounds. Our goal is to develop cultural competency by seeking knowledge, increasing awareness, modeling respect and promoting inclusion.

People Engagement. As a company working to pioneer a new industry, our success depends on attracting and retaining strong, independent, entrepreneurial, and multi-talented team members capable of dealing with high levels of uncertainty and adversity. Our team is distributed across several continents and several time zones, with remote working being the norm for most of our staff and multi-week offshore campaigns being the norm for our offshore team. Despite physical and temporal separation, we maintain a strong sense of cohesion by attracting people who are intrinsically motivated by the company’s purpose and core values, cultivating a flat organizational structure and deep care for each other. We rely on regular management and company meetings, ongoing communication flows across different technology platforms, frequent ad hoc video communication and creating opportunities for in-person gatherings. We offer our team members flexible work schedules and autonomy in managing their time while encouraging them to set boundaries between work on our shared mission and their home lives.

Compensation and Benefits. We compensate our staff competitively. In addition to salaries, our compensation and benefits program includes annual discretionary bonuses, equity awards, an employee stock purchase plan, a 401(k) contribution/superannuation or RRSP benefit contribution (as applicable jurisdictionally), healthcare and insurance benefits, health savings and flexible spending accounts. Our annual equity compensation is focused on company priorities that we believe create long-term value for our stakeholders. Long-term equity awards typically vest over three years, aligning the interests of staff and shareholders while encouraging long-term business continuity particularly amidst a rush of new companies into the deep-sea mining industry.

Environment, Health & Safety (EHS). Our EHS vision is to fully integrate environmental, health and safety into our operations, and to create a workplace free of incidents. We also relied on the EHS programs of our partners Allseas and an offshore support service provider to conduct our operations in a safe manner and in compliance with applicable safety laws, rules and regulations. These all involve EHS systems incorporating thorough planning, risk assessment and disciplined implementation of controls as well as culturally-based safety observations systems like safe act observations and obligation of “stop work if it is unsafe to proceed”.

Available Information

Our internet address is https://metals.co, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our website address in this Annual Report only as an inactive textual reference. Information contained in our website does not constitute a part of this Annual Report or our other filings with the SEC.

Corporate Information

We are a corporation existing under the laws of British Columbia, Canada. Our registered and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia V6E 2J3, Canada, and our telephone number is (888) 458-3420. We do not have a physical office in Vancouver, British Columbia, our directors and executive officers work remotely in various countries around the world, and the Vancouver, British Columbia address disclosed is our registered and records office required under the Business Corporations Act (British Columbia).

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

Summary of Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.
●	Our resource development activities are subject to changes in government regulation and political instability.
●	Changes to any of the laws, rules, regulations or policies to which we are subject could have a significant impact on our business.

●	Our exploration, development, collecting, shipping, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.
●	The grade and quality of the polymetallic nodule deposits that we intend to develop are estimates, and there are no guarantees that such deposits will be suitable for collecting or commercialization.
●	No seafloor polymetallic nodule deposit has ever been commercially collected, and our offshore collection technology and development plans and processes may not be sufficient to accomplish our objectives.
●	Mineral resource estimates from the contract areas of NORI and TOML are only estimates.
●	Our business is subject to significant risks, and we may never develop minerals in sufficient grade or quantities to justify commercial operations.
●	Uncertainty in our estimates of polymetallic nodule deposits could result in lower-than-expected revenues and higher costs.
●	We operate in a highly competitive industry, and there are no assurances that our efforts will be successful.
●	The prevailing market prices of nickel, manganese, copper, cobalt, and other commodities will have a material impact on our ability to achieve commercial success.
●	We may be adversely affected by fluctuations in demand for nickel, manganese, copper, cobalt, and other commodities.
●	Negative perceptions related to the offshore collection of polymetallic nodules could have a material adverse effect on our business.
●	We, our partners and our shareholders may be adversely impacted by pressure and lobbying from non-governmental organizations.
●	Offshore collection and onshore processing and refining operations pose inherent risks and costs that may negatively impact our business.
●	Our business is contingent on our ability to successfully identify, collect, ship and process polymetallic nodules profitably, and in doing so, we will need to rely on certain existing and future strategic relationships, some of which we may be unable to maintain and/or develop.
●	Some of the offshore equipment that we will need to accomplish our objectives has not been manufactured and/or tested.
●	Our business is substantially dependent on our strategic relationship with Allseas. If we and Allseas are unable to successfully maintain and expand this relationship, our business may be materially harmed.
●	The polymetallic nodules that we may recover will require specialized treatment and processing, and there is no certainty that such processes will result in a recovery of metals that is consistent with our expectations, or that we will be able to develop or otherwise access processing plants that are suitable for our purposes.
●	Our exploration, development and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.

●	Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.
●	We have a limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.
●	We depend on key personnel for the success of our business. The loss of key personnel or the hiring of ineffective personnel could negatively impact our operations and profitability.
●	We are dependent upon information technology systems, which are subject to cyber threats, disruption, damage and failure.
●	Our business is capital intensive, and we will be required to raise additional funds in the future to accomplish our objectives. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to reduce or terminate our operations.
●	We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares and sales of a substantial amount of our common shares may cause the price of our common shares to fall.
●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
●	If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and we may face litigation.
●	We are exposed to risks vis-à-vis our multi-national operations, which could adversely affect our business.
●	We may be classified as a PFIC in any taxable year, which could result in adverse U.S. federal income tax consequences to U.S. holders.

I.    Regulatory and Environmental Risks.

Our business is subject to numerous regulatory uncertainties which, if not resolved in our favor, would have a material adverse impact on our business.

Both the ISA regulatory regime under UNCLOS and the U.S. regulatory regime under DSHMRA have not yet been used for commercial production of seafloor polymetallic nodules and, to date, no commercial collection (also referred to as “mining,” “exploitation” or “harvesting”) of nodules has occurred on the seafloor in the area of the high seas beyond the limits of national jurisdiction (the “Area”), which includes the CCZ.

DSHMRA Regime

To date, NOAA has not issued a commercial recovery permit, and the legal framework, while established, has not yet been applied to the full lifecycle of a seabed mining project. Despite our applications now under NOAA review, there can be no assurance that such review will lead to NOAA granting TMC USA any exploration licenses or a commercial recovery permit on a timely basis or at all, or on commercially viable terms and conditions, which would materially and negatively impact our business, financial condition, liquidity, results of operations and prospects. In addition, there is no assurance that we will be able to comply with, or obtain a waiver of, the requirement under DSHMRA that minerals be processed in the United States.

In addition, permitting under DSHMRA subjects TMC USA to a complex regulatory system in the United States which we are in the initial stages of analyzing to determine applicability and how compliance will impact our development plans and potential commercial operations. We will need to be in full compliance with U.S. environmental laws, and NOAA may deny a commercial recovery permit if it determines that significant adverse environmental effects cannot be adequately mitigated. The review and approval process will also be subject to a full EIS process under NEPA, as well as public comments and potential legal challenge in U.S. courts by third parties who can show that they are adversely affected or aggrieved by NOAA’s actions. Although the Executive Order 14825 signed by President Trump on April 24, 2025 directs the Commerce Secretary to implement an expedited permitting process under DSHMRA, the timing of license or permit issuance remains uncertain while there are statutory guidelines as to timing, there are no mandatory deadlines under DSHMRA and actual review timelines will depend on the scope and outcome of NOAA’s assessment.

Success under the U.S. regulatory pathway will also require continued policy support from the U.S. executive branch and agencies such as NOAA and the Department of Commerce. Shifts in U.S. political priorities, legal interpretations, or agency leadership could adversely affect our ability to obtain and maintain required approvals or to rely on DSHMRA as a viable permitting pathway.

Although NOAA has determined that our applications for exploration licenses are in full compliance and our consolidated application is in substantial compliance with the applicable requirements under DSHMRA and its implementing regulations and provide us with priority rights in the application areas under DSHMRA, if such priority rights were to be terminated or successfully challenged by a third party, our business prospects and financial condition would be materially adversely affected.

UNCLOS Regime

On March 4, 2023, the United Nations finalized the text of the UN High Seas Treaty. The treaty does not replace or amend UNCLOS, or the authority of the ISA, and must be interpreted consistently with the provisions of the Convention, including the rights granted thereunder.

Despite the release by the ISA of the Draft Regulations on Exploitation of Mineral Resources (the “Draft Regulations”), finalization of such regulations remains subject to negotiation, approval and adoption by the ISA. Once adopted, these regulations will add to the legal and technical framework for exploitation of the polymetallic nodules in the NORI and TOML contract areas.

Section 1, paragraph 15 of the Annex to the 1994 Agreement Relating to the Implementation of Part XI of UNCLOS (the “1994 Agreement”) allows a member state whose national intends to apply for approval of a plan of work for exploitation to notify the ISA Council of such intention. This notice obliges the ISA Council to complete the adoption of exploitation regulations within two years of the request made by the member state.

On June 25, 2021, Nauru submitted such a notice, with an effective date of July 9, 2021, to the ISA requesting that it complete the adoption of rules, regulations and procedures (“RRPs” or the “Mining Code”) necessary to facilitate the approval of plans of work for exploitation in the Area. As a result of that notice, the ISA was required to adopt the relevant RRPs for exploitation by July 9, 2023. The ISA, however, did not adopt the RRPs for exploitation by the July 9, 2023 deadline. At its July 2023 session, the ISA released a road map for the finalization of the Mining Code, with a view to its adoption during the 30th Session of the ISA in 2025. The road map included three scheduled ISA Council meetings through July 2024 to elaborate on the Mining Code. The Mining Code was not completed at the July 2024 ISA Council meetings and during these meetings, the ISA agreed to continue the negotiations of the Mining Code with a continued view to its adoption during the 30th Session of the ISA in 2025 but once again failed to finalize and adopt the regulations. There is currently no timeline or target agreed to by the ISA Council for the adoption of the regulations. Although we believe the ISA will adopt the Mining Code, there can be no assurances that the Mining Code will be adopted in 2026, or at all, as a result of actions of ISA member States or otherwise. For example, at least 32 of the 171 ISA member States have expressed reservations about the timing of commercialization of seafloor mineral resources and have called for a ban, moratorium, or precautionary pause on the commercialization of these resources. In addition, although the Draft Regulations and several supporting standards and guidelines exist, there remains uncertainty regarding the final form that these will take, as well as the impact that such regulations, standards and guidelines will have on our ability to meet our objectives.

As the ISA Council did not complete the adoption and elaboration of the Mining Code by the prescribed deadline of July 9, 2023, pursuant to Section 1, Paragraph 15(c) of the Annex to the 1994 Agreement, if an application for a plan of work for exploitation is now submitted to the ISA, the ISA Council is nonetheless required to consider and provisionally approve such a plan of work based on: (i) the provisions of UNCLOS; (ii) any rules, regulations and procedures that the ISA Council may have adopted provisionally, (iii) the basis of the norms contained in UNCLOS and (iv) the terms and principles contained in the 1994 Agreement and the principle of non-discrimination among contractors.

Under UNCLOS, the collection of polymetallic nodules in NORI and TOML’s contract areas will require approval of an ISA application for a plan of work for exploitation (which will authorize commercial collection activities). As part of the application for an ISA plan of work for exploitation, all contractors are required to complete baseline studies and an Environment and Social Impact Assessment (ESIA), culminating in an EIS, prior to collecting nodules at a commercial scale. The EIS would be accompanied by an Environmental Monitoring and Management Plan (EMMP) which is expected to specify the objectives and purpose of all monitoring requirements, the components to be monitored, frequency of monitoring, methods of monitoring, analysis required in each monitoring component, monitoring data management and reporting.

In order to move NORI and TOML’s exploration projects into commercial production under the UNCLOS regime, our wholly owned subsidiaries, NORI and TOML will each need to receive an exploitation contract with the ISA, in addition to obtaining related permits that may be required by their commercial partners. There can be no assurance that the ISA will approve the application for a plan of work for exploitation and issue an exploitation contract to our subsidiaries in a timely manner or at all. Even if the ISA timely evaluates such application(s), our subsidiaries may be required to submit a supplementary EIS or perform additional studies or campaigns before obtaining approval. As such, there is a risk that an exploitation contract may not be granted by the ISA, or may not be granted on a timely basis, thereby delaying NORI and TOML’s potential timeline for commercial exploitation, or may be granted on uneconomic terms.

Similarly, with respect to sponsoring State regulation, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that would limit or curtail production or development by our subsidiaries. Amendments to current laws and regulations governing the operations and activities of deep-sea mineral resources companies, or changes in interpretation thereto, or the unwillingness of countries throughout the world to enforce such laws and regulations, could have a material adverse impact on our business, and could cause increases in exploration expenses, capital expenditures, production costs, or put the security of our equipment at risk to activism or piracy. Such amendments could also cause reductions in our future production, or the delay or abandonment in the development of our polymetallic mineral resource properties. There can be no certainty that actions by governmental and regulatory authorities, including changes in regulation, taxation and other fiscal regimes, will not adversely impact our projects or our business. Further, our operations depend on the continuation of the sponsorship agreements between our subsidiaries NORI and TOML and each of their host Sponsoring States, Nauru and Tonga, respectively. Each subsidiary has been registered and incorporated within such host State and each host State has maintained effective control, supervision, regulation, and sponsorship over the conduct of such subsidiary. While we have beneficial ownership over these subsidiaries, each subsidiary operates under the regulation and sponsorship of Nauru and Tonga. If such arrangement is challenged, or sponsorship is terminated, we may have to restructure the ownership or operations of each subsidiary to ensure continued State sponsorship. Failure to maintain sponsorship, or secure new state sponsorship, will have a material impact on the subsidiary and on our overall business and operations.

While the rates of payments are yet to be set by the ISA, the 1994 Agreement prescribes a relevant framework that the rates of payments “shall be within the range of those prevailing in respect of land-based mining of the same or similar minerals in order to avoid giving deep seabed miners an artificial competitive advantage or imposing on them a competitive disadvantage.” The ISA has held workshops with stakeholders to discuss and seek comments on the potential financial regime for the collecting of polymetallic nodules in the CCZ. There can be no assurance that the ISA will put in place a Mining Code in a timely manner or at all. Such regulations may also impose burdensome obligations or restrictions on NORI and TOML, and/or may contain terms that do not enable NORI and TOML to develop their projects.

NORI and TOML currently hold exclusive exploration rights granted by the ISA to two polymetallic nodule areas in the CCZ. The exploration contracts for each of these areas require NORI and TOML to conduct certain activities in accordance with approved plans of work. Our operations in the CCZ are being conducted under our ISA exploration contracts and will be conducted under these contracts until we receive an exploration license or commercial recovery permit under DSHMRA from NOAA. The NORI Exploration Contract terminates in July 2026 and the TOML Exploration Contract terminates in January 2027. We have submitted an application to the ISA to extend the NORI Exploration Contract and plan to submit an application to the ISA to extend the TOML Exploration Contract, in each case for an additional five years. The suspension or termination, including the non-renewal of the NORI Exploration Contract would, and of the TOML Exploration Contract could, have a material and adverse effect on our future business prospects and financial condition.

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

Our efforts to pursue deep-sea nodule exploration licenses and a commercial recovery permit under DSHMRA may subject us to conflicting regulatory regimes, uncertain legal interpretations, and operational risks that could adversely affect our business.

As described above, we have initiated a U.S.-based regulatory pathway with the U.S. Department of Commerce and NOAA under DSHMRA for the commercial recovery of polymetallic nodules in the CCZ, while NORI and TOML are maintaining their rights under their exploration contracts issued by the ISA under UNCLOS. We are now prioritizing this U.S. pathway, while preserving our subsidiaries’ rights under their ISA exploration contracts. Although we believe this dual-path approach enhances optionality, it introduces additional risks and complexities, arising from the interaction of parallel international and national regulatory regimes. For example, a U.S.-issued permit would be a unilateral authorization by the United States not formally recognized by the ISA or by states that are parties to UNCLOS. We do not believe pursuing licenses and permits with NOAA under DSHMRA nullifies our subsidiaries’ ISA exploration contracts or their sponsorship contracts with the Republic of Nauru and the Kingdom of Tonga, and NORI and TOML are in compliance with each of their ISA exploration contracts and each of their sponsorship contracts. There can be no assurances, however, that the ISA may not attempt to suspend or terminate NORI and TOML’s existing exploration contracts or that it will renew our NORI exploration contract when it expires in July 2026 or our TOML’s exploration contract when it expires in January 2027. Nor can there be assurances that NORI and TOML’s sponsorship contracts will not be suspended or terminated. In addition, if we proceed under the DSHMRA regime and secure U.S. permits, NORI and TOML may need to relinquish or suspend overlapping rights held under their ISA exploration contracts, which could raise diplomatic concerns or be perceived as undermining the ISA’s authority and allow the ISA to grant rights to these overlapping areas to other parties. While we believe our dual-path strategy is legally sound and the Trump administration, the U.S. Department of Commerce and NOAA have stated that U.S. companies can apply for exploration licenses and commercial recovery permits for deep-sea mining in ocean areas beyond national jurisdiction under DSHMRA, the announcement or implementation of this strategy may cause additional regulatory and political tensions, delay ISA decision-making, or impair NORI and TOML’s ability to secure or maintain exploration contracts or an exploitation contract under the ISA framework and may result in our need to engage in costly and time-consuming litigation to enforce our and/or our subsidiaries’ rights. In addition, a commercial recovery permit issued to us under DSHMRA, if any, may not be recognized by states that are parties to UNCLOS or by the ISA and may be regarded by UNCLOS parties and the ISA as a violation of international law, including UNCLOS, which could affect international perceptions of the project, and could have implications for logistics, processing, and market access in UNCLOS parties for seabed minerals extracted under a U.S. license or permit and for downstream products containing them, or for partnerships involving foreign entities, and could also result in actions, pursuant to UNCLOS, against us under the national laws of UNCLOS state parties, any or all of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

There is a risk that a State sponsoring activities in a project area ceases to be a sponsor, or is not permitted to be a sponsor, or that NORI and TOML cease to remain as sponsored contractors by such State; and if an agreement cannot be reached with a substitute sponsoring State, or if NORI or TOML are unable to transfer the sponsorship with Nauru and Tonga to another State, these subsidiaries will be required to cease activities in the CCZ under UNCLOS.

Additionally, there is little jurisprudence or interpretative guidance regarding the application of the sponsorship regulations that are applicable to NORI and TOML’s business. For example, with respect to the question as to which state’s regulations apply to the activities of any contractor (such as NORI or TOML), we have taken the view that incorporation, registration and the grant of nationality are critical factors, amongst others, notwithstanding the beneficial ownership of a subsidiary by its parent (“beneficial ownership”). While this position has not been challenged by NORI and TOML’s Sponsoring States or the ISA, certain organizations and member states to the ISA that oppose the deep-sea polymetallic nodule exploration and collecting industry have advocated for the use of a beneficial ownership test for state sponsorship, and there are no guarantees that our interpretation will be universally accepted in the future.

The seabed mineral exploration activities of our subsidiaries and their future project development prospects could be affected in varying degrees by political instability, including administration changes, the recent outbreak of war in Iran, and changes in government regulation relating to foreign investment and the deep-sea polymetallic collecting business, including expropriation. Operations may also be affected in varying degrees by possible natural disasters in the region, terrorism, military conflict, crime, piracy, fluctuations in currency rates, and high inflation. In addition, from time to time, governments may nationalize private businesses, including companies such as those within our group. There can be no assurance that the governments of countries where we or our affiliates or third-party contractors operate or the governments with which our subsidiaries work in the CCZ will not nationalize companies such as ours and our assets in the future or impose burdensome obligations or restrictions. There can also be no assurance that NOAA or the ISA will not impose burdensome obligations or restrictions on our business or our projects (or those of our affiliates and third-party contractors), or that they will not implement policies or regulations that would prevent us from accomplishing our objectives.

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

Our exploration, development, collecting, processing and refining activities are subject to extensive and costly environmental requirements, and current and future laws, regulations, and permits may impose significant costs, liabilities, or obligations, or could limit or prevent our ability to continue our operations as currently contemplated or to undertake new operations.

All phases of exploring for, collecting and processing polymetallic nodules are subject to environmental regulation in multiple jurisdictions, including under international frameworks administered by the ISA and under national laws and regulations administered by governmental authorities, including NOAA pursuant to DSHMRA. No seafloor polymetallic nodule deposit has been developed commercially to date, and the environmental parameters, data sets, methodologies and mitigation measures that regulators may require in connection with the authorization of commercial-scale deep-sea mineral activities have not been fully established under either regime.

Under the ISA framework, the standards, guidelines and procedures applicable to exploitation activities continue to evolve, and a full environmental and social impact assessment for commercial deep-sea nodule collection has not yet been completed and approved. The required scope, content and assessment standards for an ESIA and associated EMMPs have not been finalized, and changes to those standards could require revisions to submissions made by our subsidiaries (NORI and TOML) in connection with any exploitation contract application. The timing, content and outcome of any ISA review process remains uncertain, and the adoption of additional environmental requirements, procedural safeguards or policy measures could materially affect NORI and TOML’s anticipated development timelines or the economic viability of their projects.

In parallel, under the United States regulatory framework, commercial recovery activities would require licenses and permits issued by NOAA, including approvals relating to environmental impact assessment, mitigation, monitoring and compliance with applicable federal environmental statutes. While the United States has an established permitting regime under the DSHMRA, the application of that framework to commercial-scale polymetallic nodule recovery has not been tested in practice. Regulatory interpretations, environmental review expectations, interagency coordination requirements and potential judicial review under U.S. law introduce additional uncertainty, and there can be no assurance that permits or licenses will be granted on acceptable terms, within anticipated timeframes, or at all.

Nodule collection operations in the CCZ are expected to disturb wildlife in the operating area and may affect ecosystem function. The nature, extent and duration of these impacts are expected to vary by species and habitat and remain subject to significant scientific uncertainty. Our environmental campaigns to establish baseline conditions, pilot collection systems and monitor potential impacts have been completed, and data processing and analysis is ongoing. As with land-based mining, these studies may not definitively establish the full impacts of operations on biodiversity. Given the scale, depth and logistical challenges of the deep-sea environment, a complete biological inventory may never be established, and impacts on CCZ biodiversity and ecosystem services may never be fully or definitively known.

It is also not definitively known whether the risk of biodiversity loss in the CCZ can be eliminated or sufficiently mitigated through spatial protection measures, operational controls or other mitigation strategies, or how long disturbed seabed areas may take to recover naturally. While prior research suggests that certain fauna may recover over years to decades, significant uncertainty remains, particularly with respect to species that depend on polymetallic nodules as hard substrate for critical life functions. The effectiveness of mitigation measures such as partial nodule retention, no-collection zones and habitat connectivity corridors remains under active study and may vary materially by location and operating conditions.

Although we intend to design and operate our collection systems to mitigate and reduce potential harm to the seafloor, marine life and ecosystem function, we do not know whether the ISA or regulatory authorities under national permitting regimes will impose additional or more onerous restoration, rehabilitation, offset or long-term monitoring obligations. Any such requirements, to the extent they are costly, operationally restrictive or open-ended, could result in material changes to our and our subsidiaries’ businesses, increased capital or operating expenditures, or delays or limitations on our ability to proceed with development as currently contemplated.

Environmental permitting processes under both international and national regimes are expected to involve multiple layers of technical review, public scrutiny and potential legal challenge. Under the ISA framework, reviews by the Secretariat, the Legal and Technical Commission and the Council introduce procedural and political risk, and proposed exploitation activities may be subject to opposition from member states or non-governmental organizations, including calls for moratoria or other restrictions on deep-sea mining activities. Under national permitting regimes, including in the United States, approvals may be subject to administrative appeals or judicial review, which could delay or prevent project development.

In addition, sponsoring state approvals, governmental licenses and permits may be required in connection with our activities, and failure to obtain or maintain such approvals could curtail or prohibit planned operations. Failure to comply with applicable environmental laws, regulations or permit conditions may result in enforcement actions, including suspension or cessation of operations, monetary penalties, remedial obligations or civil or criminal liability. Parties engaged in collection operations may also be required to compensate third parties for loss or damage arising from such activities. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Seafloor polymetallic nodules have never been commercially mined, and there is a risk that our offshore collection and recovery methods and the equipment that we intend to utilize during this process, including transferring nodules to transport vessels and delivering of nodules to port, may not be adequate for the economic development of seafloor polymetallic nodule deposits. The equipment and technology that we intend to utilize has not been fully proven in such subsea conditions and for this specific material and application, and failure to adapt existing equipment or to develop suitable equipment or recovery, transportation and development techniques for the prevailing material and seafloor conditions would have a material adverse effect on the business of our subsidiaries, and the results of their operations and financial condition. As a result, even if we obtain the necessary licenses, permits or approvals to proceed under one or more regulatory pathways, including under the ISA or NOAA, there are no assurances that we will have successfully completed all development and pre-production work necessary to start commercial production. We have partnered with Allseas, a leading global offshore contractor, to undertake a pre-production pilot collection system test in which a collector vehicle, a riser and lift system and surface production vessel have been tested. Although the pilot collection system test was successful, pilot-scale testing does not replicate all conditions or risks associated with continuous commercial-scale operations, and there can be no assurance that the technology, systems or operating procedures tested to date will be adequate for sustained full-scale commercial production.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system and, in August 2023 entered into an exclusive use agreement with respect to the vessel the Hidden Gem. We anticipate reaching agreements with Allseas in 2026 on definitive contract terms for both the development of collection system (including preparation of the Hidden Gem and the first nodule collection system), and for initial commercial nodule production and the extension of our exclusive use agreement with respect to the Hidden Gem. There can be no assurances, however, that we will enter into definitive agreements with Allseas in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet and the exclusive use agreement, or that if such definitive agreements are entered into by us that the proposed commercial systems and additional production vessel(s) will be successfully developed or operated in a particular time period, or at all and hence, we may be delayed in obtaining offshore collection equipment in the event we do not reach agreement with Allseas and have to develop such equipment on our own or through new third-party contractual relationships.

We are reliant on third parties to conduct independent analyses with respect to our business, and any inaccuracies in such analyses could have a material adverse effect on our offshore collection and onshore processing and refining objectives.

We rely upon third-party consultants, engineers, analysts, scientists, and others to provide analyses, reviews, reports, advice, and opinions regarding our potential projects, such as the NORI-D PFS and the TOML and NORI IA. The NORI-D PFS and the TOML and NORI IA contain analyses and determinations by third party experts regarding the mineral resources in the subject areas and, in the case of the NORI-D PFS, mineral reserve estimates and other technical and economic information with respect to our contract areas. While these studies have been prepared by qualified persons, they are inherently based on assumptions and interpretations that may change over time or prove inaccurate. There is a risk that such analyses, reviews, reports, advice, opinions, and projects are incorrect or become outdated over time or as our plans change, in particular with respect to mineral resource and reserve estimation, process development, recommendations for products to be produced, capital and operating cost estimates, and forecasted revenue streams. Both the NORI-D PFS and TOML and NORI IA are subject to the risks and uncertainties that apply to early-stage technical studies, including that results may not be realized as currently presented. Uncertainties are also inherent in such estimations.

Mineral resource and mineral reserve estimates from the contract areas of NORI and TOML are only estimates.

Estimates of mineral resources and mineral reserves from the contract areas of NORI and TOML described in our SEC filings and reported in the NORI-D PFS and the TOML and NORI IA technical reports prepared by AMC depend on geological interpretation and statistical inferences or assumptions drawn from survey data and recovery and sampling analysis, which might prove to be materially inaccurate. While these reports have been provided by experts, there is a degree of uncertainty attributable to the estimation of mineral resources and mineral reserves. Except for the probable mineral reserves declared in the NORI-D PFS for the Initial Mining Area of NORI Area D as described in the NORI-D PFS, mineral reserves have not been defined for our other contract areas and will require completion of further studies. The NORI-D PFS is not a feasibility study and does not support a development decision, and the TOML and NORI IA is preliminary in nature, contains no mineral reserves, and is not sufficient to determine the economic viability of a mining project. Additionally, the NORI-D PFS does not include the conversion of all mineral resources included in NORI Area D to mineral reserves and does not include the conversion of any mineral resources to proven mineral reserves. You are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves or that probable mineral reserves will ever be upgraded to proven mineral reserves. Until mineral deposits are actually mined and processed, mineral resources and mineral reserves must be considered as estimates only. Until mineral resources and mineral reserves are actually collected and processed on a commercial scale, the quantity of metal and nodule abundance must be considered as estimates only, and no assurance can be given that the indicated levels of metals will be produced. The estimation of mineral reserves and mineral resources is an iterative process and is, at times, partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, experience, statistical analysis of data and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. Estimated mineral reserves and mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity, actual production experience, or changes in operating or regulatory conditions. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates, or other important factors that influence mineral reserve and mineral resource estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in volume and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. We cannot provide assurance that polymetallic nodules can be collected or processed profitably. The mineral resource and mineral reserve estimates in our SEC filings have been determined and valued based on assumed future metal prices, cut-off grades, production rates, and operating costs that may prove to be inaccurate.

Extended declines in the market price for nickel, manganese, copper, and cobalt may render portions of our mineralization uneconomic and result in reduced reported volume and grades, which in turn could have a material adverse effect on our financial performance, financial position, and results of operations. In addition, inferred mineral resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. You should not assume that any part of an inferred mineral resource will be upgraded to a higher category or that any of the mineral resources will be reclassified as mineral reserves. A part of the measured and indicated mineral resource in the NORI Area D have been classified as 51 million tonnes of probable mineral reserves in the NORI-D PFS, with the balance of the resource remaining in the measured and indicated and inferred categories.

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

No deep-sea polymetallic properties in the CCZ that have been identified have as of today been developed into production. Exploration and exploitation risks exist in the discovery, location, definition and recovery of seafloor polymetallic nodule deposits. Given that no seafloor polymetallic nodule deposit has ever been commercially developed, such risks may have a material impact on our ability to accomplish our objectives. Operations may be affected by the availability of suitable vessels and equipment, prevailing sea conditions, changes in meteorological conditions and climate change, currents close to the seafloor and throughout the water column, recovery of materials sampled, lack of experience in delineating deposits, or unsuitability of equipment for recovering such material in prevailing conditions. Substantial expenditures are required to establish mineral resources, mineral reserves, to develop metallurgical processes, and to construct collection and transportation vessels, and we will be required to rely upon the expertise of consultants and others for exploration, development, construction and operational knowhow, and such consultants and third parties may not always be available to support our operations. If we are not able to obtain such expertise or identify alternative sources of expertise, our operations and financial results will be negatively impacted.

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

The critical metals production industry is capital intensive and competitive. Production of battery materials and manganese alloys is largely dominated by Chinese competitors. These competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve and possibly expand their facilities. Additionally, domestic Chinese resources firms have historically been able to produce minerals and/or process metals from land-based operations at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. In addition to two contracts held by our subsidiaries and partners, a number of other entities, including ISA Member States and private companies sponsored by ISA Member States, currently hold ISA exploration contracts for polymetallic nodules or are pursuing alternative national regulatory pathways for deep-sea mineral exploration and commercial recovery, including under DSHMRA. If and when they move into the exploitation or commercial recovery phase, each of these entities could become potential competitors with respect to the collection of polymetallic nodules and the production of nickel, manganese, copper and cobalt products. Some of these competitors may possess greater financial and/or technical resources. There is increasing competition from new and existing marine mineral players for the availability of marine exploration and support vessels, related marine equipment and specialized personnel, desirable exploration areas, suitable offshore collection and onshore processing equipment, and available capital. There is a risk that competitors may find more promising resources, identify or develop more economic technologies, enter into strategic partnerships that constrain our optionality, or may develop novel methods to collect nodules from the seafloor or process nodules into metals that are more economic than we currently contemplate, including through land-based, alternative marine, or hybrid production pathways.

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

Because our revenue is expected to be from the collection and processing of minerals, changes in demand for, and taxes and other tariffs and fees imposed upon, such minerals and derived mineral products (most notably, nickel, manganese, copper, and cobalt) could significantly affect our profitability. A prolonged or significant economic contraction in the U.S., China or worldwide could put downward pressure on market prices of minerals. Protracted periods of low prices for minerals could significantly reduce revenues and the availability of required development funds in the future. This could cause substantial reductions to, or a suspension of, our exploration, development, collecting and production operations, and impair asset values.

Demand for our minerals may be impacted by changes in supply dynamics and sources, and changes in demand for downstream products, including batteries for EV and energy storage that consume high volumes of the metals we intend to produce, as well as demand for manganese alloys used in steel-making, the targeted market for most of our manganese production. Lack of growth or material increases in new sources of supply in this or in any other related markets may adversely affect the demand for our minerals and any related products, and if the market for these critical existing and emerging technologies does not grow as we expect, grows more slowly than we expect, or if the demand for our products in these markets decreases, then our business, prospects, financial condition and operating results could be harmed. Notably, our financial success will depend in part on the expansion of the global manganese market to consume the additional volume of manganese that we intend to produce and on our ability to displace existing supply.

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

Technology changes rapidly in the industries and end markets that utilize the four metals contained in polymetallic nodules found in the CCZ, nickel, manganese, cobalt and copper. Some of these changes have resulted, and may continue to result, in decreased use of nickel, manganese, cobalt and/or copper in these industries and end markets. For instance, our growth may be affected by the consumer adoption of EVs. The market for EV is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. While it has been projected that demand for EVs will surge over time, if the market for EVs does not develop as we expect, or develops more slowly than we expect, our business and operating results may be impacted, as we refocus on other industrial uses of the metals we plan to produce. In addition, the adoption of lithium iron phosphate, or LFP, battery chemistries has grown substantially from 4% of the batteries used in passenger EVs in 2015 to an estimated 60% in 2025. The continuation of this trend in the use of LFP battery chemistries will decrease the overall demand for nickel- and cobalt-rich battery chemistries in EV use. Additionally, copper is increasingly being substituted with aluminum or other materials in electrical and infrastructure applications, potentially reducing the overall market demand for copper.

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

Like other businesses that operate in the resources industry, we along with our partners, and our shareholders are subject to pressure and lobbying from non-governmental organizations, particularly with respect to impacts on the deep-sea environment. There is a risk that the demands and actions of such non-governmental organizations may cause significant disruption to our business, which could have a material adverse effect on our operations and financial condition. It is possible that direct action from non-governmental environmental groups could physically impact ongoing operation during exploration, project development and commercial operations. As seen during the coordinated and disruptive activities by Greenpeace International during Campaign 8A in 2023, designed to prevent and obstruct the campaign, such activities can have significant impacts from a timing, financial and safety perspective. There can be no assurances that such activities by Greenpeace and other stakeholder will not materially impact our ongoing operations.

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

For example, we have been working with Hatch, a global engineering, project management, and professional services firm, to support the development of onshore processing technology for the production of readily saleable copper and manganese products, as well as products such as high-grade nickel and cobalt sulfates for the electric vehicle battery markets. In connection therewith, Hatch has supported us with the development of a near-zero solid waste flowsheet. We are also party to certain agreements with Allseas, pursuant to which, among other things, Allseas has agreed to design, engineer and construct an integrated offshore collection system to collect nodules from NORI Areas, and to assist with shipping efforts thereafter. Allseas developed a test system and demonstrated this capability, but it is not certain that Allseas will convert or will be able to convert such system into a full-scale commercial operation or that we will reach contractual terms with Allseas for such commercial arrangements. If we are unable to enter into definitive agreements with Allseas for the use of its technology for the collection, transport and commercial production of polymetallic nodules, it will have a material adverse effect on our business. We are also working with PAMCO and Korea Zinc in connection with onshore processing capabilities. If we are unable to enter into definitive agreements with either of these parties or any other third party for similar services, our business may be adversely affected. We are also in discussions with third party shipping companies to develop a system and method to transfer nodules to transport vessels and deliver nodules to port.

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

We have partnered with Allseas, a leading global offshore contractor and significant shareholder in our Company, to undertake the development of many of the offshore systems we expect to utilize in our potential commercialization efforts (including equipment required for the transfer of nodules to transport vessels and delivery to port). We are also in discussions with Allseas to enter into binding agreements with them for the future development and operation of a commercial nodule collection system. Allseas also provides us with exclusive access to the Hidden Gem to the earlier of the development of such collection system and December 31, 2026. In addition, Allseas, and related companies, have provided us financial support through equity investments, unsecured credit facilities and short-term and working capital loans. We cannot provide any assurance with respect to the success of our continued relationship with Allseas, that we will be able to enter into additional binding agreements with Allseas on commercially reasonable terms, or at all, that Allseas will continue to devote its resources to its relationship with us, continue to provide us financial support or otherwise perform its obligations under its current and future arrangements with us as expected, as a result of its limited experience in the collection and transportation of seafloor polymetallic nodules or otherwise, the result of any of which would have a material adverse effect on our business, financial condition, liquidity, and results of operations. As a result, we may need to engage and depend on other third parties for the services and funding Allseas currently provides to us and is expected to continue doing so. If these new relationships are not timely entered into or not entered into on commercially reasonable terms, or at all, or if any such relationship is not successful, this would likely have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

We are working to secure existing processing facilities outside of the United States and looking for potential sites to construct new facilities in the United States. While we are currently working with PAMCO and Korea Zinc in connection with the onshore processing of our products, we may not enter into definitive agreements with either of these parties or other third parties capable of processing our products. In addition, while we believe that we have identified specific sites for the potential construction of nodule processing plants (based on factors such as proximity to deep-water ports, cost of access to renewable electric power and natural gas, and proximity to customers), there is a risk that we will be unable to secure one or more of these sites on suitable terms. We have also entered into a strategic partnership agreement with Mariana in connection with the potential development of domestic nodule processing and refining facilities in the United States, including as part of TMC USA’s owner’s team in relation to a potential facility in Brownsville, Texas. Mariana is an early-stage company, and there can be no assurance that it will be able to perform its expected role on a timely basis, at the anticipated cost levels, or at all. To the extent our domestic processing strategy depends in part on Mariana’s software-first or AI-enabled approach to permitting, construction or operations, there can be no assurance that such approach will deliver the expected efficiencies, accelerated timelines or cost savings. If Mariana is unable to perform as expected, or if we are unable to successfully integrate Mariana’s role into our broader domestic processing strategy, our project development timeline, costs and ability to advance potential U.S. processing and refining facilities could be materially adversely affected. In the event that we are unable to secure one or more of the sites we have identified, or if modification scope identification, development and associated construction delays of this scope implementation impact our ability to develop one or more of such sites, our ability to process polymetallic nodules would be detrimentally impacted. Additionally, there can be no guarantees that such plants can be developed, or if developed, that such plants will perform in an economically viable manner or provide the projected metal recovery rates at the estimated project capital and operating costs, which could impact projections for our future revenues, cash flows, royalties, and development and operating expenditures.

Accordingly, the timing in which we expand our operations may vary depending on geological, operational and financial developments, in addition to regulatory approvals from NOAA or the ISA, among other factors, and these may impact our revenue and financial performance.

Our exploration, development and polymetallic nodule collecting activities may be affected by natural hazards, which could have a material adverse effect on our business.

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

Once our subsidiaries have been able to successfully collect the polymetallic nodules, they will be required to transport them to onshore facilities for processing, including the transfer of nodules to transport vessels and delivery to port. Furthermore, once they have reached a point of commercialization, we will need to transport our products to our future customers, wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Fuel costs, labor disputes, embargos, sanctions, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, vessel groundings inhibiting access to key navigation routes, other environmental events, changes to rail or ocean freight systems, availability of appropriate equipment or processes for transfer of nodules to transport vessels or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

Actual capital costs, financing strategies, operating costs, production and economic returns may differ significantly from those we have anticipated and there can be no assurance that any future development activities will result in profitable metal production operations.

The actual operating costs of our subsidiaries to collect polymetallic nodules, transport, process and refine such nodules commercially will depend upon changes in the availability of financing or partners who undertake capital developments in partnership with us, and prices of labor, equipment and infrastructure, shipping costs, variances in ore recovery from those currently assumed, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, our capital and operating costs may be significantly higher than those set forth in the NORI-D PFS or the TOML and NORI IA or that we otherwise estimate from time to time. As a result of higher capital and operating costs, our financing ability may be impacted, and this may be further affected by lower commodity prices in the international markets that could impact production or economic returns which may differ significantly from those set forth in the NORI-D PFS or the TOML and NORI IA, or other technical studies or that we otherwise estimate from time to time and there can be no assurance that any of our development activities will result in profitable operations.

In addition, as we advance development activities beyond the pre-feasibility stage, including in connection with our U.S.-based project application areas referred to as TMC USA-A, TMC USA-A and TMC USA-B, any economic analysis resulting from this work as to the cash flows from or valuation of the potential extraction of nodules from NORI Area D, our U.S.-based project areas, or elsewhere may differ significantly from earlier or current estimates and any resulting analyses that are lower than earlier or current estimates or lower than those expected by investors or other stakeholders could have a material adverse effect on our share and warrant prices and results or operations.

We have limited operating history, and there can be no assurance that we will be able to commercially develop our resource areas or achieve profitability in the future.

We have a limited operating history, and we expect that our losses will continue until we achieve profitable commercial production. Our subsidiaries currently intend to pursue exploration, evaluation, collection and potential commercial recovery activities across multiple project areas in the CCZ. There can be no assurance that we will obtain necessary approvals from NOAA or the ISA or that we will be able to commercially develop these resource areas or project applications or that we will be able to generate profits in the future.

Our operating expenses and capital expenditures will increase in the future as consultants and new employees are engaged, equipment associated with advancing exploration, evaluation and development activities is leased or purchased, and project areas are advanced toward potential commercialization. There can be no assurance that we will generate any revenues or achieve profitability, or that the assumed level of expenses associated with our exploration, development, and commercialization processes will prove to be accurate.

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

Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our exploration, development, collecting, processing, and commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

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

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of our prioritized regulatory and technical workstreams, including advancing our U.S. applications under DSHMRA and preserving our ability to advance an ISA exploitation application, by negotiating the settlement of program expenditures with our equity whenever possible in order to preserve our cash, and by utilizing existing assets for offshore and onshore production. The continuing exploration and development of CCZ areas in which we hold rights and are pursuing development, including through our ISA exploration contracts and our U.S. regulatory pathway, however, will depend upon our ability to obtain dilutive and/or non-dilutive financing through stake sales in our assets, offtakes with prepayments, debt financing, equity financing, joint ventures, project-based or asset-based financing, government-based funding or other means. The actual amount of capital needed or that we raise for our projects, however, may vary materially from our current estimates. We currently expect that we will need to raise additional funds to finance our operations. There is no assurance that we will be successful in obtaining the required financing for these or other purposes, including for general working capital, or that any funds raised will be sufficient for the purposes contemplated, which could negatively impact our operating plans, financial results and ability to continue as a going concern. We will not initially have any producing properties and will have no source of significant operating cash flow until we are granted the necessary licenses, permits, approvals or contracts under one or more regulatory regimes and begin commercial production. There is no precedent for projects like ours, and therefore, financing may not be available on acceptable terms or at all. Failure to obtain additional financing on a timely basis could cause us to reduce or terminate our operations. Organizations such as the United Nations Environment Programme Finance Initiative, warn against investing in activities focused on exploitation of deep-sea nodules as a result of the potential environmental impact of the activities. The influence of these groups could negatively impact our operations and ability to raise capital on acceptable terms or at all.

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

Furthermore, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, or the conflict in Israel and Gaza or the recent outbreak of war in Iran, including any resulting sanctions, export controls or other restrictive actions, could also lead to disruption, instability and volatility in the global markets, which may have an impact on our ability to obtain additional funding or our business.

We may issue additional common shares or other equity securities without shareholder approval, which would dilute your ownership interests and may depress the market price of our common shares and sales of a substantial amount of our common shares may cause the price of our Common Shares to fall.

As at December 31, 2025, we had 422,966,333 common shares, 10,237,693 Short-Term Incentive Plan (“STIP”) options to purchase common shares, 8,949,632 Long-Term Incentive Plan (“LTIP”) options in each case issued under the 2018 Stock Option Plan (“2018 Plan”), 11,190,000 options to purchase common shares issued under the 2021 Incentive Equity Plan and 55,850,282 warrants to acquire common shares issued and outstanding. Subject to the requirements of the Business Corporations Act (British Columbia) (“BCBCA”), our Articles authorize us to issue additional common shares and rights relating to our common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. In addition, 110,262,856 common shares are currently reserved for issuance under the 2021 Incentive Equity Plan, including 40,000,000 shares added to the plan pursuant to the shareholder’s approval obtained at the special meeting of the Company’s shareholders held on August 28, 2025 and 13,628,338 shares added to the plan in January 2025 pursuant to the plan’s evergreen provision, of which 11,690,432 common shares are available for future issuance, and 14,395,117 common shares are reserved for issuance under our 2021 Employee Stock Purchase Plan (the “ESPP”), including 3,407,085 shares added to the plan in January 2025, pursuant to the plan’s evergreen provision, of which 14,016,582 common shares are available for future purchase, in each case, subject to adjustment in certain events. In addition, up to 121,343,181 Common Shares, subject to adjustment in certain events, may be issued to the holders of special shares and holders of options exercisable for special shares upon conversion of special shares if certain common share price thresholds are met (“Special Shares”). Any common shares issued upon exercise of warrants, upon conversion of the Special Shares or under the 2018 Plan, 2021 Incentive Equity Plan, the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by you.

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

We have Public Warrants to purchase 15,000,000 common shares and Private Warrants to purchase 9,500,000 common shares at an exercise price of $11.50 per share outstanding. In addition, there are Class A Warrants outstanding to purchase 4,317,500 common shares at an exercise price of $2.00 per share, Class B Warrants outstanding to purchase 15,000 common shares at an exercise price of $2.00 per share, Class C Warrants outstanding to purchase 10,003,333 common shares at an exercise price of $4.50 per share, warrants outstanding to purchase 6,868,181 common shares at an exercise price of $7.00 per share issued to Korea Zinc in connection with the Korea Zinc Securities Purchase Agreement, warrants outstanding to purchase 9,146,268 common shares at an exercise price of $4.72 per share issued to the Government of the Republic of Nauru in connection with the Nauru Sponsorship Agreement, and warrants outstanding to purchase 1,000,000 common shares at an exercise price of $5.87 per share issued to The Kingdom of Tonga in connection with the Tonga Sponsorship Agreement. In certain circumstances, the Public Warrants, Private Warrants, Class A Warrants, Class B Warrants and Class C Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. To the extent such warrants are exercised, additional shares of our common shares will be issued, which will result in dilution to the holders of our common shares and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common shares, the impact of which is increased as the value of our stock price increases. Furthermore, if we raise additional funds by issuing additional common shares, or securities convertible into or exchangeable or exercisable for common stock, our shareholders will experience additional dilution, and new investors could have rights superior to existing stockholders.

There can be no assurance that the Public Warrants, Private Warrants, Class A Warrants, Class B Warrants, Class C Warrants, Korea Zinc Warrants, Nauru Warrants, and Tonga Warrants will be in the money, and they may expire worthless.

The exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share. There can be no assurance that such warrants will be in the money prior to their expiration in September 2026, and as such, such warrants may expire worthless. Since the closing of the Business Combination through March 26, 2026, the price of our common shares has ranged from a high of $11.35 to a low of $0.55 and as of March 27, 2026, the closing price of our Common Shares was $4.27. Based on the current trading price of our common shares we do not expect to receive any proceeds from exercise of the Public Warrants and Private Warrants unless there is a significant increase in the price of our common shares before the expiration of these warrants.

There are currently outstanding an aggregate of 55,850,282 warrants to acquire our common shares with exercise prices ranging from $2.00 to $11.50 per share. All of our warrants are currently exercisable for one common share in accordance with their terms. Therefore, as of December 31, 2025, if we assume that each outstanding whole warrant is exercised for cash (opposed to on a cashless exercise basis) and one common share is issued as a result of such exercise, our fully-diluted share capital would increase by a total of 55,850,282 shares, with approximately $432.5 million paid to us to exercise the warrants. Furthermore, even if the warrants are in the money following the time they become exercisable, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants.

We are involved in litigation that may adversely affect us.

Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. We can provide no assurances that these matters will not have a material adverse effect on our business. Following periods of volatility in the market, securities class-action litigation has often been instituted against companies. On October 28, 2021, a shareholder filed a putative class action against us and certain executives in federal district court for the Eastern District of New York, captioned Caper v. TMC The Metals Company Inc. F/K/A Sustainable Opportunities Acquisition Corp., Gerard Barron and Scott Leonard. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Leonard violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information about our operations and prospects during the period from March 4, 2021 to October 5, 2021. On November 15, 2021, a second complaint containing substantially the same allegations was filed, captioned Tran v. TMC the Metals Company, Inc. These cases have been consolidated. On March 6, 2022, a lead plaintiff was selected. An amended complaint was filed on May 12, 2022, reflecting substantially similar allegations, with the Plaintiff seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed and served the plaintiff a motion to dismiss on July 12, 2022 and intend to defend against this lawsuit. On July 12, 2023, an oral hearing on the motion to dismiss was held. The parties are currently awaiting a ruling. On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim and the appeal was heard by the Court on November 8, 2024. In December 2024, the NY Appellate Division issued a ruling upholding the lower court’s ruling, moving the case into the discovery phase, which is currently ongoing. At this time no further court proceedings or trial date have been set. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim against TMC The Metals Company Inc. and The Metals Company USA LLC in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The complaint alleges, among other things, breach of contract, breach of confidence and related claims arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to the United States National Oceanic and Atmospheric Administration. On March 3, 2026, we filed a response denying the material allegations and asserting a counterclaim against Robert Heydon and the plaintiffs alleging, among other things, breach of contract, breach of confidence and breach of fiduciary duty in connection with the alleged misuse of the Company’s confidential information. The litigation is in its early stages and no trial date has been set. We intend to vigorously defend against the claims and pursue our counterclaim. At this time, we are unable to estimate the potential loss, if any, associated with this matter.

We may incur debt in the future, and our ability to satisfy our obligations thereunder remains subject to a variety of factors, many of which are not within our control.

We may seek to incur debt in the future to fund our exploration, development and operational programs, including under our credit facility with ERAS Capital LLC and Gerard Barron, which could reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operation.

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

If during the evaluation and testing process, we identify one or more material weaknesses in the design or effectiveness of our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common shares could be adversely affected. In addition, any misstatement in our financial information caused by a material weakness could lead to shareholder litigation that could case a material adverse effect on our business or financial condition.

For example, as previously disclosed, management identified a material weakness in the operating effectiveness of our internal control over the accounting for significant, non-routine transactions that resulted from the inadequate and untimely involvement of stakeholders and technical advisors with an appropriate level of expertise to account for significant, non-routine transactions. Although we believe we have remediated this material weakness and we will continue to review the effectiveness of our newly implemented controls and make improvements as warranted, there is no assurance, however, that these control modifications will ultimately have the intended effects. In addition, a shareholder filed a putative class action lawsuit against us and certain of our executives following our announcement of this material weakness and the associated restatements to our previously issued financial statements. This lawsuit has since been dismissed. We can provide no assurance that additional litigation or disputes will not arise in the future as a result of this or other material weaknesses or restatements. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

We have the ability to redeem outstanding Public Warrants and Private Warrants prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. Our Class A Warrants have a similar call provision if the price of our common shares is over $6.50 per share (subject to adjustments) for 30 consecutive trading days at a price per warrant share of $0.0001. Our Class B Warrants have a similar call provision if the price of our common shares is over $5.00 per share (subject to adjustments) for 30 consecutive trading days at a price per warrant share of $0.0001. Our Class C Warrants have a similar call provision if the price of our common shares is over $7.00 per share (subject to adjustments) for 20 consecutive trading days at a price per warrant share of $0.0001. The Korea Zinc Warrants have a similar call provision if the price of our common shares is over $10.00 per share (subject to adjustments) for 20 consecutive trading days at a price per warrant share of $0.0001. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us on such terms so long as they are held by permitted transferees.

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

We are exposed to foreign currency risk in connection with the business we conduct in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. It has not been our practice to enter into foreign exchange contracts to protect against adverse foreign currency fluctuations, and we cannot predict whether exchange rate fluctuations will significantly harm our operations or financial results in the future. In addition to adverse fluctuations in foreign currency exchange rates, we are exposed to further risks inherent in doing business abroad, including limitations on asset transfers, changes in foreign regulations and political turmoil, including the recent outbreak of war in Iran, all of which could adversely affect us.

We may be classified as a PFIC in any taxable year which could result in adverse U.S. federal income tax consequences to U.S. holders.

If we are classified as a PFIC, such status may have adverse U.S. federal income tax consequences to U.S. Holders (as defined in the section titled “Material U.S. Federal Income Tax Considerations”). The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our initial assessment, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2025. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you the U.S. Internal Revenue Service will not take a contrary position. Furthermore, where we are classified as a PFIC this is a factual determination that must be made annually after the close of each taxable year. Accordingly, there can be no assurance with respect to our PFIC status for the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds our common shares or Public Warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder and such holders may be subject to additional reporting requirements. See “Material U.S. Federal Income Tax Considerations — Passive Foreign Investment Company Rules” included in Exhibit 4.1 to this Annual Report for a more detailed discussion with respect to our PFIC status and the application of the PFIC rules. U.S. Holders of our common shares and Public Warrants are urged to consult their tax advisors regarding the application of the PFIC rules to them.

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

Further changes to critical minerals policies and regulations in Canada and the U.S. and elsewhere may impact our ability to conduct our businesses internationally, including processing and sales of minerals and metals, and the ability to negotiate or agree any merger, acquisition or change of control.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Technology Officer with guidance from external security consultant. Such individuals have collectively over 40 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as relevant degrees and certifications. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2.PROPERTIES

NORI Contract Area

The information that follows relating to the NORI Contract Area of the CCZ subject to the NORI Exploration Contract with the ISA is derived, for the most part, from, and in some instances is an extract from, NORI-D PFS and the TOML and NORI IA, both issued in August 2025 and prepared in compliance with the SEC Mining Rules. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the NORI-D PFS and the TOML and NORI IA, which are incorporated by reference as Exhibit 96.1 and Exhibit 96.2, respectively, to this Annual Report. Each of the Technical Reports are incorporated herein by reference and made a part hereof. In the event that we determine that any modifying factors, estimates and other scientific and technical information in either Technical Report materially change, we may update or file a new technical report in the future. NORI Area D is in the development stage and the other NORI contract areas are in the exploration stage.

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

APEI 1
APEI 2
APEI 3
APEI 4
APEI 5
APEI 6
APEI 7
APEI 8
APEI 9
APEI 10
APEI 11
APEI 12
APEI 13
Spatial Reference
GCS: GCS WGS 1984
Datum: WGS 1984
Map Units: Degree
0 500 1,000 2,000 Kilometers
Clarion-Clipperton Fracture Zone Exploration and Reserved Areas for Polymetallic Nodules
Tonga Offshore Mining Limited (TOML; Tonga)
Federal Institute for Geosciences and Natural Resources of the Federal Republic of Germany (BGR; Germany)
Blue Minerals Jamaica Ltd (BMJ; Jamaica)
Yuzhmorgeologiya (Russian Federation)
Cook Islands Investment Corporation (CIIC; Cook Islands)
China Minmetals Corporation (CMC; China)
China Ocean Mineral Resources Research and Development Association (COMRA; China)
Deep Ocean Resources Development Co. Ltd. (DORD; Japan)
Global Sea Mineral Resources NV (GSR; Belgium)
Institut Français de Recherche pour l'Exploitation de la Mer (IFREMER; France)
Interoceanmetal Joint Organization (IOM; Bulgaria, Cuba, Czechia, Poland, Russian Federation and Slovakia)
Government of the Republic of Korea
Marawa Research and Exploration Ltd (Kiribati)
Nauru Ocean Resources Inc. (NORI; Nauru)
Ocean Mineral Singapore PTE Ltd. (OMS; Singapore)
UK Seabed Resources Ltd. (UKSRL; UK)
Reserved Areas
Areas of Particular Environmental Interest (APEIs)
© International Seabed Authority 2022
(June 2022)

Basemap Souces: GEBCO, NOAA

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

See Section 3 of the NORI-D PFS for further specific information of the location of the NORI Contract Area.

Tenements and permits

See Business- Laws and Regulations-The NORI ISA Exploration Contract, Business- Laws and Regulations-The NORI Sponsorship Agreement and Business- Laws and Regulations- International Seabed Authority above for information related to tenements and permits in the NORI Contract Area.

NORI obligations and sponsorship

See Business- Laws and Regulations-The NORI ISA Exploration Contract, Business- Laws and Regulations-The NORI Sponsorship Agreement above for information related to this agreement in the NORI Contract Area.

Royalties and taxes

See Business- Laws and Regulations-Royalties and Taxes above for information with respect to our obligations for royalties and taxes in the NORI Contract Area.

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

Kennecott consortium (now a division of Rio Tinto) first became seriously interested in seafloor polymetallic nodules in 1962 (Agarwal et al. 1979). In the 1970s, Kennecott developed and tested components and subsystems of a seafloor collection system and also carried out significant polymetallic nodule metallurgical processing test work.

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

See Section 5 of the NORI-D PFS for further specific information of the history of previous exploration of the NORI Contract Area.

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

During the 2018 NORI campaign, 91% of nodules sampled were situated at surface. These include nodules on the surface and nodules with their top surfaces in the upper 1 cm of sediment. A few nodules were found at depth; most of these were usually clustered around the edges of the box core and are considered to have been pushed below surface by the box coring process. Significant nodule abundance below surface was only recorded in one out of 45 samples. The nodules vary in abundance, in some cases touching one another and covering more than 70% of the seafloor. They can occur at any depth, but the highest concentrations have been found on abyssal plains between 4,000 and 6,000 mbsl. Data analysis in Section 9 of the NORI-D PFS shows that nodule abundance variability is significantly higher than metal grades, suggesting that abundance estimation will be the key variable in mineral resource estimation.

NORI completed offshore exploration campaigns in 2012, 2013, 2018, 2019, 2020, 2022, 2023 and 2024. During these campaigns a variety of data was collected including:

●	bathymetric mapping of most of NORI Areas A, B and C and all of NORI Area D using a hull-mounted Kongsberg Simrad EM120 12 kHz, full-ocean depth multibeam echo-sounding system (“MBES”). This system also provided backscatter data with which seafloor characteristics could be interpreted;
●	detailed seafloor survey work with an autonomous underwater vehicle (AUV), utilizing an MBES, Side Scan Sonar (SSS), Sub-Bottom Profiler (SBP), and camera payload;
●	a total of 252 box core samples collected using a 0.75 square meters box corer, mainly on a 10 kilometers by 10 kilometers square grid were used for resource evaluation;
●	additional 36 box core samples were collected to better define resources ahead of the 2022 Test Mining and to evaluate mining nodule recovery; and
●	57 in-situ cone penetrometer tests were completed ahead of and following the 2022 Test Mining.

The nodules in the box cores were collected, and their characteristics measured and recorded in detail. Samples of nodules were collected in duplicate and for initial campaigns assayed at two reputable, well-qualified laboratories: ALS and Bureau Veritas. Subsequently, samples were assayed at ALS, with every tenth samples checked by Bureau Veritas. Certified reference material, and blank samples were inserted to provide additional levels of quality control. No significant issues were identified with the assay results.

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

For more information about the NORI exploration campaigns in 2012, 2013, 2018, 2019, 2020, 2022, 2023 and 2024 see Section 7 of the NORI-D PFS.

Mineral resource estimate

The mineral resource was classified on the basis of the quality and uncertainty of the sample data and sample spacing, in accordance with the definitions of “inferred mineral resource,” “indicated mineral resource” and “measured mineral resource” under the SEC Mining Rules.

Mineral resources were estimated using a two-dimensional block model. Estimates of nodule abundance and nickel, manganese, cobalt, and copper grades were performed using kriging. A variety of methods were used to validate the estimates, including conditional simulation. The estimates of nodule abundance were used to calculate the tonnage of the mineral resources.

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

Operating costs and production estimates for the calculation of an abundance cut-off were based on estimates developed for the second generation of collection systems described and assessed in the TOML and NORI IA rather than the collection system evaluated for the mineral reserves in the NORI-D PFS. This approach was chosen because the development scenario assessed in the TOML and NORI IA is a more likely timeframe in which the majority of the mineral resource in NORI Area D, not already converted to mineral reserve, would be developed. The qualified person considered that the abundance cut-off calculated this way for the Mineral Resources is consistent with reasonable prospects of economic extraction.

An assessment of the abundance cut-off (break-even) for the NORI Contract Area and the TOML Contract Area is shown as follows:

			Nodule		Breakeven	Revenue per
	Variable Opex	Production	Revenue	Opex per hour	Abundance	hour
	($/wmt)	(m2/hr)	($/wmt)	($/hr)	(kg/m2)	($/hr)
Alloy	188	33,660	421	50,584	3.6	50,584
Matte	188	33,660	479	50,584	3.1	50,584
Sulphate	188	33,660	612	50,584	2.5	50,584

A 94.6% recovery of nickel to sulfate at an assumed price of nickel sulfate; 86.2% recovery of copper at an assumed price of $11,440/t copper metal; 77.2% recovery of cobalt sulfate at an assumed price of $55,198/t cobalt metal; and 98.9% recovery of manganese at an assumed price of $5.45/dmtu manganese in manganese silicate. The method of calculation for the cut-off determines the minimum average nodule abundance needed during steady state operations such that the revenue minus costs (excluding capital) is greater than zero. Revenue includes metal pricing and metallurgical processing recoveries, and the costs include the collection, transport, processing, corporate costs and royalties.

The estimated mineral resources in NORI Area D set forth below were determined on June 30, 2025, and also reflect the estimated mineral resources as of December 31, 2025, as none of the mineral resources in these areas were depleted by mining or any other activities and are reflected in the NORI-D PFS and the TOML and NORI IA. We do not believe there have been any other material changes to the estimated mineral resources since the initial 2025 determination thereof.

NORI Area D December 31, 2025 In-Situ Mineral Resource estimate, exclusive of Mineral Reserves, at 4 kg/m2 abundance cut-off

		Tonnes	Abundance	Nickel	Copper	Cobalt	Manganese	Silicon
NORI Area	Category	(Mt (wet))	(wet kg/m2)	(%)	(%)	(%)	(%)	(%)
D	Measured	4	20.6	1.4	1.2	0.13	32	5.16
D	Indicated	261	17.4	1.4	1.14	0.14	31	5.4
D	Measured + Indicated	265	17.4	1.4	1.14	0.14	31	5.45
D	Inferred	110	15.4	1.4	1.14	0.12	31	5.46

Note: Tonnes are quoted on a wet basis and grades are quoted on a dry basis, which is common practice for bulk commodities. Moisture content was estimated to be 28% w/w. These estimates are presented on an undiluted basis without adjustment for resource recovery.

Due to the extremely low variance in the grades and the high metal content of the nodules, a cut-off based on abundance is appropriate for determining the limits of economic exploitation. A cut-off of 4 kg/m2 abundance was chosen for the NORI Contract Area, based on the estimates of costs and revenues presented in the initial assessment contained in the NORI-D PFS. The metal prices assumed in the calculation of the cut-off were: nickel sulfate $21,633/t; copper metal $11,440/t; cobalt sulfate $55,198/t; cobalt in manganese silicate $5.45/dmtu. The price estimates are long term (2034 – 2046) forecasts provided in a report by CRU International Limited and Benchmark Minerals, as documented in the Pre-Feasibility Study for NORI-D PFS. The qualified Person considered that this timeframe is reasonable in view of the likely time required to bring the majority of the NORI mineral resources into production.

Sampling of NORI Area D at a spacing of 10 kilometers by 10 kilometers during the 2019 campaign confirmed that the nodules have low variability and high continuity. The mineral resource estimate set forth above is 4 Mt measured and 261 Mt indicated, and 10 Mt inferred mineral resources.

While the NORI-D PFS focuses primarily on the exploration operations in NORI Area D, the TOML and NORI IA focuses on the exploration operations in NORI Areas A, B and C. The polymetallic nodule mineralization in NORI Areas A, B and C has similar characteristics to NORI Area D and it is reasonable to assume that the technology proposed in the NORI-D PFS would be suitable for development of these additional areas.

The estimated mineral resources in NORI Areas A, B and C set forth below were determined on June 30, 2025, and also reflect the estimated mineral resources as of December 31, 2025, as none of the mineral resources in these areas were depleted by mining or any other activities and are reflected in the NORI-D PFS and the TOML and NORI IA. We do not believe there have been any other material changes to the estimated mineral resources since the initial 2025 determination thereof.

NORI Area A, B and C December 31, 2025 In-Situ Mineral Resource estimate at 4 kg/m2 abundance cut-off

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

Information concerning our mineral properties in the Pre-Feasibility Study for NORI-D PFS, the TOML and NORI IA and in this Annual Report includes information that has been prepared in accordance with the requirements of the SEC Mining Rules. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. As used in this Annual Report, the terms “pre-feasibility study,” “feasibility study,” “initial assessment,” “mineral reserve,” “probable mineral reserve,” proven mineral reserve,” “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” are defined and used in accordance with the SEC Mining Rules. You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC.

You are cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Approximately 97% of the NORI Area D mineral resource and approximately 7% of the NORI Areas A, B and C resource are defined in the measured and indicated categories. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

Mineral reserve estimate

In addition to the establishment of the mineral resources discussed above, on August 4 2025, we reported mineral reserves for NORI Area D, a polymetallic nodule project.

The mineral reserve estimate is based on a mine plan developed from results observed during the test mining, extensive test work and analysis undertaken by us and Allseas. Numerous workshops were conducted with us, Allseas and technical specialists to develop the nodule collection strategy on which the mine plan is based. Testwork and analysis by marine specialists we engaged included seafloor geotechnical data collection and analysis, analysis of seafloor surveys, plume modelling of disturbed sediments and geological data to identify and characterise the seafloor areas suitable for nodule collection. Testwork undertaken by Allseas while developing the nodule collection system included nodule collection simulation trials, and testwork specific to identifying the design and operating parameters for each of the various components of the system, and the test mining, using a 40% width scale prototype collector.

Although the mine plan covered the whole of the NORI Area D, initial mining for the first eight years was confined to a subset of NORI Area D in the southwest of the lease, referred to as the Initial Mining Area in the NORI-D PFS. This area is close to the test mining area and so confidence in the modifying factors is sufficient to define Mineral Reserves. It was also largely devoid of steep (>4 ) terrain and so was considered the most suitable area for initial collection operations. The collector runs for the initial two years were generated to be as long as possible to allow for initial operations to be as simple as possible while operating procedures are refined.

Key inputs used to estimate the mineral reserve are the mineral resource model developed by AMC Consulting Pty Ltd, the nodule collection system specifications we provided to Allseas (including production capability and ability to collect on slopes up to 4°), collector dimensions and capabilities provided by Allseas, geotechnical data reports and specific location analysis by APYS Subsea Ltd (APYS), analysis and modelling by Allseas to determine seafloor trafficability, geological analysis by Marine Geoscience Innovation (MARGIN) to determine areas where nodules could be collected (geo-obstacle probability model), and the parameters developed by AMC from the work of all of the above. Key physical parameters used by AMC to estimate the Mineral Reserve included collector recovery, geo-obstacle probability, gap left between collection paths to ensure collector efficiency, and metallurgical recoveries for each of the proposed products. An economic model of production, product prices, payabilities, revenue, and operating and capital costs developed by TMC was used to assess economic viability.

The estimated mineral reserves in NORI Area D set forth below were determined on June 30, 2025, and also reflect the estimated mineral reserves as of December 31, 2025, as none of the mineral reserves in this area were depleted by mining or any other activities. We do not believe there have been any other material changes to the estimated mineral resources since the initial 2025 determination thereof.

The NORI Area D December 31, 2025 Mineral Reserve:

	Tonnes	Co	Cu	Mn	Ni
Classification	(Mwmt)	(%)	(%)	(%)	(%)
Proven	—	—	—	—	—
Probable	51	0.13	1.1	31	1.4
Total	51	0.13	1.1	31	1.4

Notes:1. Mineral Reserve estimated in Initial Mining Area only with 1,000 m buffers for the lease and seamounts.

2. Measured and Indicated mineral resources are converted to probable Mineral Reserves.

3. Grades are quoted on a dry basis.

4. Zero abundance cut-off used, with nodules <4 kg/m2 used to define the Mineral Resource included as dilution to generate viable mining blocks.

5. Moisture content assumed to be 28% (mass of solid/(mass of solid + mass of water)).

6. Metal prices US$20,295/t Ni, US$21,633/t Ni sulfate, US$11,440/t Cu, US$56,117/t Co, US$55,198/t Co sulfate, US$5.45/dmtu Mn in manganese-silicate.

7. Nodule recovery by the Collector is estimated as 77% for Type 1 and 62% for Type 2 and 3 nodules.

8. Metallurgical recovery to sulfate is estimated as 94.6% Ni, 77.2% Co and 86.2% Cu, and to matte is 94.8% Ni, 77.5% Co, 86.4% Cu and for 98.9% for Mn.

9. Rounding estimates to two significant figures may result in computational discrepancies.

The Initial Mining Area as described in the NORI-D PFS which was converted to mineral reserves contains approximately 25% of the NORI Area D mineral resource and conversion of mineral resources to mineral reserves is approximately 57%.

The Mineral Reserves are classified as probable mineral reserve, due to:

●	the lack of operating experience with the nodule collection system proposed for NORI Area D to confirm production rates, nodule recovery assumptions, field efficiencies, and operating and capital cost parameters;
●	the lack of other commercial nodule operations to confirm the reasonableness of mine planning parameters, modifying factors and mine plan outcomes; and

●	Lack of commercial recovery permit terms and conditions issued by NOAA on how management of nodule collection operations will be regulated and with which our operations need to comply.

The mineral reserves presented above are derived from the NORI-D PFS and are based on a mine plan and economic analysis that assume the receipt of all required regulatory approvals, including exploration licenses and commercial recovery permits under DSHMRA, as well as any required environmental and onshore processing permits. The mineral reserve estimates incorporate modifying factors including mining, metallurgical, processing, economic, marketing, legal, environmental, infrastructure and governmental considerations. Because commercial-scale polymetallic nodule collection has not yet been undertaken, production rates, nodule recovery assumptions, field efficiencies and operating parameters are based on pilot testing, engineering studies and prefeasibility-level analysis, and actual results may differ materially as commercial operations are developed. In addition, the pre-feasibility study included in the NORI-D PFS indicated that the development of NORI Area D is technically and economically viable. The pre-feasibility study, however, does not represent a feasibility study and does not support a development decision, as additional project planning and design are needed to make this decision. The NORI-D PFS also does not include the conversion of all mineral resources included in NORI Area D to mineral reserves and does not include the conversion of any mineral resources to proven mineral reserves. You are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves or that probable mineral reserves will ever be upgraded to proven mineral reserves. Until mineral deposits are actually mined and processed, mineral resources and mineral reserves must be considered as estimates only.

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

The proposed seafloor development phases are as follows, as outlined in the NORI-D PFS:

●	The Collector Test was designed to perform proof of concept for the methods of collecting and lifting the nodules while acquiring sufficient data to design a commercial system. The Collector Test used a converted sixth generation drillship, the Hidden Gem. Nodules collected during the test were stored on the Hidden Gem and brought to shore for use in large scale process pilot testing. The test did not demonstrate the transshipment of nodules to a shore-based facility.
●	Production System #1 (“PV1”) would be an extension of the Collector Test using an upgrade of the Hidden Gem to produce a sufficient and continuous quantity of nodules to support commercial operation commencing at 1.3 Mtpa increasing in staged increments to 3.0 Mtpa of wet nodules delivered to a shore-based facility. This operation would demonstrate a more continuous collection operation at a larger scale than the Collector Test and would demonstrate the transshipment of nodules to a processing facility. It would also allow for the implementation and testing of adaptive management systems to ensure environmental compliance.
●	We contemplate that an increase in production is achieved via the introduction of another production vessel with the capacity of up to 3.0 Mtpa.
●	The processing of the polymetallic nodules would also be ramped up in phases:

●	We propose to toll-treat polymetallic nodules at existing RKEF smelters, utilizing excess industry capacity. NORI advises there is significant interest from many parties in China, Indonesia and Japan to utilize RKEF plants which may become stranded as a result of the Indonesian government nickel laterite ore export ban restricting supply of the nickel laterite feedstock that they currently utilize and the significant recent build-out of capacity in Indonesia which may have resulted in processing capacity oversupply. These RKEF plants were originally built to convert nickel laterite to nickel pig iron and could be converted to smelt polymetallic nodules with minor modifications. Furthermore, PAMCO completed the feasibility study in June 2025 after successfully processing 2000t of wet nodules to produce Mn silicate product and nickel-copper -cobalt alloy. The feasibility study confirmed operating parameters (e.g. tapping temperatures and dusting rates) and product specifications for PAMCO’s dedicated production line and defined the scope and execution plan for required equipment modifications at its Hachinohe, Japan smelting facility, which is located on the coast in northern Japan and is equipped with port and processing infrastructure required to receive and process polymetallic nodules and to ship products to customers.
●	A purpose-built process plant may be constructed, including pyrometallurgical and hydrometallurgical circuits. Nodule production would be increased in phases by treatment in this new plant and existing RKEFs.

Collection methods

The main items of offshore infrastructure are the nodule collector vehicles, the riser, and four production support vessels (“PSV”): Hidden Gem, expected to be PV1; Production Vessel #2, Production Vessel #3 and Production Vessel #4.

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

The PVs are planned to each support a riser and airlift system (“RALS”) and its handling equipment, and to house the airlift compressors, collector vehicle control stations, and material handling equipment. All power for offshore equipment, including the nodule collecting vehicles, is intended to be generated on the PSVs. The PSVs are intended to be equipped with controllable thrusters and to be capable of dynamic positioning (DP), which should allow the vessels and risers to track the collectors. Nodules are planned to be discharged from the RALS to the PSVs, where they are expected to be dewatered and temporarily stored or transferred directly to a transfer vessel (“TV”).

Each PV will be supported by one dedicated dynamic position Transfer Vessel (TV). Nodules will be offloaded from the PV to the TV at regular intervals during operations to ensure the PV storage capacity is not exceeded. Support vessels (SVs) will provide ancillary services such as bunkering, waste management and personnel transfers.

The NORI-D PFS assumes nodules will be recovered from the hold of the PV using axial conveyors located beneath the storage holds. They will then be lifted to deck level via sandwich conveyors and offloaded through a boom conveyor system capable of both luffing and slewing. Offloading will occur at a rate of 2,500 wmt per hour to a dynamically positioned transfer vessel with 50,000 mt storage capacity. The transfer vessel will in subsequently load Capesize bulk carriers, each with a storage capacity of approximately 200,000 mt, using a similar recovery and offloading system.

The overall nodule collector efficiency is estimated at 80%. The recovery value is based upon test work conducted in the 1970s. Nodule recovery efficiency is the product of nodule entrainment efficiency, subsea concentrator recovery, and dewatering system efficiency. The estimate of dewatering recovery used in the NORI-D PFS is higher than indicated by the 1970s test work because data that has come to light recently suggests the amount of breakup during lifting the nodules up the RALS may be significantly less than previously assumed (Kennecott (1978), Deep Reach Technology (“DRT”) (2015)).

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

For more information on polymetallic nodule collection methods, see Section 13 of the NORI-D PFS.

Mineral processing and metallurgical testing

A combined pyro-metallurgical and hydro-metallurgical flowsheet was evaluated in the NORI-D PFS. Similar flowsheets were investigated at various times over the last several decades. NORI has undertaken bench-scale test-work and is in the process of completing pilot-scale testing of the proposed flowsheet. This work has confirmed or improved the flowsheet that was initially developed from extensive information available in the literature.

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

The pyrometallurgical process is expected to generate a manganese silicate stream that we believe could be sold to the manganese industry and small converter slag stream that we believe could be sold for industrial applications. No value has been ascribed to converter slag in the NORI-D PFS. The hydrometallurgical plant is expected to produce an ammonium sulfate by-product for sale to the fertilizer industry. Thus, together with the ability to recycle other hydrometallurgical side-streams to the pyrometallurgical process, the flowsheet is planned to have neither tailings ponds nor permanent slag repositories and should not generate substantial waste streams.

The average targeted production rate for the new hydrometallurgical plant at full capacity is expected to be 6.4 Mtpa of nodules (dry basis). The NORI-D PFS assumes this refining operation will be in Texas in the United States. Detailed engineering design has not yet been undertaken.

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

For more information on mineral processing and metallurgical testing, see Section 14 of the NORI-D PFS.

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

NORI has commenced the ESIA process in support of an application for a commercial recovery permit for the commercial collection of deep-sea polymetallic nodules. A comprehensive program of metocean and biological data acquisition was completed, which was required to characterize the baseline conditions at a designated Collector Test site and control sites in the NORI Contract Area.

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

The onshore environmental and social impacts are in the process of being evaluated as part of the feasibility being undertaken by PAMCO under the binding MoU signed in November 2023 for nodules that would be processed at their existing facility in Hachinohe, Japan, which was completed in June 2025. This is an existing facility that has processed laterite ores since the mid 1960’s and has all the required operating permits to do so. PAMCO are working with Japanese authorities to ensure that the environmental impacts of treating nodules are minimized and can be undertaken within PAMCO existing permissions or ensuring appropriate permissions are issued if required.

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

For more information on environmental studies, permitting and social or community impact, see Section 17 of the NORI-D PFS.

Internal controls and data verification

The original assay sheets for the individual samples collected by the pioneer investors from within the NORI Area are not available for auditing against the values in the database. We, AMC and NORI have not had access to the original assay sheets for the individual samples that are within the CCZ, and the quality control procedures used by the laboratories and the ISA. However, the consistency between the abundance and grade data collected by the pioneer investors, as presented in Section 9.1 of the NORI-D PFS, supports the contention that the quality of the pioneer investor data is satisfactory.

It is also reasonable to infer that the pioneer investor data are of sufficient quality for resource estimation because the ISA is an independent agency with significant accountability under the UNCLOS. Part of its mandate is the receipt and storage of seafloor sampling data suitable for the estimation of nodule resources and the legally binding award of licenses. It is reasonable to assume that a reasonable level of care was applied by the ISA. No pioneer investor data was used for the mineral resource and mineral reserve estimates included in the NORI-D PFS. The NORI Areas A-C and TOML mineral resource estimates included in the TOML and NORI IA incorporates pioneer investor data in these estimates.

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

Assaying of nodules collected by NORI in 2012, 2013, 2018, 2019, 2020, 2022 and 2023 confirm the mean grades of the historical grab samples and support the contention that the quality of the pioneer investor data is satisfactory for inclusion in resource estimation. The main limitation with the pioneer investor data is the likelihood that some of the abundance values were too low, due to loss of nodules from the FFG. Estimates of abundance that include pioneer investor data are therefore likely to be conservative.

For more information about quality control/quality assurance and data verification, see Section 8 and Section 9 of the NORI-D PFS.

Qualified Persons

The following third-party qualified persons as defined in the SEC Mining Rules contributed to the NORI-D PFS and the TOML and NORI IA:

●	Dr. Ian Stevenson, Geoscience Consultant, MARGIN – Marine Geoscience Innovation
●	John Buckell, Consultant, APYS Subsea Ltd
●	Cameron Harris, Principal: Smelting, Canadian Engineering Associates Ltd

●	Brett Roughan, Principal, Lanasera Pty Ltd
●	Andrew Hall, CEO, AMC Consultants Pty Ltd

In addition, the following personnel of the Company served as qualified persons for certain sections of the NORI-D PFS and the TOML and NORI IA:

●	Anthony O’Sullivan, Chief Development Officer
●	Rutger Bosland, Chief Innovation and Offshore Technology Officer
●	Dr. Michael Clarke, Environmental Program Director
●	Adam Price, Project Control Manager

Each of the third-party qualified persons listed above is not an employee of the Company.

TOML Contract Area

The information that follows relating to the TOML Contract Area of the CCZ subject to the TOML Exploration Contract with the ISA is derived, for the most part, from, and in some instances is an extract from, the TOML and NORI IA. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of TOML and NORI IA, which has been incorporated by reference as exhibit 96.2 to this Annual Report. In the event that we determine that any of modifying factors, estimates and other scientific and technical information in the TOML and NORI IA materially change, we may update or file a new technical report in the future. The TOML Contract Area is an exploration stage property.

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

DD — Decimal degrees, UTM — Universal Transverse Mercator map projection 87

The CCZ lies between Hawaii and Mexico and is accessible by ship from various ports in the U.S. and South America. As the CCZ deposit does not include any habitable land and is not near coastal waters, there is no requirement to negotiate access rights from landowners for seafloor collection operations. All personnel and material will be transported to the project area by ship.

See Section 3 of the TOML and NORI IA for further specific information of the location of the TOML Contract Area.

Tenements and permits

See Business- Laws and Regulations-The TOML ISA Exploration Contract, Business- Laws and Regulations-The TOML Sponsorship Agreement and Business- Laws and Regulations- International Seabed Authority above for information related to tenements and permits in the TOML Contract Area.

TOML obligations and sponsorship

See Business- Laws and Regulations-The TOML ISA Exploration Contract, Business- Laws and Regulations-The TOML Sponsorship Agreement above for information related to this agreement in the TOML Contract Area.

Royalties and taxes

See Business- Laws and Regulations-Royalties and Taxes above for information with respect to our obligations for royalties and taxes in the TOML Contract Area.

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

See Section 5 of the TOML and NORI IA and the NORI-D PFS for further specific information of the history of previous exploration of the TOML Contract Area.

Geology and sampling

Seafloor polymetallic nodules occur in all oceans but the CCZ hosts a relatively high abundance of nodules. The CCZ seafloor forms part of the Abyssal Plains, which are the largest physiographic province on Earth. This mineral field is essentially a single mineral deposit almost 5,000 kilometers in length and up to 600 kilometers wide. The size and level of uniformity of mineralization is unmatched by any mineral deposit of similar value on land. The mechanism of formation of the nodules is interpreted to be essentially identical across the entire CCZ, with only minor local variations. Consequently, there is relatively little difference between the size, shape or metal content of the nodules from one area to another. Figure 6.4 to Figure 6.8 of the TOML and NORI IA illustrate the remarkable continuity of grades and abundances across the whole of the CCZ.

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

For more information about the TOML exploration campaigns in 2013 and 2015, see Section 7 of the TOML and NORI IA.

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

The estimated mineral resources in area set forth below were determined on June 30, 2025, and also reflect the estimated mineral resources as of December 31, 2025, as none of the mineral resources in these areas were depleted by mining or any other activities and are reflected in the TOML and NORI IA. We do not believe there have been any other material changes to the estimated mineral resources since the 2021 determination thereof.

Mineral Resource Estimate December 31, 2025, In-Situ, for the TOML Contract Area within the CCZ at a 4 kg/m2 nodule abundance cut-off

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

The above mineral resource estimate (measured, indicated and inferred mineral resources), which was informed by data collected by TOML in 2013 and 2015, is presented in Table 11.9 of the TOML and NORI IA.

Due to the extremely low variance in the grades and the high metal content of the nodules, a cut-off based on abundance is appropriate for determining the limits of economic exploitation. A cut-off of 4 kg/m2 abundance was chosen for the TOML Contract Area, based on the operating costs and production estimates for the calculation of an abundance cut-off based on estimates developed for the second generation of collection systems described and assessed in the NORI and TOML IA rather than the collection system evaluated for the mineral reserves in the NORI-D PFS. This approach was chosen because the development scenario assessed in the TOML and NORI IA is a more likely timeframe in which the mineral resource in the TOML area would be developed. The qualified person considered that the abundance cut-off calculated this way for the Mineral Resources is consistent with reasonable prospects of economic extraction.

An assessment of the abundance cut-off (breakeven) for the TOML Contract Area and the NORI Contract Area is as follows:

			Nodule		Breakeven	Revenue per
	Variable Opex	Production	Revenue	Opex per hour	Abundance	hour
	($/wmt)	(m2/hr)	($/wmt)	($/hr)	(kg/m2)	($/hr)
Alloy	188	33,660	421	50,584	3.6	50,584
Matte	188	33,660	479	50,584	3.1	50,584
Sulphate	188	33,660	612	50,584	2.5	50,584

A 94.6% recovery of nickel to sulfate at an assumed price of nickel sulfate $21,633/t; 86.2% recovery of copper at an assumed price of $11,440/t copper metal; 77.2% recovery of cobalt sulfate at an assumed price of $55,198/t cobalt metal; and 98.9% recovery of manganese at an assumed price of $5.45/dmtu manganese in manganese silicate. The method of calculation for the cut-off determines the minimum average nodule abundance needed during steady state operations such that the revenue minus costs (excluding capital) is greater than zero. Revenue includes metal pricing and metallurgical processing recoveries, and the costs include the collection, transport, processing, corporate costs and royalties.

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

Information concerning our mineral properties in the TOML and NORI IA and in this Annual Report with respect to the TOML Contract Area includes information that has been prepared in accordance with the requirements of the SEC Mining Rules. Under SEC standards, mineralization, such as mineral resources, may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. You are specifically cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves, as defined by the SEC.

You are cautioned that mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the SEC Mining Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. About 10% of the TOML Contract Area resource is defined in the measured and indicated categories. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.

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

The development plan for commercial development of polymetallic nodule deposits in the CCZ were studied as described in the NORI-D PFS. The commonality between the polymetallic nodule deposits in NORI Area D and the TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area.

Collection methods

Recovery and collection methods that could be employed for commercial development of polymetallic nodule deposits in the CCZ were studied as described in the TOML and NORI IA. The commonality between the polymetallic nodule deposits in NORI Area D and the TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area. This is discussed further in Section 13 of the TOML and NORI IA, which assessed the collection methods for the second generation of collection systems, which would be in operation at the time the TOML project would be developed.

The main items of offshore infrastructure are the nodule collector vehicles, the riser, and the production vessels (PV).

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

The PVs are expected to each support a RALS and its handling equipment, and are expected to house the airlift compressors, collector vehicle control stations, and material handling equipment. All power for offshore equipment, including the nodule collecting vehicles, is expected to be generated on the PSVs. The PSVs are expected to be equipped with controllable thrusters and are expected to be capable of dynamic positioning (DP), which are expected to allow the vessels and risers to track the collectors.

The NORI AND TOML IA assumes a total of eight separate 2nd Generation Production Systems (“2nd Gen”) are expected to be employed. Each of the eight 2nd Gen systems consists of a PV that powers seafloor CVs in addition to a RALS, dewatering plant, and nodule handling and offloading infrastructure.

The PV is expected to be supported by TVs that receive dewatered nodules from the PV and transport the nodules to port for processing. Supply vessels provide resupply of fuel, personnel and logistics and operate out of the mainland USA. Each of the eight systems is assumed to be identical and capable of meeting a nameplate capacity of 7 Mwmtpa in the TOML-F area and 5 Mwmtpa in the other areas of lower abundance.

The first three PVs are brought online over a three-year period in the TOML Area F with the five additional systems coming online over a period of 5 years. All nodules are assumed to be shipped to a receiving deepwater port in Indonesia for unload and processing to matte before shipping to the USA for further refinement.

Further information on the proposed mining methods can be found in section 13 of the NORI and TOML IA.

Mineral processing and metallurgical testing

The polymetallic nodules in the TOML and NORI Areas have similar morphological, mineralogical, and grade characteristics. As noted in Section 10 of the TOML and NORI IA, all published historical work indicates that processing of nodules is technically feasible.

The commonality between the polymetallic nodule deposits in NORI Area D and TOML Contract Area indicates that the methods proposed for the development of NORI Area D can reasonably be assumed to be equally relevant for future development in the TOML Contract Area. This is discussed further in Section 11.9.5 of the TOML and NORI IA, which assessed the following mineral processing scenario.

The first part of the pyrometallurgical process is the RKEF process that is widely used in the nickel laterite industry. The second pyrometallurgical step (sulphidization of the alloy produced in the first step to form a matte and then partially conversion in a Peirce-Smith converter to remove iron), while not widely practiced, also has commercial precedent at the Koniambo plant of Societe Le Nickel in New Caledonia.

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

The process assumptions used in this TOML and NORI IA will need to be verified as the project proceeds.

For more information on mineral processing and metallurgical testing, see Section 10 of the TOML and NORI IA.

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

For more information on environmental studies, permitting and social or community impact, see Section 17 of the TOML and NORI IA.

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

For more information about quality control/quality assurance and data verification, see Section 8 and Section 9 of the TOML and NORI IA.

Qualified Persons

See “NORI Contract Area – Qualified Persons” for information about the qualified persons under the SEC Mining Rules that contributed to the NORI Area A PFS and the TOML and NORI IA.

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

On November 8, 2024, a shareholder filed a putative class action against us and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Exchange Act, by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from our partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of our previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired our securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, we filed our motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and we filed our reply on June 5, 2025. On June 18, 2025, the Court granted our motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. Our motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition was filed on September 9, 2025, and our reply was filed by September 23, 2025. On January 20, 2026, the Court granted our motion to dismiss with prejudice, and the case was dismissed in its entirety. No appeal was filed, and the matter is now considered closed.

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The notice of civil claim alleges various causes of action, including tortious intimidation, breach of contract, breach of confidence and breach of the duty of honest performance, arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to the United States National Oceanic and Atmospheric Administration. The plaintiffs seek damages and other relief, including a declaration and constructive trust in respect of any exploration licenses awarded to TMC USA. On March 3, 2026, we filed a response to civil claim denying the material allegations in the notice of civil claim. On the same date, we filed a counterclaim against Robert Heydon, American Metal Inc. and American Metal Resources LLC alleging, among other things, breach of contract, breach of confidence, breach of fiduciary duty, inducement of breach of contract and related claims arising from the alleged misuse of the Company’s confidential information in connection with competing license applications. The litigation is in its early stages and no trial date has been set. We intend to vigorously defend against the claims and pursue our counterclaim. At this time, we are unable to estimate the potential loss, if any, associated with this matter.

Item 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares and Public Warrants trade on The Nasdaq Global Select Market under the symbols “TMC” and “TMCWW,” respectively.

Shareholders and Holders of Public Warrants

As of March 26, 2026, there were approximately 433,188,187 common shares issued and outstanding held of record by 356 holders, approximately 15,000,000 Public Warrants held of record by one holder exercisable for one common share at a price of $11.50 per share.

Such numbers do not include beneficial owners holding our securities through nominee names.

Unregistered Sales of Securities

None

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

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

Overview

We are a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”), with NORI Area D located about 1,500 miles (or 2,400 kilometers) south-west of San Diego, California. The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese, alongside meaningful concentrations of rare earth elements (REEs) in a single rock.

Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. We believe significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

The four metals and REEs contained in the polymetallic nodules are on the U.S. Department of Interior’s “2025 List of Critical Minerals”, with end-uses in strategic sectors including semiconductors and AI data centers, steel manufacturing, the defense and marine industrial base. Nickel was included on the list of 13 minerals selected by the U.S. Department of War in March 2026 for targeted procurement efforts through the Defense Industrial Base Consortium. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest estimated undeveloped resource of several of these critical metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to initially produce nickel, cobalt and copper-bearing intermediate and metal cathode products as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, we may explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (pCAM), as well as extracting REEs contained in nodules.

We are now in the development stage following the release of the results of a pre-feasibility study on one of our development areas in a report titled S-K 1300 Prefeasibility Study for NORI Area D Technical Report Summary, dated August 4, 2025, prepared by AMC Consultants Pty Ltd. and other qualified persons (the “NORI-D PFS”), which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s economic viability. We also recently released an initial assessment of certain of our other development areas in a report titled S-K 1300 Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone, dated August 4, 2025, prepared by AMC Consultants Pty Lt. and other qualified persons (the “TOML and NORI IA” together with the NORI-D PFS, the “Technical Reports”). We have yet to obtain a commercial recovery permit or other related offshore and onshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

Two parallel regulatory regimes exist to regulate deep seabed exploration and extraction activities in the high seas. The United States adopted the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration (“NOAA”) to regulate deep-sea mining activities of its citizens in the high seas. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989 and amended these regulations introducing a consolidated exploration license and commercial recovery permit application process in 2026. In parallel, the International Seabed Authority (“ISA”), comprised today of 171 countries and the European Union was established in 1994, pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”) to regulate deep seabed exploration and exploitation activities of the nationals of Member States. The ISA has adopted exploration regulations in 2000 (amended in 2013 and 2014) and issued 19 polymetallic nodule exploration contracts (17 of which are located in the CCZ) but has been unable to adopt the final exploitation regulations, standards and guidelines despite initiating work in 2014. Almost 30 countries, including the United States, have not ratified UNCLOS and are not Member States of the ISA. The United States has remained a persistent objector to UNCLOS ratification, primarily due to its Part XI seabed mining provisions.

We continue focusing on advancing our commercial production strategy under the DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC (“ TMC USA”), submitted two exploration license applications (covering 187,017 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A) to NOAA. Following the introduction of the consolidated application process by NOAA in January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application covering a subset of TMC USA-A area previously applied over in April 2025. The application areas in total are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the mineral resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

We believe that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which despite expectations to the contrary, has repeatedly failed to adopt the Regulations and Standards and Guidelines on the Exploitation of Mineral Resources in the Area. On April 24, 2025, the Executive Order 14825, titled “Unleashing America’s Offshore Critical Minerals and Resources” directed the Commerce Secretary to implement an expedited permitting process under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructed the Departments of War and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and of entering into offtake agreements for the procurement of these minerals. These departments were also directed to review and support domestic processing capabilities for seabed mineral resources.

At the same time as we pursue the U.S. regulatory pathway, we continue to maintain our ISA contracts and comply with all of our contractual obligations under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, we maintain two ISA exploration contracts in the CCZ, one held by our subsidiary Nauru Ocean Resources Inc. (“NORI”), sponsored by the Republic of Nauru (“Nauru”), and another held by Tonga Offshore Mining Limited (“TOML”), sponsored by the Kingdom of Tonga (“Tonga”). Operations of NORI and TOML in the CCZ are being conducted under our ISA exploration contracts and will be conducted under these contracts until TMC USA receives an exploration license or commercial recovery permit under DSHMRA from NOAA.

We have key strategic partnerships with (i) Allseas, a leading global offshore engineering contractor, which developed and tested a pilot collection system, and is now modifying it into the first commercial production system, (ii) Pacific Metals Co. Ltd. (“PAMCO”), an experienced Japanese ferronickel producer, which is responsible for pre-feasibility and feasibility studies on nodule processing at their smelting facilities in Hachinohe, Japan, (iii) Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material (“pCAM”) technology, partnering to advance development in the U.S. and (iv) Mariana Minerals, a software-first mineral developer and operator working as part of TMC USA’s owners’ team to accelerate the development of potential domestic onshore processing and refining facilities (“Mariana”) and (v) Glencore International AG (“Glencore”) which holds offtake rights to 50% of the NORI nickel and copper production if produced from a TMC-owned or controlled facility. In addition, we are working with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (“KPM”) to develop, test and engineer a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth facilities in Pennsuylvania, USA and XPS’ (Glencore subsidiary) facilities in Ontario, Canada; and later at industrial scale at PAMCO’s facilities in Hachinohe, Japan. The matte refining stages have been tested at an SGS facility in Lakefield Canada with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. On March 19, 2026, we signed a Strategic Partnership Agreement with Mariana focusing on the potential development of a nodule processing and refining facility in the Port of Brownsville, Texas as part of our owner’s team.

To reach our objective and initiate commercial production, we are working to: (i) further refine our project economics, (ii) completed the development and commision a commercial offshore nodule collection system, (iii) continue to assess the environmental, social and cultural impacts of offshore nodule collection, and (iv) secure existing foreign and/or develop new domestic U.S. onshore facilities to process collected polymetallic nodules into a manganese silicate product, an intermediate nickel-copper-cobalt matte product and end-products of nickel, cobalt and copper metal.

2025 Highlights

Below are a few of the developments that occurred in 2025.

Developments with our Projects

Publication of Technical Reports Prepared under Subpart 1300 of Regulation S-K

On August 4, 2025, we released (i) the NORI-D PFS, which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s economic viability, and the TOML and NORI IA, which provided a concept level valuation for the resources outside of NORI Area D. The NORI-D PFS covers a portion of the area that is included in NORI’s ISA exploration contract and in TMC USA’s consolidated application for exploration license and commercial recovery permit (TMC USA-A) under DSHMRA. The TOML and NORI IA covers the remaining areas held under NORI’s and TOML’s ISA exploration contracts and portions of the areas covered under TMC USA’s applications for exploration license and commercial recovery permits under DSHMRA.

TMC USA Submits Applications for Commercial Recovery of Deep-Sea Minerals Under U.S. Seabed Mining Code

On April 29, 2025, we announced that TMC USA had submitted the first-ever application for a commercial recovery permit and two exploration licenses under DSHMRA. The application area for the commercial recovery permit, TMC USA-A, covers a total combined area of 25,160 square kilometers in the CCZ which includes areas that contain the Company’s already indicated and measured resources. TMC USA also submitted two exploration license applications: TMC USA-A and TMC USA-B with a total combined area of 187,017 square kilometers. The Company believes the TMC USA-A and USA-B exploration areas contain 1.635 billion wet tonnes of polymetallic nodules, with an additional potential exploration upside. The resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

NOAA Confirms Full Compliance of TMC USA’s Exploration License Applications

On August 11, 2025, TMC USA received notice of full compliance from NOAA on its exploration applications, and confirmation that TMC USA has priority right over both exploration areas. Both applications entered the certification stage in late July 2025. The news follows earlier determinations by NOAA in May 2025 that the applications were in substantial compliance, which we believe demonstrates a systematic regulatory process under DSHMRA as we target a fourth quarter 2027 commissioning, subject to timely obtaining all necessary regulatory approvals.

TMC Pioneers Process to Produce High-Purity Manganese Sulfate from Seafloor Nodules

In November 2025, we announced that we had successfully produced battery-grade, high-purity manganese sulfate from our nodule-derived manganese silicate product during bench scale trials at our partner KPM’s operating facility in Ontario. North America is largely reliant on foreign sources of manganese. As the planet’s largest source of manganese, nodules hold significant potential to supply a range of key industries from steelmaking and infrastructure to energy, defense and automotive manufacturing, with automakers increasingly turning toward manganese-rich cathode chemistries for their next-generation electric vehicles.

TMC and PAMCO Achieve Nodule Processing Milestone

On February 18, 2025, we announced that PAMCO had successfully smelted 450 tonnes of calcine into 35 tonnes of NiCuCo alloy and 320 tonnes of Mn silicate products, during a campaign to process a 2,000-tonne sample of deep-seafloor polymetallic nodules at our partner PAMCO’s Hachinohe Rotary Kiln Electric-Arc Furnace facility in Hachinohe, Japan, demonstrating the process at scale. The process data and operational experience gathered during the processing trial was used by PAMCO to complete a feasibility study in June 2025 which will inform expected definitive processing agreements between the parties.

U.S. Regulatory Developments

TMC Welcomes U.S. Executive Order to Expedite Permitting and Evaluate Offtake of Critical Minerals from Nodules in the High Seas

On April 25, 2025, we welcomed an Executive Order signed by President Trump to create a robust domestic supply for critical minerals derived from seabed resources. The Executive Order, ‘Unleashing America’s Offshore Critical Minerals and Resources’, directs the Commerce Secretary to implement an expedited permitting process under the DSHMRA, a statute passed by Congress in 1980. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the order instructs the Departments of War and Energy to assess the use of the National Defense Stockpile for nodule-derived minerals and entering into offtake agreements for the procurement of these minerals. These departments are also directed to review and support domestic processing capabilities for seabed mineral resources and Defense Production Act authorities. The executive order also issued a directive for a joint assessment, led by the Secretaries of Commerce, State, Interior, and Energy in coordination with U.S. partners and allies, on the feasibility of an international seabed benefit-sharing mechanism.

Corporate Developments

TMC and Nauru Announce Updated Sponsorship Agreement for Nauru Ocean Resources Inc. (NORI)

On June 4, 2025, we announced the signing of a revised Sponsorship Agreement (Agreement), updating the terms of the Agreement signed between the parties in 2017. The Agreement guarantees that Nauru will continue to receive existing financial benefits, training and capacity building programs and in-country community and social programs it receives today, while ensuring that, in consideration for its continued sponsorship of NORI, Nauru will receive continuity benefits upon the commencement of commercial production by any subsidiary of TMC, other than NORI, under the U.S. regulatory regime.

TMC and Tonga Announce Updated Sponsorship Agreement for Tonga Offshore Mining Ltd. (TOML)

On August 4, 2025, we announced the signing of a revised Sponsorship Agreement (Agreement), updating the terms of the Agreement signed between the parties in 2021. The Agreement guarantees that Tonga will continue to receive existing financial benefits, training and capacity building programs and in-country community and social programs it receives today, while ensuring that, in consideration for its continued sponsorship of TOML, Tonga will receive continuity benefits upon the commencement of commercial production by any subsidiary of TMC, other than TOML, under the U.S. regulatory regime.

Rutger Bosland, Pioneering Engineer and Technical Lead on Development of TMC’s Nodule Collection System, Joins TMC to Drive Commercial Readiness

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

Industry Developments

TMC CEO Testifies to U.S. House of Representatives on Benefits of Nodules

On April 29, 2025, our CEO Gerard Barron gave testimony during a meeting of the U.S. House Natural Resources Subcommittee on Oversight and Investigations at a hearing titled, “Exploring the Potential of Deep-Sea Mining to Expand American Mineral Production”. In his remarks as an expert witness, Mr Barron highlighted the abundant, unattached polymetallic nodule resource as a platform to secure new supplies of critical minerals essential for U.S. infrastructure, defense, energy and technology. Another expert witness, Dr. Thomas Peacock of MIT — one of the world’s leading experts on deep-sea sediment plume dynamics — asked the Committee to be wary of misinformation, stating “unfortunately it’s not the case” that the latest scientific findings are being used to drive decisions and discussions about deep-sea mining.

Peer-reviewed Rebuttal to Publication

On December 19, 2025, a peer-reviewed rebuttal was published in Frontiers in Marine Science refuting earlier claims in a paper published by Nature Geoscience that purported that seafloor nodules produce oxygen in the absence of sunlight. The rebuttal argues that the dark oxygen hypothesis is incompatible with decades of established evidence, and far better explained by the deliberate omission of contradictory data and improper equipment use. The peer-reviewed rebuttal follows the earlier submission of multiple rebuttals to Nature warning of serious flaws with the paper’s methodology and claims, including selective reporting of data and omission of key evidence which showed oxygen levels increasing without nodules, directly contradicting the authors’ claims.

Peer-reviewed Nature Study

On December 5, 2025, a peer-reviewed study published in Nature Ecology & Evolution, based on data collected two months after TMC’s test mining, confirmed that biodiversity impacts were confined to the directly mined areas, with no significant changes in plume-affected zones. Independent researchers observed 37% fewer organisms and a 32% reduction in species richness within collector tracks—impacts that were expected and less severe than anticipated. There will likely have been recolonization of mined areas over time, increasing species richness as has been observed with other size classes of sedimentary benthic biota.

Peer-reviewed Nature study demonstrates seafloor plume stays low, settles fast

On November 27, 2025, a peer-reviewed study published in Nature based upon in-field data gathered from TMC’s test mining using innovative thorium-tracing techniques shows the plume stays low, settles fast, with concentrations returning to background levels within just 1-2 kilometers.

Financing

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

Strategic Investment from Korea Zinc — a World-Leader in Non-Ferrous Metal Refining and pCAM Technology

On June 16, 2025, we announced that Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material (pCAM) technology, had agreed to make a strategic investment of approximately $85.2 million in us through the purchase of common shares and warrants in a private placement. Under the terms of the agreement, Korea Zinc purchased 19.6 million common shares at the last market closing price of $4.34 per share and received a three-year warrant to purchase 6.9 million common shares (0.35 warrant shares for every 1 initial common share for no additional consideration) with an exercise price of $7.00 per share, subject to call exercise provisions at our option should our common shares trade above $10.00 for 20 consecutive days. Upon closing on June 26, 2025, Korea Zinc became one of our largest strategic shareholders with ownership of approximately 5% of our outstanding common shares. As part of this investment, in July 2025, Yun B. Choi, the Chief Executive Officer of Korea Zinc became a non-voting observer to our board of directors.

TMC Board Appointments

Appointment of Michael Hess and Alex Spiro to our Board of Directors

On June 16, 2025, we announced the appointment of Michael Hess and Alex Spiro to our Board of Directors strengthening our board as we execute on our U.S. strategy and accelerate progress toward commercial recovery of polymetallic nodules in international waters under the existing U.S. seabed mining code. Mr. Hess brings deep operational and investment experience in the U.S. energy sector, along with a strong network and strategic perspective that will support our path toward commercial operations under U.S. law. Mr. Spiro adds significant legal and capital markets expertise, and his counsel is already proving valuable as we work closely with NOAA and engage with the new Administration to advance our application.

Developments Subsequent to December 31, 2025

TMC Welcomes NOAA Rule Modernizing Deep-Seabed Mining Permits for U.S. Companies in the High Seas

On January 21, 2026, we welcomed the new rule issued by the National Oceanic and Atmospheric Administration (NOAA) updating regulations governing deep seabed mineral exploration and commercial recovery under DSHMRA. Final rule establishes a consolidated application and review process under DSHMRA, allowing companies that have completed the necessary exploration, environmental, and technological development work to rely on exploration-phase data in commercial recovery permit applications, reducing duplication and improving regulatory efficiency.

TMC USA Files First Consolidated Deep-Seabed Mining Application, Increasing Expected Commercial Recovery Permit Area to 65,000 km2

On January 22, 2026, we announced that TMC USA had submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in international waters of the CCZ. The application represents the first consolidated exploration license and commercial recovery permit application submitted under NOAA’s new consolidated application and review process and increases the applied for commercial recovery area from ~25,000 to ~65,000 km2, with an estimated resource of 619 million tonnes (Mt) of wet nodules and a potential exploration upside. TMC USA was able to apply under NOAA’s new consolidated process because it can demonstrate the scientific, technical and financial capability to pursue commercial recovery activities expeditiously.

NOAA Determines TMC USA’s Consolidated Deep-Seabed Mining Application is in Substantial Compliance

On March 9, 2026, we announced that NOAA determined that the consolidated application submitted by TMC USA for an exploration license and commercial recovery permit is in substantial compliance with the applicable requirements under DSHMRA and its implementing regulations. This determination marks a key step in the U.S. regulatory process for exploration and commercial recovery of polymetallic nodules in the CCZ under NOAA’s new rule establishing a consolidated application and review process. The process enables a more efficient regulatory timeline by allowing exploration-phase environmental, geological, and engineering data to be incorporated directly into the commercial recovery review.

Strategic Partnership with Mariana Minerals

On March 19, 2026, we signed a Strategic Partnership Agreement with Mariana Minerals (“Mariana”) focusing on the potential development of a nodule processing and refining facility in the Port of Brownsville, Texas as part of our owner’s team. Mariana brings an AI, software-first approach to the permitting, construction and operation of critical mineral projects: fast-tracked capital project execution, which enabled Tesla to build its Lithium plant in Texas in less than 20 months and is core to how SpaceX and other cutting edge businesses operate, can be even further accelerated via a software-first approach and offers a faster, more modern pathway to re-industrialization.

Exclusivity on Lease Option for Site in Brownsville, Texas

On March 27, 2026, we announced that TMC USA currently holds an exclusive right of negotiation with the Port of Brownsville, Texas on a lease and / or lease option for land sufficient to develop a domestic nodule processing and refining ecosystem for TMC USA and other American nodule developers, with the ultimate decision conditional on U.S. government support. The option on a 50-year lease covers a total of 1,466 acres of land at the Port of Brownsville, Texas, in two separate land parcels (735 acres on the Brownsville Texas Shipping Channel and an adjacent 731 acres). There is currently no financial commitment required of TMC USA.

Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States

The Deep Seabed Hard Mineral Resources Act

DSHMRA establishes a domestic legal regime for U.S. citizens to explore for and commercially recover hard mineral resources from the seabed in areas beyond U.S. national jurisdiction. DSHMRA affirms that deep-sea mining is a lawful freedom of the high seas, subject to a duty of reasonable regard to the interests of other states in their exercise of those and other freedoms recognized by the general principles of international law, and provides a regulatory structure administered by NOAA, an agency under the U.S. Department of Commerce. NOAA’s implementing regulations detail the criteria and conditions for issuance of deep seabed exploration licenses and commercial recovery permits to U.S. citizens, including any individual, corporation, or other entity organized under the laws of a U.S. state or territory.

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

The certification process includes an interagency consultation with other U.S. government departments (including the Department of State, the Department of War, and the Environmental Protection Agency). Following certification, an Environmental Impact Statement, or EIS, is expected to be prepared under NEPA, and a public comment period will be provided. Following the public comment period, NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance or unforeseen environmental harm.

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

NORI, our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. In September 2017, Nauru and NORI entered into a sponsorship agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules in the NORI Contract Area, which was revised in May 2025.

TOML, our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential collection of nodules in the TOML Contract Area, which was most recently revised in August 2025.

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

Regulatory risks

Regulations related to emissions limits, such as cap-and-trade schemes and carbon taxes, would likely increase our future cost of operations, energy purchase, and equipment selection in addition to costs associated with potential carbon tax and/or purchase of carbon offsets. It is difficult to estimate the impact of potential future regulations on future operations.

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

Public policy risks

We are seeking to close the emerging supply gap of the critical metals contained in nodules needed for the transition to renewable energy and adoption of EVs and other critical and/or emerging applications. We plan to take advantage of this opportunity to supply these potentially lower carbon critical metals, avoid deforestation, and help reduce the cost of batteries.

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

Impact of Global Inflation

The global inflation rate stayed relatively high in 2025 and over the past several years, marine fuel prices and vessel day rates remained high and have increased our exploration expenses beyond what was originally expected. Additionally, we are experiencing higher offshore labor costs through our contractors.

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

Components of Results of Operations

We are in the development stage with no revenue to date and a net loss of $319.8 million for the year ended December 31, 2025, compared to a net loss of $81.9 million in the prior year. We have an accumulated deficit of approximately $951.3 million from inception through December 31, 2025.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

We align our operating expenses based on activity performed by our personnel which allocates these costs under Exploration and Evaluation expenses and General and Administrative expenses. This alignment is adjusted throughout the year to reflect changes in business activities.

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

Interest Income/Expense

Interest income consists primarily of interest earned on our cash balance.

Fees and Interest on Borrowings and Credit Facilities

Fees and interest on borrowings and credit facilities represent interest charged on our short-term debt and interest and underutilization fees associated with our credit facilities.

Foreign Exchange Loss

The foreign exchange income or loss for the periods reported primarily relates to unrealized gain or loss due to revaluation of foreign denominated accounts payable and accrued liabilities.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liabilities primarily consists of the change in the fair value of the 9,500,000 Private Warrants issued to Sustainable Opportunities Holdings LLC concurrently with Sustainable Opportunities Acquisition Corp.’s (“SOAC”) initial public offering (the “Private Warrants”). For accounting purposes, we were considered to have issued the Private Warrants as part of the Business Combination, and we are required to re-measure the fair value of our Private Warrants at the end of each reporting period.

Results of Operations

The following is a discussion of our results of operations for the years ended December 31, 2025 and 2024. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our annual financial statements herein.

Comparison of the periods ended December 31, 2025 and 2024

	For the Three Months Ended			For the Year Ended
(Dollar amounts in thousands,	December 31,			December 31,
except as noted)	2025	2024	% Change	2025	2024	% Change
Exploration and evaluation expenses	$10,638	$8,304	28%	$40,282	$50,643	(20)%
General and administrative expenses	34,067	8,044	324%	99,772	30,644	226%
Nauru and Tonga warrant cost	—	—	N/A	38,056	—	100%
Change in fair value of royalty liability	—	—	N/A	131,000	—	100%
Equity-accounted investment loss (gain)	(725)	29	(2,600)%	(287)	226	(227)%
Gain on dilution of investment	(2,682)	—	100%	(5,649)	—	100%
Loss on termination of contract	—	199	(100)%	—	199	(100)%
Change in fair value of warrants liability	(379)	46	(924)%	12,439	(1,057)	(1,277)%
Foreign exchange (loss) gain	66	(1,782)	(104)%	3,665	(1,186)	(409)%
Interest income	(1,288)	(51)	2,426%	(2,793)	(176)	1,487%
Fees and interest on borrowings and credit facilities	680	1,224	(44)%	3,215	2,602	24%
Tax expense	21	48	(56)%	144	48	200%
Loss for the year, after tax	$40,398	$16,061	152%	$319,844	$81,943	290%

Full Year 2025 compared to Full Year 2024

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the year ended December 31, 2025 were $40.3 million, compared to $50.6 million incurred in 2024. The decrease of $10.3 million was primarily due to a decrease of $14.8 million in mining, technological and process development cost due to costs incurred in 2024 for Campaign 8 resource definition work, Allseas vessel transit cost and transportation of nodules to PAMCO’s facility in Japan, decrease in ISA permitting application cost in 2025, partially offset by an increase in share-based compensation of $4.9 million on the amortization of the fair value of retention grants, RSUs and options granted to officers in 2025.

General and Administrative (“G&A”) Expenses

G&A expenses for the year ended December 31, 2025 were $99.8 million compared to $30.6 million for the same period in 2024. The increase of $69.2 million in G&A expenses was mainly the result of an increase in share-based compensation of $63.7 million due to the amortization of the fair value of retention grants, RSUs and options granted to directors and consultants in the third quarter of 2025, and higher consulting and advisory fees of $5.4 million. This increase was partially offset by decreased travel and insurance costs incurred in 2025 compared to the same period in 2024.

Nauru and Tonga Warrant costs

As part of the signing of a revised Sponsorship Agreement with Nauru on May 29, 2025, we issued 9,146,268 warrants to Nauru to purchase common shares. The fair value of the Nauru Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $3.62 for a total value of $33.1 million.

As part of the signing of a revised Sponsorship Agreement with the Tonga Seabed Minerals Authority (the “State”) on August 4, 2025, we issued 1,000,000 warrants to the State to purchase common shares of the Company. The fair value of the Tonga Warrants, calculated using a Black-Scholes valuation model, valued each warrant at $5.00 for a total value of $5 million.

For further details on this non-recurring item, refer to Note 16 “Warrants” in our annual financial statements herein.

Gain on Dilution of Investment

In 2025, Low Carbon Royalties issued 8,013,469 common shares through a private placement and option exercises, raising $25.1 million of gross proceeds. We did not participate in the offering, which reduced our ownership interest in Low Carbon Royalties from 32.27% to 27.19% (December 31, 2024: 32.27%). As the common shares were issued in the financing at a price higher than Low Carbon Royalties’ book value per share, we recorded a dilution gain of $5.6 million.

Change in Fair Value of Royalty Liability

The fair value of the royalty liability as at December 31, 2025 was valued using a market approach for NORI Areas A to C, while for Area D an income approach was used following the release of the NORI-D PFS in August 2025. The resulting royalty liability fair value of NORI Areas A to D totaled $145 million, an increase of $131 million in 2025.

Interest Income

During 2025, we earned interest of $2.8 million, as compared to $0.2 million in 2024, mainly from the investment of our higher cash balance in 2025.

Change in Fair Value of Warrants Liability

The change in fair value of warrants liability primarily consists of the change in the fair value of the 9,500,000 Private Warrants. The debit recorded in 2025 reflects the increase in the fair value price of our Private Warrants due to the increase in the market price of our common shares and Public Warrants.

Fees and Interest on Borrowings and Credit Facilities

The interest charged on our short-term debt borrowings was $0.3 million in the year ended December 31, 2025 ($0.2 million for the same period of 2024), while interest on drawn amounts on our credit facilities was $0.1 million and underutilization fees on these same facilities was $2.8 million in the year ended December 31, 2025 ($0.3 million and $2.1 million over the same period in 2024, respectively).

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, and the issuance of convertible debentures. As of December 31, 2025, we had cash on hand of $117.6 million.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D and then the applications of exploration licenses and commercial recovery permits with NOAA under DHMRA, and by negotiating the settlement of program expenditures with our equity whenever possible, and by utilizing existing assets for offshore and onshore production.

We have yet to generate any revenue from our business operations. We are a development company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations is dependent upon many factors including, among other things, the development of a commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of additional mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing approvals under the U.S. regulatory regime or ISA exploitation contracts or provisional approvals. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance our application to NOAA for a commercial recovery permit and preparation for potential commercialization. Based on our cash balance and availability of borrowing under our credit facility with ERAS Capital LLC and Gerard Barron, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Annual Report. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in external business environment.

In addition, we will however need and are seeking additional financing to fund our continued operations over time. These financings could include additional public or private equity, debt financings, equity-linked financings or other sources of financing, including through government-based funding, non-dilutive asset, royalty or project-based and/or asset-based financings. If these financing or other financing sources are not available, or if the terms of financing are less desirable than we expect, or if in insufficient amounts, we may be forced to delay our exploration and/or exploitation activities or further scale back our operations, which could have a material adverse impact on our business and financial prospects.

On September 16, 2022, we filed a registration statement on Form S-3 with the SEC, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities. In addition, on November 30, 2023, we filed an additional registration statement on Form S-3 with the SEC, which the SEC declared effective on December 8, 2023, to sell up to an additional $100 million of securities. As previously disclosed in 2025, remaining capacity on the two previously filed Form S-3s has been nearly extinguished following various equity and warrant transactions, and we expect to file a new registration statement on Form S-3 following the filing of this Annual Report. Securities that may be sold under the registration statements include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell common shares with an aggregate offering price of up to $30 million. In 2025, we issued 7,542,996 common shares at an average share price of $2.02, for net proceeds of $14.8 million under the Sale Agreement. The Sales Agreement expired in October 2025.

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

On March 22, 2024, we entered into the 2024 Credit Facility with Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of our director, Andrei Karkar (the “2024 Credit Facility”), pursuant to which, we may borrow from the 2024 Lenders up to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders), from time to time (was initially $20 million in the aggregate ($10 million from each of the 2024 Lenders), subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. We have the right to pre-pay the entire amount outstanding under the 2024 Credit Facility at any time, before the 2024 Credit Facility’s maturity of December 31, 2025. The 2024 Credit Facility also contains customary events of default. The 2024 Credit Facility will terminate automatically if we or any of our subsidiaries raise at least $50 million in the aggregate (i) through the issuance of any of our or our subsidiaries’ debt or equity securities, or (ii) in prepayments under an off-take agreement or similar commercial agreement. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility to increase the borrowing limit to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). Under the terms of the First Amendment, the borrowing limit was due to return to the initial $20 million in the aggregate ($10 million from each of the 2024 Lenders) upon certain financing events. On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from 4% to 6.5% on any undrawn amounts under the 2024 Credit Facility. On January 30, 2025, we repaid $1.8 million from the drawn amount, leaving a balance of $2.5 million drawn under the 2024 Credit Facility, as of the date of this Annual Report. With the January 2025 repayment, the borrowing limit on the 2024 Credit Facility was reduced to $36.2 million ($17.2 million from Gerard Barron and $19 million from ERAS Capital LLC). On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026.

On September 9, 2024, we entered into a Working Capital Loan Agreement with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the short-term loan between us and the Lender. The Working Capital Loan was payable to the Lender on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan bore interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if we deferred all interest payments to the Repayment Date). On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into the Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the repayment date under the Working Capital Loan Agreement was extended to September 30, 2025. In the second quarter of 2025, the entire Working Capital Loan amount along with the interest payable was repaid and the facility was cancelled.

On November 14, 2024, we entered into a securities purchase agreement (the “2024 Purchase Agreement”) with certain new and existing institutional investors for the sale of an aggregate of 17,500,000 common shares (the “Shares”) and accompanying Class B warrants (the “Class B Warrants”), in a registered direct offering. The offering price was $1.00 per common share, with each common share including an accompanying Class B Warrant to purchase 0.5 common shares. The Class B Warrants are exercisable immediately upon issuance at a price of $2.00 per share and expire five years from issuance. On November 26, 2024, we entered into the First Amendment to the 2024 Purchase Agreement, pursuant to which we agreed to sell and issue an additional 2,400,000 common shares and accompanying Class B Warrants to purchase 1,200,000 common shares to new investors on the same terms and conditions as initially offered. Including the First Amendment to the 2024 Purchase Agreement, we agreed to sell and issue in aggregate 19,900,000 common shares and Class B Warrants to purchase 9,950,000 common shares. We received gross proceeds in the offering, exclusive of warrant exercises, of $19.9 million (net proceeds of $14.2 million, after offering expenses), of which $5 million was received on February 6, 2025.

On May 12, 2025, we entered into a securities purchase agreement with certain new and existing investors, including an existing strategic investor, for the sale of an aggregate of 12,333,333 common shares and accompanying Class C Warrants, in a registered direct offering, for gross proceeds, exclusive of warrant exercises, of $37 million (net proceeds of $36.7 million, after offering expenses). The offering price was $3.00 per common share, with each common share including an accompanying Class C Warrant to purchase one common share. The Class C Warrants are exercisable immediately upon issuance at a price of $4.50 per share and expire three years from issuance.

On June 16, 2025, we entered into a Securities Purchase Agreement with Korea Zinc, pursuant to which in consideration of gross cash receipt of $85.2 million, we agreed to issue and sell to Korea Zinc 19,623,376 of our common shares and accompanying warrants to purchase an aggregate of 6,868,181 common shares. The purchase price per share and accompanying warrant was set at $4.34. The Korea Zinc Warrant is exercisable at an exercise price of $7.00 per share and expires on June 25, 2028. Pursuant to this Securities Purchase Agreement, subject to certain exceptions, Korea Zinc will have a right to participate in any public offering or private placement of any of our common shares or common share equivalents primarily for capital raising purposes (each a “Proposed Offering”) up to such amount of securities to maintain its percentage ownership at the time of such Proposed Offering. Such right to participate in future financings will expire upon the earlier to occur of (i) June 16, 2030, (ii) the date on which Korea Zinc owns less than all of the common shares it purchased and subscribed pursuant to this Securities Purchase Agreement and (iii) immediately after a closing of a Proposed Offering where Korea Zinc does not exercise its participation right in full. The funds raised under this Securities Purchase Agreement are to be used for general corporate purposes.

We may receive up to approximately $432.5 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants, the Class B Warrants, Class C Warrants, and Warrants issued to Korea Zinc, Nauru and Tonga based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire in September 2026 worthless. In certain circumstances, the Public Warrants and Private Warrants, Class A Warrants, Class B Warrants and Class C Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants will be in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. The warrants issued to the Republic of Nauru and Kingdom of Tonga can only be exercised after the commercial recovery permit is received and commercial production commences and there can be no assurance that the exercise conditions will be met prior to their expiration. In addition, the exercise price to purchase one common share under the outstanding Class A Warrants and Class B Warrants is $2.00 each, Class C Warrants is $4.5, warrants issued to Korea Zinc is $7.00, warrants issued to Republic of Nauru is $4.72 and warrants issued to Tonga is $5.87 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the exercise thereof.

Cash Flows Summary

Comparison of the Periods Ended December 31, 2025 and December 31, 2024

The following table summarizes our sources and uses of cash for the three and twelve months ended December 31, 2025 and December 31, 2024.

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Year Ended
(thousands)	December 31,		December 31,
	2025	2024	2025	2024
Net cash (used in) operating activities	$(11,355)	$(13,718)	$(42,851)	$(43,468)
Net cash (used in) investing activities	$241	$(50)	$447	(515)
Net cash (used in) provided by financing activities	$13,110	$17,300	$156,585	$40,686
Increase (decrease) in cash	$1,996	$3,532	$114,181	$(3,297)

Full Year 2025 compared to Full Year 2024

Cash flows used in Operating Activities

For the year ended December 31, 2025, major operating activities over this period involved advanced work on pre-feasibility studies and work to advance our permit applications with NOAA resulting in net cash used in operating activities of $42.9 million. This mainly consisted of $11.1 million on payroll costs, $8.1 million on various environmental work, $7.5 million on legal and consulting fees, $3.7 million on stakeholder engagement, $3.7 million on interest and underutilization fees paid on the 2024 Credit Facility and working capital loan, $3.3 million on business development, investor relations and communications, $1.4 million on mining technological and process development and $4.1 million for various expenses, partially offset by interest income receipts of $2.4 million.

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

Cash flows used in/provided by Investing Activities

Net cash generated by investing activities 2025 was $0.4 million which included proceeds from the return of capital from Investee offset by the purchase of equipment and software development. In the comparative period of 2024, $0.5 million was spent on acquisition of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for 2025 was $156.6 million, which comprised of net cash proceeds received from the Korea Zinc investment of $85.2 million, net proceeds from the 2025 Registered Direct Offering of $36.7 million, the remaining net proceeds from the 2024 Registered Direct Offerings of $4.5 million, proceeds from common shares sold under the Sales Agreement of $14.8 million and proceeds from the exercise of stock options and warrants of $27.2 million. This increase was partially offset by repayments totaling $11.8 million on our credit facilities and on the Allseas Working Capital loan.

Net cash provided by financing activities for the year ended December 31, 2024 was $40.7 million, which comprised of net proceeds received from the 2024 Registered Direct Offering of $14.7 million, net proceeds of $8.8 million from the 2023 Offering, proceeds from short-term debt and credit facilities of $11.8 million, proceeds from common shares sold under the Sales Agreement of $4.9 million and proceeds from the exercise of stock options and employee stock plans of $0.5 million.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: NORI is currently implementing its approved five-year plan. NORI’s exploration contract expires on July 21, 2026. NORI submitted an application to the ISA for a five-year extension of the contract that is currently under review. The cost of the proposed five-year plan of work include in NORI’s extension application is dependent on the ISA’s approval of the NORI extension Work plans are reviewed annually by NORI, agreed with the ISA and may be subject to change depending on their progress to date.

TOML Exploration Contract

As part of the TOML Exploration Contract with the ISA, TOML submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026. TOML is currently implementing its approved plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports. TOML’s exploration contract expires on January 10, 2027. TOML is required to submit an application for extension no later than six months before the expiration of the contract. TOML intends to submit an application for a five-year extension in 2026.

Regulatory Obligations Relating to Exploration Contracts

Both TOML and NORI require sponsorship from their host sponsoring States, Tonga and Nauru, respectively. Each company has been registered and incorporated within the applicable host State’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host state that is a member of the ISA, and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

NORI is sponsored by Nauru pursuant to a certificate of sponsorship signed by the Government of Nauru on April 11, 2011. NORI is a Nauruan incorporated entity and is subject to applicable Nauruan legislation and regulations. In 2015, the Nauruan government established the Nauru Seabed Minerals Authority to regulate activities carried out by companies sponsored by Nauru.

Throughout the period of the NORI Exploration Contract, NORI must be sponsored by a State that is party to UNCLOS. If the nationality or control of NORI changes or NORI’s sponsoring State, as defined in the ISA Regulations, terminates its sponsorship, NORI must promptly notify the ISA. In either event, if NORI does not obtain another sponsor meeting the requirements prescribed in the ISA Regulations and fails to submit to the ISA a certificate of sponsorship for NORI in the prescribed form within six months, the NORI Exploration Contract will terminate.

On July 5, 2017, Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules within the NORI Contract Area of the CCZ. On May 29, 2025 the Republic of Nauru and NORI signed a revised Sponsorship Agreement, updating the terms of the Agreement signed between the parties in 2017.

The revised Sponsorship Agreement will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party or upon the assignment of NORI’s rights and the transfer of sponsorship to another sponsoring State. Under the agreement, NORI will pay Nauru a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, subject to annual inflation adjustment. In addition, NORI will pay an annual administration fee, initially capped at $500,000, to support Nauru’s administration of its sponsorship and regulatory oversight. The agreement also provides for potential continuity payments to Nauru if a subsidiary other than NORI develops nodules in the NORI Contract Area under the U.S. regulatory regime with the applicable payment amounts and schedule to be determined in accordance with the terms of the agreement. During any period in which such continuity payments are made, NORI has agreed to maintain an office in Nauru and make annual investments in local presence, community initiatives and training and capacity-building programs for Nauruan nationals. In connection with the Sponsorship Agreement, Nauru holds warrants to purchase 9,146,268 of our common shares at an exercise price of $4.72. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Nauru, under which we guarantee certain financial obligations of NORI under Nauruan law and the Sponsorship Agreement and provides limited indemnification.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. TOML updated the sponsorship agreement with Tonga in September 2021 and again on August 4, 2025.

The revised Sponsorship Agreement between Tonga and TOML will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party. Under the agreement, Tonga will continue to sponsor TOML’s seabed mineral activities in the ISA contract area. Upon commencement of commercial recovery of polymetallic nodules under an ISA contract, TOML will pay the Tonga Seabed Minerals Authority a commercial recovery payment of $2 per tonne of polymetallic nodules recovered from the contract area, subject to annual inflation adjustment. In addition, TOML will pay an annual administration fee of $90,000, which may increase by up to 5% annually, to support the administration of Tonga’s sponsorship and regulatory oversight. The agreement also provides for potential continuity benefit payments to Tonga if a subsidiary other than TOML develops nodules in the TOML Contract Area under the U.S. regulatory regime. The applicable payment amounts and schedule will be determined in accordance with the terms of the agreement. During any period in which such continuity benefits are provided, TOML has agreed to maintain an office in Tonga and make annual investments in local presence, community initiatives and training and capacity-building programs for Tongan nationals. In connection with the Sponsorship Agreement, Tonga holds warrants to purchase 1,000,000 of our common shares at an exercise price of $5.87. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Tonga, under which we guarantee certain financial obligations of TOML under Tongan law and the Sponsorship Agreement and provides limited indemnification.

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

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of up to an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments. NORI and Allseas intend to equally finance all costs related to developing and getting the first commercial system into production. Once in production, NORI is expected to pay Allseas a nodule collection and transshipment fee and, as Allseas scales up production to up to an estimated 3.0 million wet tonnes of nodules per year, it is expected that unit costs will be reduced. Following the successful completion of the NORI Area D pilot collection system trials in November 2022 and subsequent analysis of pilot data, the parties are reviewing a commercial nodule collection system production targets, system design and cost estimates and intend to enter into a binding Heads of Terms by the end of 2024. There can be no assurances, however, that we will enter into definitive agreements with Allseas contemplated by the non-binding term sheet in a particular time period, or at all, or on terms similar to those set forth in the non-binding term sheet, or that if such definitive agreements are entered into by us that the proposed commercial systems and second production vessel will be successfully developed or operated in a particular time period, or at all.

Through December 31, 2025, we have made the following payments to Allseas under the PMTA: (a) $10 million in cash in February 2020, (b) $10 million through the issuance of 3.2 million Common Shares valued at $3.11 per share in February 2020, (c) issued Allseas a warrant to purchase 11.6 million Common Shares at a nominal exercise price per share in March 2021, (d) $10 million in cash in October 2021, following the closing of the Business Combination and meeting certain progress targets on the PMTS and (e) on February 23, 2023 issued 10.85 million Common Shares to Allseas. On August 9, 2023, 11,578,620 common shares were issued to Allseas upon the exercise of the warrant that was granted to Allseas in March 2021, and receipt of the exercise fee of $115.8 thousand. The warrant vested and became exercisable on successful completion of the PMTS in November 2022.

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

Borrowing with Company Related to Allseas

2023 Credit Facility

As described above, on March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25.0 million pursuant to the terms and conditions of the 2023 Credit Facility, as amended, which has a maturity date of August 31, 2025. On August 16, 2024, we entered into the Third Amendment to the 2023 Credit Facility, to increase the borrowing limit of the 2023 Credit Facility to $27.5 million. Under the terms of the Third Amendment, upon closing of the November 2024 Registered Direct Offering discussed above, the borrowing limit returned to $25 million. There was no outstanding balance under the 2023 Credit Facility as at December 31, 2025. Pursuant to the Letter Agreement entered into on March 24, 2025, we agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay Argentum Cedit Virtuti GCV the underutilization fee thereunder.

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

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

Under the 2024 Credit Facility wit ERAS Capital LLC and Gerard Barron we may borrow up to $44 million in the aggregate ($22 million from each of the 2024 Lenders). The Maturity Date for any borrowings under the 2024 Credit Facility is June 30, 2026. See above for a further description of the 2024 Credit Facility. As of December 31, 2025, we had no borrowing under the 2024 Credit Facility and are only incurring the underutilization fee.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 “Basis of Presentation” to our audited consolidated financial statements included in this Annual Report. We have the critical accounting policies and estimates which are described below.

Value of Common Share-Based Payments

We recognize the cost of share-based awards granted to employees, directors and non-employees based on the estimated grant-date fair value of the awards. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

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

Evaluation of Going Concern

We assess quarterly whether we have the ability to meet our committed cash requirements for the next twelve months and continue to operate as a going concern. This assessment requires the use of forecasts of our business activities and related estimates of future cost obligations which can be subject to change. Changes in these assumptions could have a material impact on our assessment and related disclosures.

Recent Accounting Pronouncements

See Note 5 “Recent Accounting Pronouncements Issued and Adopted” to the audited consolidated financial statements included in this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations and cash flows.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable Canadian financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at December 31, 2025.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TMC the metals company Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of loss and comprehensive loss, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of royalty liability

Description of the Matter

At December 31, 2025, the fair value of the NORI D Royalty (“royalty liability”) was $130.0 million, as disclosed in Note 10 to the consolidated financial statements. The royalty liability was recognized in accordance with ASC 470 Debt, and the Company measures the royalty liability at fair value through profit and loss at the end of each reporting period. Specifically at December 31, 2025, the Company determined the fair value of the royalty liability using an income approach. This required management to make significant assumptions with respect to the discount rate, future metal prices, production levels, repurchase options and certain operational matters that include permitting and project timelines.

Auditing management’s estimate of the fair value of the royalty liability was complex due to the significant estimation uncertainty and judgement applied by management in determining these significant assumptions. This required the involvement of specialists.

How We Addressed the Matter in Our Audit

To test the fair value of the royalty liability we performed the following procedures, amongst others. We involved valuation specialists to evaluate the discount rate against current industry and economic trends, compared future metal prices against market data, evaluated management’s sensitivity on the economics of triggering the repurchase options from a market participant’s perspective and performed sensitivity analyses over certain assumptions to assess the impact on the fair value. We assessed the reasonableness of permitting assumptions and project timelines based on the latest available information, and tested the completeness, accuracy, and relevance of underlying data used in the Company’s models.

We involved our mining specialists to assist in evaluating the methods and assumptions used by management’s specialists to estimate production levels. We also involved our mining specialists in evaluating the methods and assumptions employed by management regarding certain operational matters that form the basis of cash flow estimates, including permitting assumptions. Further, we assessed the adequacy of the consolidated financial statement disclosures.

/s/ Ernst & Young LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2012.

Vancouver, Canada

March 31, 2026

TMC the metals company Inc.

Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

		As at	As at
		December 31,	December 31,
ASSETS	Note	2025	2024
Current
Cash		$117,633	$3,480
Receivables and prepayments	6	3,049	1,851
		120,682	5,331
Non-current
Exploration assets	11	42,951	42,951
Right of use asset	8	1,907	3,814
Equipment	7	519	771
Software	7	2,125	1,928
Investments	9	13,447	8,203
		60,949	57,667

TOTAL ASSETS		$181,631	$62,998

LIABILITIES
Current
Accounts payable and accrued liabilities	13	46,048	42,754
Short-term debt	8, 21	—	11,775
Warrants liability	16	13,351	—
		59,399	54,529
Non-current
Deferred tax liability	11,25	10,675	10,675
Royalty liability	10	145,000	14,000
Warrants liability	16	—	912
		155,675	25,587

TOTAL LIABILITIES		$215,074	$80,116

EQUITY
Common shares (unlimited shares, no par value – issued: 422,966,333 (December 31, 2024 – 340,708,460))	17	681,343	477,217
Additional paid - in capital		237,696	138,303
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(951,279)	(631,435)
TOTAL EQUITY		(33,443)	(17,118)

TOTAL LIABILITIES AND EQUITY		$181,631	$62,998

Nature of Operations (Note 1)

Commitments and Contingent Liabilities (Note 22)

Subsequent Event (Note 25)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

		For the year ended	For the year ended
		December 31,	December 31,
	Note	2025	2024
Operating expenses
Exploration and evaluation expenses	11	$40,282	$50,643
General and administrative expenses	12	99,772	30,644
Operating loss		140,054	81,287

Other items
Nauru and Tonga warrant costs	16	38,056	—
Change in fair value of royalty liability	10	131,000	—
Equity-accounted investment loss	9	(287)	226
Gain on dilution of investment	9	(5,649)	—
Loss on termination of contract		—	199
Change in fair value of warrant liability	16	12,439	(1,057)
Foreign exchange loss (gain)		3,665	(1,186)
Interest income		(2,793)	(176)
Fees and interest on borrowings and credit facilities	8, 21	3,215	2,602

Loss and comprehensive loss for the year, before tax		$319,700	$81,895

Tax Expense	24	144	48

Loss and comprehensive loss for the year		$319,844	$81,943

Loss per share
- Basic and diluted	19	$0.83	$0.25

Weighted average number of common shares outstanding – basic and diluted		384,512,470	321,875,050

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

	Common Shares		Additional	Accumulated Other
For the year ended December 31, 2025	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
January 1, 2025	340,708,460	$477,217	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants to Korea Zinc (Notes 14, 16)	19,623,376	71,686	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses (Notes 14, 16)	12,333,333	24,149	12,548	—	—	36,697
Issuance of shares and warrants under 2024 Registered Direct Offering, net of expenses (Notes 14, 16)	5,000,000	2,237	2,763	—	—	5,000
Shares issued from At-the-Market Equity Distribution Agreement (Note 15)	7,542,996	14,784	—	—	—	14,784
Exercise of Class A warrants (Note 16)	1,913,270	5,539	(1,712)	—	—	3,827
Exercise of Class B warrants (Note 16)	8,433,096	17,024	(7,224)	—	—	9,800
Exercise of Class C warrants (Note 16)	2,330,000	12,838	(2,353)	—	—	10,485
Conversion of restricted share units, net of shares withheld for taxes (Note 18)	20,296,128	41,355	(41,355)	—	—	—
Exercise of stock options (Note 18)	4,746,546	14,423	(11,410)	—	—	3,013
Share purchases under Employee Stock Purchase Plan (Note 18)	39,128	91	(24)	—	—	67
Nauru and Tonga warrant cost (Note 16)	—	—	38,056	—	—	38,056
Share-based compensation and expenses settled with equity (Notes 11, 12, 18)	—	—	96,672	—	—	96,672
Loss for the period	—	—	—	—	(319,844)	(319,844)
December 31, 2025	422,966,333	$681,343	$237,696	$(1,203)	$(951,279)	$(33,443)

	Common Shares		Additional	Accumulated Other
For the year ended December 31, 2024	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
January 1, 2024	306,558,710	$438,239	$122,797	$(1,216)	$(548,902)	$10,918
Shares and warrants issued under 2024 Registered Direct Offering, net of expenses	19,400,000	17,190	6,023	—	—	23,213
Adjustment to Class A warrant	—	—	590	—	(590)	—
Conversion of restricted share units, net of shares withheld for taxes	10,734,581	14,954	(14,954)	—	—	—
Shares issued as per At-the-Market Equity Distribution Agreement	3,251,588	4,866	—	—	—	4,866
Exercise of stock options	715,772	1,891	(1,428)	—	—	463
Share purchases under Employee Stock Purchase Plan	47,809	77	(38)	—	—	39
Share-based compensation and expenses settled with equity	—	—	25,313	—	—	25,313
Foreign currency translation adjustment	—	—	—	13	—	13
Loss for the year	—	—	—	—	(81,943)	(81,943)
December 31, 2024	340,708,460	$477,217	$138,303	$(1,203)	$(631,435)	$(17,118)

The accompanying notes are an integral part of these consolidated financial statements.

TMC the metals company Inc.

Consolidated Statements of Cash Flows

(in thousands of US Dollars)

		For the year ended December 31,
	Note	2025	2024
Cash provided by (used in)

Operating activities
Loss for the year		$(319,844)	$(81,943)
Items not affecting cash:
Nauru and Tonga warrant costs	16	38,056	—
Amortization	7	252	362
Lease expense	8	1,907	1,907
Accrued interest on credit facilities	8, 21	—	416
Share-based compensation and expenses settled with equity	11, 12, 18	96,672	25,313
Equity-accounted investment loss (gain)	9	(287)	226
Gain on dilution of investment	9	(5,649)	—
Change in fair value of royalty liability	10	131,000	—
Change in fair value of warrants liability	16	12,439	(1,057)
Loss on termination of contract		—	199
Unrealized foreign exchange		3,483	(1,222)
Interest paid on amounts drawn from credit facilities and short-term debt	8, 21	(823)	(73)
Corporate income taxes paid during the year		(93)	(34)
Changes in working capital:
Receivables and prepayments		(1,198)	127
Accounts payable and accrued liabilities		1,234	12,311
Net cash used in operating activities		(42,851)	(43,468)

Investing activities
Proceeds from investee distribution	9	692	—
Acquisition of equipment and software	7	(245)	(515)
Net cash provided by (used in) investing activities		447	(515)

Financing activities
Proceeds from Korea Zinc Private Placement	14	85,118	—
Proceeds from Registered Direct Offerings	14	42,000	23,900
Expenses paid for Registered Direct Offerings	14	(734)	(357)
Proceeds from shares issued from At-the-Market Distribution Agreement	15	14,784	4,866
Proceeds from exercise of Class A warrants	16	3,827	—
Proceeds from exercise of Class B warrants	16	9,800	—
Proceeds from exercise of Class C warrants	16	10,485	—
Proceeds from drawdown of Credit Facilities		—	4,275
Repayment of drawn amount on Credit Facilities	21	(4,275)	—
Proceeds from drawdown of Allseas Short-Term Debt		—	2,000
Repayment of Allseas Short-Term Debt		—	(2,000)
Proceeds from drawdown of Allseas Working Capital Loan Agreement		—	7,500
Repayment of Allseas Working Capital Loan	8	(7,500)	—
Proceeds from Employee Stock Purchase Plan	18	67	39
Proceeds from exercise of stock options	18	3,013	463
Net cash provided by financing activities		156,585	40,686

Increase/(Decrease) in cash		$114,181	$(3,297)
Impact of exchange rate changes on cash		(28)	(65)
Cash - beginning of year		3,480	6,842
Cash - end of year		$117,633	$3,480

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

The Company is a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), with NORI Area D located approximately 1,500 miles (or 2,400 kilometers) southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) and rare earth elements (REE) which will initially be transformed into nickel, cobalt and copper-bearing intermediate and metal cathode products as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, the Company will explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (pCAM), as well as extracting REEs contained in nodules.

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”). The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 187,017 square kilometers. The submitted commercial recovery permit application is to secure commercial recovery rights for a subset of the TMC USA-A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules. On January 22, 2026, TMC USA formally submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in the CCZ. The application was filed under NOAA’s new consolidated application and review process. The consolidated application covers approximately 65,000 km2 exploration and commercial recovery area in the CCZ, compared to a commercial recovery area of 25,160 km2 in TMC USA’s initial commercial recovery permit application filed in April 2025.

Two of the Company’s wholly owned subsidiaries, Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (TOML) continue to hold and comply with the terms of their exploration contracts granted by the International Seabed Authority (ISA).

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

Statement of Compliance

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and include the accounts of TMC and its wholly-owned subsidiaries and equity accounted investments.

Basis of Measurement

These consolidated financial statements have been prepared under the historical cost convention, except for warrants liability and royalty liability that have been measured at fair value and are presented in United States (“US”) dollars.

Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries. The principal subsidiaries of the Company, their activities, and their geographic locations as at December 31, 2025, were as follows:

			Proportion of
			Interest Held
Subsidiary	Principal Activity	Location	by the Company
DeepGreen Engineering Pte. Ltd.	Mineral exploration	Singapore	100%
DeepGreen Metals ULC(1)	Mineral exploration	Canada	100%
The Metals Company USA, LLC	Development Company	USA	100%
DeepGreen TOML Holding 1 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Holding 2 Ltd.	Holding Company	British Virgin Islands	100%
DeepGreen TOML Singapore Ltd.	Mineral exploration	Singapore	100%
Koloa Moana Resources Ltd.	Holding Company	Canada	100%
Nauru Ocean Resources Inc.	Mineral exploration	Republic of Nauru	100%
Offshore Minerals Pty. Ltd.	Mineral exploration	Australia	100%
The Metals Company Australia Pty Ltd	Holding Company	Australia	100%
TMC The Metals Company UK Limited	Holding Company	United Kingdom	100%
Tonga Offshore Mining Limited	Mineral exploration	Kingdom of Tonga	100%
Seafloor Mineral Ventures	Mineral exploration	Indonesia	100%
(1)	DeepGreen Metals ULC was merged into TMC the metals company Inc. (its Canadian parent) on January 1, 2026.

All intra-group balances have been eliminated on consolidation.

3.	Significant Accounting Policies
i.	Foreign Currencies

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

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

ii.	Loss Per Share

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

iii.	Financial Instruments

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

The Company’s financial instruments consist of cash, receivables (Note 6), short-term debt, accounts payable, accrued liabilities (Note 13) which are initially recognized and subsequently measured at amortized cost, while royalty liability (Note 10), and warrants to acquire common shares of the Company (Note 16) are initially recognized and subsequently measured at fair value with changes in fair value recognized in the consolidated statements of loss and comprehensive loss in the period in which they arise.

iv.	Fair Value of Financial Instruments

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

There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As at December 31, 2025, and 2024, the carrying values of cash, receivables, short-term debt, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The Company’s financial instruments measured at fair value at each reporting period (Note 20) consist of its royalty liability (Note 10) and warrants (Note 16).

v.	Cash

Cash includes cash on deposit with banking institutions and term deposits with a remaining term to maturity at acquisition of three months or less when purchased.

vi.	Equipment and Software

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

vii.	Exploration Assets

The Company is in the development stage with respect to its investment in exploration contracts and follows the practice of capitalizing costs related to the acquisition of such exploration contracts. The Company capitalizes costs incurred to renew or extend the term of exploration contracts upon filing for such extension. The cost of exploration assets will be charged to operations using a unit-of-production method based on proven and probable reserves once commercial production commences in the future. The Company evaluates impairment indicators on its exploration assets at each reporting period and adjusts its carrying value if an impairment is identified.

viii.Exploration and Evaluation Expenses

While in the exploration and early development phases, the Company expenses all costs related to exploration and development of exploration contracts. Such exploration and development costs include, but are not limited to environmental studies, mining, technological and process development, prefeasibility studies, sponsorship, training and stakeholder engagement, and personnel costs, including shared-based compensation.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

We align our operating expenses based on activity performed by our personnel which allocates some of these costs to Exploration and Evaluation expenses. This alignment is adjusted throughout the year to reflect changes in business activities.

ix.	Share-Based Compensation

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

For stock options and restricted share units issued with performance conditions (Note 18), the Company recognizes share-based compensation cost when the specific performance targets become probable of being achieved using the accelerated attribution method. When these costs relate to equity financing, they are netted against share capital as a share issuance cost. The fair value of stock option awards with only service and/or performance conditions is estimated on the grant date using a Black-Scholes option-pricing model.

For stock options and restricted share units issued with market conditions (Note 18), the Company recognizes share-based compensation cost over the expected achievement period for the related market capitalization milestone determined on the grant date. If the related market capitalization milestone is achieved earlier than its expected achievement period, then any unamortized share-based compensation cost for that milestone is recognized at that time. The fair value of market-based stock option awards is estimated on the grant date using Monte-Carlo simulations.

The Company at times grants common shares, stock options or RSUs in lieu of cash to certain vendors for their services to the Company. The Company recognizes the associated cost in the same period and manner as if the Company paid cash for the services provided.

x.	Warrants Liability

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to U.S. GAAP Accounting Standard Codification (“ASC”) 480, Distinguishing Liability from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

The Company issued several other warrants in 2024 and 2025. All these warrants met the criteria for equity classification and were recorded under additional paid-in capital (Note 16).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

xi.	Income Taxes

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

Deferred tax income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are based on temporary differences, which are differences between the accounting basis and tax basis of assets and liabilities, non-capital loss, capital loss, and tax credits carryforwards and are measured using the enacted tax rates and laws expected to apply when these differences reverse. Deferred tax benefits, including non-capital loss, capital loss, and tax credit carryforwards are recognized to the extent that realization of such benefits is considered more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of loss and comprehensive loss in the period that enactment occurs. When realization of deferred income tax assets does not meet the more likely than not criterion for recognition, a valuation allowance is provided.

xii.Leases

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

Lease liabilities are recognized on the commencement date of the lease based on the present value of the future lease payments over the lease term. The discount rate used to calculate the present value of lease payments is the rate implicit in the lease. Lease liabilities due within the subsequent 12 months of the reporting date are classified as current lease liabilities and are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. Lease liabilities payable after the subsequent 12 months of the reporting date are classified as non-current lease liabilities and are presented as non-current lease liability in the consolidated balance sheet.

ROU assets are valued at the initial measurement of the lease liability, plus any indirect costs or rent prepayments, and reduced by any lease incentives and any deferred lease payments. ROU assets are recorded as Right-of-use assets, net of any amortization on the consolidated balance sheet. Operating ROU assets are amortized on a straight-line basis over the lease term, whereas Finance ROU assets are amortized on a front-loaded basis. Depending on the nature of the ROU asset, the amortization expense is either included in exploration and evaluation expenses or in general and administrative expenses.

The Company subsequently measures the ROU assets for an operating lease at the amount of the remeasured lease liability (i.e. the present value of the remaining lease payments), adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs. The ROU assets for a finance lease are subsequently measured by amortizing them on a straight-line basis over the shorter of the lease term or useful life and also adjusted for any impairments.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

xiii.Investments

The Company consolidates investments over which it has control in accordance with ASC 810, Consolidation (“ASC 810”). Where the Company does not have control over the investment, but has significant influence, the Company records the investment in accordance with ASC 323, Investments-Equity Method and Joint Ventures, whereby, after recording the initial investment at cost, the Company recognizes its proportional share of results of operations and distributions from the affiliates in its consolidated financial statements. The value of the equity method investments is impaired if it is determined that there is an other-than-temporary decline in value. The Company records the results of certain equity method investees on a one-quarter reporting lag due to the timing when financial information becomes available.

The Company applies the cumulative earnings approach in determining the classification of distributions received from equity method investees in the statement of cash flows.

xiv.Short-term debt and credit facilities

The Company records borrowings under its short-term debt and line of credit at the amount drawn, net of any directly attributable financing costs. Interest expense is recognized as incurred based on the interest rate specified in the debt and line of credit agreements (Notes 8 and 21). Short-term debt and outstanding balances under the line of credit, are stated under Short-term debt and classified as a current liability. The accrued interest payable amount on the short-term debt and line of credit is disclosed under Accounts payable and accrued liabilities and classified as current liability.

xv.Advertisement

The Company expenses advertising costs as incurred and are included in general and administrative expenses. Advertising costs are not material for the periods presented.

4.	Significant Accounting Estimates and Judgements

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including equity awards (Note 18), the valuation of warrants (Note 16), and the valuation of the royalty liability (Note 10). Actual results may differ materially from these estimates.

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

The fair market value of RSUs granted to employees, non-employees and directors is based on the closing market price of the Company’s shares, on the date these were granted (Note 18).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The valuation of other share-based awards, including stock options and any awards with market-based vesting conditions involves the use of estimates, judgments and assumptions that are subjective, such as those regarding the probability of future events. Changes in these estimates and assumptions impact the Company’s valuation as of the valuation date and may have a material impact on the valuation of the Company’s common shares. Changes in these assumptions used to determine the fair value of incentive stock options, including the vesting timeline of granted stock options, could have a material impact on the Company’s loss and comprehensive loss.

iii.Valuation of Warrants

The Company re-measures the fair value of the Private Warrants at the end of each reporting period (Note 16). The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model whereby the expected volatility was estimated using a binomial model that assigned equal weight to the implied volatility of the Company’s Public Warrants, adjusted for the call feature triggered at prices above $18.00 over 20 trading days within any 30-day period, and the historical volatility of the common share price.

During 2025, the Company issued warrants to Republic of Nauru (“Nauru”) and to Kingdom of Tonga (“Tonga”) (Note 16). These warrants are contingently exercisable and may only be exercised if the Company obtains a license to engage in deep seabed mineral recovery and elects to pursue such activities. Accordingly, the Company measures the fair value of the warrants using a probability-weighted approach. Under the scenario in which the license is obtained, fair value is estimated using a Black-Scholes option pricing model based on the implied share price under that scenario. If the license is not obtained, the warrants are assumed to have no economic value. Expected volatility is estimated using an equal-weighted blend of historical share price volatility and the implied volatility of the Company’s publicly traded warrants.

The Company also has outstanding Class A Warrants, Class B Warrants, Class C Warrants (each, as defined below) and warrants issued to Korea Zinc (Note 16) which were valued using a Monte Carlo simulation by running 250,000 trials. The model assumed that the Company’s share price follows geometric Brownian motion which is a standard assumption used in Monte Carlo univariate pricing models. The valuation was calculated under a risk-neutral framework using a zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve for a term until the expiry of the warrants. The Company’s share price was simulated up to the expiration date using a blended volatility, calculated by assigning equal weights to both implied volatility of the Company’s Public Warrants and the historical volatility of the Company’s share price.

iv.Valuation of Royalty Liability

The Company remeasures the fair value of its royalty liability at each reporting date (Note10). The valuation of the royalty liability requires significant judgment and is dependent on the stage of development of the underlying assets and the availability of observable market data.

For areas that remain in an advanced exploration stage, the fair value is determined using a market approach. This approach involves analyzing recent royalty transactions prior to the reporting date, with particular focus on transactions involving similar metals to those contained in the Company’s polymetallic nodules. The Company evaluates the specific terms and characteristics of comparable transactions and applies judgment to estimate the fair value. For areas supported by a pre-feasibility study (PFS), the fair value is determined using an income approach. This approach applies a discounted cash flow model based on projected production and cash flows derived from the PFS. Key assumptions include forecast metal prices, estimated operating and capital costs, production profiles, and a discount rate that reflects the risks specific to the project. Changes in assumptions related to market conditions, permitting, project timelines, production forecasts, metal prices, repurchase options or discount rates could result in material changes to the estimated fair value of the royalty liability in future periods.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

5.Recent Accounting Pronouncements Issued and Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, including modifications to the rate reconciliation and income taxes paid disclosures. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in 2025 on a prospective basis, as permitted by the standard (Note 24). The adoption affected the presentation of income tax disclosures but did not impact the Company’s consolidated balance sheet, consolidated statement of loss and comprehensive loss and consolidated statement of cash flows.

6.	Receivables and Prepayments

The amounts of outstanding receivables and prepayments at December 31, 2025 and 2024 are as follows:

	December 31 2025	December 31 2024
Taxes and other receivables	$664	$249
Prepayments	2,385	1,602
	$3,049	$1,851

7.	Equipment and Software

The movements in the Company’s capital equipment are as follows:

Cost	Equipment	Software (1)
December 31, 2023	$3,294	$1,643
Additions	—	285
December 31, 2024	$3,294	$1,928
Additions	—	197
December 31, 2025	$3,294	$2,125

Accumulated depreciation
December 31, 2023	$(2,161)	$—
Amortization for the year	(362)	—
December 31, 2024	$(2,523)	$—
Amortization for the year	(252)	—
December 31, 2025	$(2,775)	$—

Net book value
As at December 31, 2024	$771	$1,928
As at December 31, 2025	$519	$2,125
(1)	The software is under development and not in use.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

8.	Strategic Alliance with Allseas Group S. A. and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas Group S.A. (“Allseas”) entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the year ended December 31, 2025, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up costs totaling $5.0 million, as part of the development of the commercial nodule collection system. These costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 11) (2024: $11.9 million).

Exclusive Vessel Use Agreement with Allseas

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas will give exclusive use of the vessel (“Hidden Gem”) to the Company in support of the development of a commercial nodule collection system until the system is completed or December 31, 2026, whichever is earlier. In consideration of the exclusivity term, the Company, on August 14, 2023, issued 4.15 million common shares to Allseas. Allseas can terminate the agreement if the Company ceases normal operations, assigns assets to creditors, initiates bankruptcy proceedings, or faces unresolved bankruptcy-related actions.

The Company recorded a lease liability and right-of-use asset of $6.5 million, which represents the fair value of 4.15 million common shares issued to Allseas on August 14, 2023, as consideration, and equal to the present value of the lease payments. The entire lease liability was settled within 14 days of the commencement of the lease and the discount rate for calculating the present value of lease payments was determined to be insignificant.

For the year ended December 31, 2025, the Company has recognized $1.9 million as lease expense recorded as exploration and evaluation expense (December 31, 2024: $1.9 million).

As at December 31, 2025, the net amount of right-of-use asset was as follows:

Right-of-use Asset
Balance as at December 31, 2023	$5,721
Lease expense during the year	(1,907)
Balance as at December 31, 2024	$3,814
Lease expense during the year	(1,907)
Balance as at December 31, 2025	$1,907

2023 Credit Facility and Loan Agreements with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“2023 Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. (“Allseas Investments”) and an affiliate of Allseas, pursuant to which, the Company could borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the 2023 Credit Facility bore interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum payable in cash semi-annually (or plus a margin of 5% if paid-in-kind at maturity, at the Company’s election) on the first business day of each of June and January. The Company had to pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remained undrawn under the 2023 Credit Facility. The Company had the ability to settle certain charges under the 2023 Credit Facility in cash or in equity at the discretion of the Company. The 2023 Credit Facility also contained customary events of default.

On March 24, 2025, the Company entered into a Letter Agreement with the Lender, pursuant to which the 2023 Credit Facility was cancelled with the only obligation remaining being the underutilization fees amounting to $2 million.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

During the year ended December 31, 2025, the Company did not draw down any amount from the 2023 Credit Facility (December 31, 2024 - $nil) and incurred $0.2 million as underutilization fees (December 31, 2024: $1 million).

On September 9, 2024, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas, and on the next day received initial principal amount of $5 million (“Working Capital Loan”). Pursuant to an amendment dated October 18, 2024, the agreement was amended to increase the loan amount to $7.5 million, reflecting an additional $2.5 million draw. The Working Capital Loan was payable to Allseas Investments on or before the earlier of (i) the occurrence of certain financing events and (ii) April 1, 2025 (the “Repayment Date”). The Working Capital Loan bore interest based on the 6-month Secured Overnight Financing Rate, 180-day average plus a margin of 4.0% per annum and was payable in two installments on January 2, 2025, and the Repayment Date (or plus a margin of 5.0% if all interest payments are deferred to the Repayment Date, at the Company’s election). On March 24, 2025, the Company entered into a Letter Agreement with Allseas Investments, pursuant to which the Repayment Date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest repayable on that date.

On June 4, 2025, the Company repaid the outstanding loan principal and interest, amounting to $7.5 million and $0.5 million, respectively, thereby cancelling the Working Capital Loan Agreement. For the year ended December 31, 2025, the Company incurred $0.3 million as interest expense (December 31, 2024: $0.2 million).

Other Activity

On May 12, 2025, the Company entered into a securities purchase agreement with Allseas (Note 14) pursuant to which the Company issued 2,333,333 common shares of the Company, and 2,333,333 Class C Warrants to Allseas in exchange for gross proceeds of $7 million.

As at December 31, 2025, the total amount payable to Allseas and its affiliates was $34.2 million of which $32.2 million related to the development of the nodule collection system and $2 million related to the underutilization fees payable on the 2023 Credit facility. These amounts were recorded in accrued liabilities in the consolidated balance sheet which can be settled in cash or equity at the Company’s discretion (Note 13) (December 31, 2024: $33.3 million, of which $25.8 recorded as accrued liabilities and $7.5 million recorded as short-term debt). As at December 31, 2025, Allseas and its affiliates owned 56.1 million common shares of the Company (2024: 53.8 million TMC common shares) which constituted 13.3% (December 31, 2024: 15.8%) of total common shares outstanding.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

9.Investments

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with Low Carbon Royalties Inc. (“Low Carbon Royalties”). In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) (Note 10) on the Company’s NORI project area in the CCZ to Low Carbon Royalties. In consideration of the NORI Royalty, TMC received an ownership in Low Carbon Royalties and $5 million in cash, as of the Closing Date. In connection with the Royalty Agreement the Company entered into an Investor Rights Agreement with Low Carbon Royalties and a shareholder of Low Carbon Royalties, pursuant to which the Company and this shareholder each have a right, subject to certain percentage maintenance, to nominate a director to Low Carbon Royalties’ board of directors, along with registration and information rights. Based on the fair value of the NORI Royalty granted and the cash received, the Company recorded $9 million as investment in Low Carbon Royalties on the Closing Date. In the third quarter of 2025, Low Carbon Royalties changed its name to The Metals Royalty Company Inc. (“The Metals Royalty Company”) and formed 1554997 B.C. Ltd.

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

During 2025, The Metals Royalty Company issued 3,443,699 common shares against stock option exercise and 4,569,770 common shares through various private placement, raising $25.0 million of gross proceeds. The Company did not participate in the offering, which reduced its ownership interest from 32.27% to 27.2%. (December 31, 2024: 32.27%). As the shares were issued at a price higher than The Metals Royalty Company’s book value per share, the Company recorded a dilution gain of $5.6 million.

In the fourth quarter of 2025, The Metals Royalty Company transferred its oil and gas royalty assets to 1554997 B.C. Ltd. in exchange for shares of 1554997 B.C. Ltd (“Spin-Out transaction’). The Metals Royalty Company subsequently distributed the shares of 1554997 B.C. Ltd. to its existing shareholders as a return of capital on a one-for-one basis for each common share of The Metals Royalty Company, resulting in The Metals Royalty Company retaining no ownership interest in 1554997 B.C. Ltd. Following the Spin-Out transaction, the Company recognized its investment in 1554997 B.C. Ltd. at its proportionate share (27.2%) of the fair value of the net assets transferred. Following completion of the Spin-Out transaction, the Company evaluated its investment in 1554997 B.C. Ltd. under ASC 810, “Consolidation” and concluded that consolidation was not required as the Company does not have a controlling financial interest in 1554997 B.C. Ltd. The Company holds 27.2% ownership interest and has representation on the board of directors of 1554997 B.C. Ltd., providing the Company with the ability to exercise significant influence over 1554997 B.C. Ltd.’s operating and financial policies. Accordingly, the investment is accounted for under the equity method in accordance with ASC 323 (Investments). As the financial information of 1554997 B.C. Ltd. is not available on a timely basis, the Company records its share of the results in 1554997 B.C. Ltd on a one-quarter reporting lag.

As at December 31, 2025, The Metals Royalty Company had 872,250 stock options and 1,569,000 restricted share units outstanding, the settlement of which may significantly affect the Company’s share of reported earnings or losses.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The below table summarizes the changes in the Company’s investments during the year:

	The Metals Royalty	1554997 B.C.
	Company	Ltd.
Investment as at December 31, 2023	$8,429	—
Equity-accounted investment loss for the year ended 2024	(226)	—
Investment as at December 31, 2024	$8,203	—
Spin-Out transaction	(3,739)	3,739
Return of capital(1)	(346)	(346)
Dilution gain	5,649	—
Equity-accounted investment gain for the year ended 2025	287	—
Investment as at December 31, 2025	$10,054	3,393
(1)	During 2025, both investees declared and paid a return of capital of $0.025 per share with the Company’s share of return of capital amounting to $0.3 million from each investee.

Financial results of The Metals Royalty Company at and for the years ended December 31, 2025 and 2024 are summarized below:

	As at	As at
	December 31,	December 31,
	2025	2024
Current assets	$18,853	1,660
Non-current assets	14,095	25,277
Current liabilities	1,763	—

	Year ended
	December 31,	December 31,
	2025	2024
Operating expenses	$6,641	1,193
Loss from continuing operations	6,777	1,137
Net income (loss)	$1,182	(689)

Financial information for 1554997 B.C. Ltd. is not presented as the Company reports its share of results in this investment on a one-quarter reporting lag and the investment was acquired in the fourth quarter of 2025.

10.Royalty Liability

The NORI Royalty (including Areas A to D) (Note 9) was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt. The Company elected to account for the royalty liability at fair value through profit and loss. The fair value of Areas A to C was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. The Company compared the specific characteristics of these transactions and estimated the fair value for Areas A to C at $15 million as at December 31, 2025. The fair value of Area D was determined using an income approach following the Company’s completion and release of its PFS with respect to NORI Area D filed in August 2025 resulting with a fair value for Area D of $130 million as at December 31, 2025. The discounted cash flow fair value reflects updated operational and economic assumptions, including the use of forward metal prices and a discount rate of approximately 10.6%, related to the NORI Area D project used in support of the PFS.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The following table presents the changes in the fair value of the royalty liability:

Royalty Liability
Royalty liability as at December 31, 2024	$14,000
Increase in fair value of royalty liability	131,000
Royalty liability as at December 31, 2025	$145,000

11.	Exploration Assets

Significant Exploration Agreements

NORI Exploration Contract:

The Company’s wholly-owned subsidiary, NORI, was granted an exploration contract (“NORI Exploration Contract”) on July 22, 2011 under the sponsorship of Nauru. The contract application fee of $0.3 million, provides NORI with exclusive rights to explore for polymetallic nodules in the NORI Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms (Note 22) and provides NORI with the priority right to apply for an exploitation contract to collect polymetallic nodules in the same area. The NORI Exploration Contract terminates on July 22, 2026, and the Company has filed for an extension.

NORI has a right to renounce, without penalty, in whole or part of its rights in the NORI Area at any time and therefore does not have a fixed commitment with relation to the NORI Exploration Contract (Note 22).

TOML Exploration Contract:

TOML was granted an exploration contract (“TOML Exploration Contract”) on January 11, 2012 under the sponsorship of Tonga. The TOML Exploration Contract provides TOML with exclusive rights to explore for polymetallic nodules in the TOML Area for an initial term of 15 years (renewable for successive five-year periods) subject to complying with the exploration contract terms and a priority right to apply for an exploitation contract to collect polymetallic nodules in the same area. The TOML Exploration Contract terminates on January 11, 2027.

On March 31, 2020, the Company entered into an acquisition agreement with Deep Sea Mining Finance Ltd. to acquire TOML and other related entities in the group (the “TOML Acquisition”). Total purchase price of the TOML Acquisition, before transaction costs, was $32.0 million comprising of $42.7 million for exploration contracts offset by $10.7 million for deferred tax liability. TOML holds the TOML Exploration Contract and some exploration related equipment.

Reconciliation – Exploration Contracts

A reconciliation of the Company’s capitalized exploration contracts is as follows:

			Marawa
	NORI	TOML	Option
	Contract	Contract	Agreement	Total
December 31, 2023	$250	$42,701	$199	$43,150
Termination of Marawa Option Agreement	—	—	(199)	(199)
December 31, 2024	$250	$42,701	$—	$42,951
Changes during the year	—	—	—	—
December 31, 2025	$250	$42,701	$—	$42,951

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The detail of exploration and evaluation expenses is as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Environmental studies	$3,654	$3,234
Exploration labor(1)	9,542	9,424
Share-based compensation(1) (Note 18)	15,355	10,451
Mining, technological and process development(2)	7,560	22,392
Prefeasibility studies	1,149	1,120
Sponsorship, training and stakeholder engagement	2,645	3,069
Other	377	953
Exploration and Evaluation Expenses	$40,282	$50,643
(1)	Reflects underlying project-related work performed by the Company’s personnel.
(2)	Mining, technological and process development include $0.1 million of expenses settled with RSUs in 2025 (2024: $nil) (Note 18).

12.General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Professional and consulting fees(1)	$14,011	$8,532
Investor relations	1,855	1,547
Office and sundry	2,023	3,047
Salaries and wages(3)	6,324	5,813
Director fees	760	814
Share-based compensation(2)(3)	73,533	9,793
Transfer agent and filing fees	506	321
Travel expenses	760	777
General and Administrative Expenses	$99,772	$30,644
(1)	Professional and consulting fees include $3.6 million of expenses settled with RSUs in 2025 (2024: $1.2 million) (Note 18).
(2)	Includes $58.9 million related to 6,500,000 options and 11,915,676 RSUs granted to some directors and a consultant on August 28, 2025 (Note 18).

(3)Reflects underlying corporate-related activities performed by the Company’s personnel.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

13.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Accounts Payable(1)	$2,277	$6,198
Accrued Liabilities(2)	43,771	36,556
	$46,048	$42,754
(1)	The accounts payable balance includes $0.7 million of underutilisation fees payable to the related parties under 2024 Credit facility (Note 21).
(2)	As at December 31, 2025, accrued liabilities totaled $43.8 million (December 31, 2024 - $36.5 million), of which $34.2 million relates to Allseas (Note 8) (December 31, 2024 - $25.8 million).

14.Financing Activity

2024 Registered Direct Offering

In the last quarter of 2024, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “2024 Registered Direct Offering”) an aggregate of 19,900,000 common shares and issue Class B Warrants to purchase 9,950,000 Common Shares (“Class B Warrants”) (Note 16). The purchase price per common share and accompanying Class B Warrant was set at $1.00. On February 6, 2025, the Company received the final balance of committed funding from the 2024 Registered Direct Offering amounting to $5 million and issued 5,000,000 common shares and 2,500,000 Class B Warrants. Out of the total net proceeds of $5 million received in 2025, the net proceeds attributable to common shares were $2.2 million and the net proceeds attributable to Class B Warrants were $2.8 million (Note 16).

2025 Registered Direct Offering

On May 12, 2025, the Company entered into a securities purchase agreement with certain new and existing investors pursuant to which the Company in consideration of gross proceeds of $37 million, agreed to sell and issue, in a registered direct offering (the “2025 Registered Direct Offering”), an aggregate of 12,333,333 common shares of the Company, and accompanying Class C warrants to purchase an aggregate of 12,333,333 common shares (“Class C Warrants”) to such new and existing investors (Note 16). The purchase price per common share and accompanying Class C Warrant was set at $3.00.

As of December 31, 2025, the Company received the entire gross proceeds of $37 million and issued 12,333,333 common shares and 12,333,333 Class C Warrants. The total expenses related to the 2025 Registered Offering were $0.3 million resulting in net proceeds of $36.7 million.

Agreement with Korea Zinc

On June 16, 2025, the Company entered into a securities purchase agreement (the “Korea Zinc Agreement”) with Korea Zinc Company, Ltd. (“Korea Zinc”), pursuant to which the Company in consideration of gross cash receipt of $85.2 million, agreed to issue and sell to Korea Zinc 19,623,376 common shares of the Company and accompanying warrants to purchase an aggregate of 6,868,181 common shares (Note 16). The purchase price per share and accompanying warrant was set at $4.34. As at December 31 2025, the Company received the entire purchase amount of $85.2 million and issued 19,623,376 common shares and accompanying warrants to purchase an aggregate of 6,868,181 common shares. The total expenses related to the Korea Zinc agreement were $1.9 million paid in equity.

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

15.	Shares issued as per At-the-Market Equity Distribution Agreement (“ATM”)

In December 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission to sell up to $30 million of the Company’s common shares from time to time through an ATM. In 2025, the Company issued 7,542,996 common shares (2024: 3,251,588) (Note 17) at an average share price of $2.02 (2024: $1.53), resulting in net proceeds of $14.8 million (2024: $4.9 million), after incurring $0.5 million (2024: $0.1 million) as commission and fees. The ATM expired in October 2025.

16.Warrants

Public Warrants

As at December 31, 2025, 15,000,000 Public Warrants were outstanding: there were no exercises or issuances during 2025 (December 31, 2024 – 15,000,000). Each whole Public Warrant entitles the holder to purchase one common share at a price of $11.50 per share beginning on October 9, 2021, subject to restrictions as described further. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of common shares nor any voting rights until they exercise their warrants and receive common shares.

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

As at December 31, 2025, the value of outstanding Public Warrants of $19.5 million (2024: $19.5 million) was recorded in additional paid-in capital.

Private Warrants

As at December 31, 2025, 9,500,000 Private Warrants were outstanding (December 31, 2024 – 9,500,000). The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:

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

If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants are redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants will expire on September 9, 2026.

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

As at December 31, 2025, the fair value of outstanding Private Warrants of approximately $13.4 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2024	$912
Increase in fair value of warrants liability	12,439
Warrants liability as at December 31, 2025	$13,351

As at December 31, 2025, the fair value of the Private Warrants was estimated using the following assumptions:

	December 31, 2025		December 31, 2024
Exercise price	$11.50		$11.50
Share price	$6.17		$1.12
Volatility	124.72%		108.97%
Term	0.69	years	1.69	years
Risk-free rate	3.49%		4.14%
Dividend yield	0.0%		0.0%

Class A Warrants

As at December 31, 2025, 4,317,500 Class A warrants, which we issued as part of a registered direct offering in 2023, were outstanding (the “Class A Warrants”). Each whole Class A Warrant entitles the holder to purchase one common share at an exercise price of $2.00 per share and will expire on December 31, 2027.

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

A continuity schedule summarizing the movement in Class A Warrants is below:

Number of Class A
Warrants
Outstanding – December 31, 2023	3,980,770
Issued	2,250,000
Outstanding – December 31, 2024	6,230,770
Exercised(1)	(1,913,270)
Outstanding – December 31, 2025	4,317,500
(1)	During 2025, 1,913,270 Class A Warrants were exercised for which the Company received the exercise amount of $3.8 million.

As at December 31, 2025, the value of the outstanding 4,317,500 Class A Warrants (December 31, 2024: 6,230,770) amounting to $3.6 million (December 31, 2024: 5.3 million) was recorded in additional paid-in capital.

Class B Warrants

As a part of the 2024 Registered Direct Offering (Note 14), the Company issued an aggregate of 9,950,000 Class B Warrants for the purchase of common shares at an exercise price of $2.00 per share. The Class B Warrants expire 5 years from the issuance date. The valuation of the Class B Warrants was determined using a Monte Carlo simulation as on the date of issuance as per below.

	November 14,	January 29,	January 30,	February 6,
	2024	2025	2025	2025
Units issued	7,450,000	900,000	650,000	950,000
Fair value per warrant	$0.60	0.98	1.11	1.22

Assumptions used:
Exercise price	$2.00	2.00	2.00	2.00
Share price	$0.96	1.48	1.65	1.82
Call price threshold	$5.00	5.00	5.00	5.00
Volatility	109.38%	107.66%	107.66%	107.66%
Term (years)	5.00	—	—	—
Risk-free rate	4.23%	4.23%	4.23%	4.23%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

As the Class B Warrants had the same features as the above-mentioned Class A Warrants, the Company classified the Class B Warrants as equity (per ASC 815) and recorded the fair value of the Class B Warrants amounting to $7.2 million as additional paid-in capital.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

On June 17, 2025, the Company waived the limitation set forth in the Class B Warrants with respect to the cashless exercise thereof so that the holders of the Class B Warrants may now exercise the Class B Warrants through a cashless exercise, whether or not a registration statement registering the issuance of the common shares underlying the Class B Warrants under the Securities Act, is then effective or available. As a result of the waiver, each Class B Warrant may now be immediately exercised by way of a cashless exercise, meaning that the holder may elect to not pay a cash purchase price upon exercise and instead receive upon such exercise the net number of common shares determined according to the formula set forth in the Class B Warrants, subject to the other terms and conditions of the Class B Warrants.

A continuity schedule summarizing the movements in Class B Warrants is below:

Number of Class B
Warrants
Outstanding – December 31, 2023	—
Issued	7,450,000
Outstanding – December 31, 2024	7,450,000
Issued	2,500,000
Exercised(1)	(9,935,000)
Outstanding – December 31, 2025	15,000
(1)	During 2025, 9,935,000 Class B Warrants were exercised for which the Company received the exercise amount of $4.2 million. Out of the 9,935,000 Class B Warrants exercised during 2025, 5,035,000 Class B warrants were exercised by way of cashless exercises against which 3,533,096 common shares were issued.

As at December 31, 2025, the value outstanding of 15,000 Class B Warrants (December 31, 2024 - 7,450,000 Class B Warrants) amounting to $9 thousand (December 31, 2024 - $4.5 million) was recorded in additional paid-in capital.

Class C Warrants

As a part of the 2025 Registered Direct Offering (Note 14), the Company issued an aggregate of 12,333,333 Class C Warrants to purchase common shares at an exercise price of $4.50 per share with an expiration date of May 12, 2028. The valuation of the Class C Warrants issued was determined using a Monte Carlo simulation on the date of issuance.

	May 22,	June 10,	June 25,	July 1,
	2025	2025	2025	2025
Units Issued	2,333,333	6,666,666	1,003,334	2,330,000
Fair value per warrant	$2.18	2.15	3.88	3.01

Exercise price	$4.50	4.50	4.50	4.50
Share price	$4.30	4.24	7.49	5.94
Volatility	118.49%	118.49%	101.14%	106.26%
Term	2.92 years	2.92 years	2.88 years	2.88 years
Risk-free rate	3.87%	3.87%	3.67%	3.68%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

As the Class C Warrants had the same features as the above-mentioned Class A Warrants and Class B Warrants, the Company classified the Class C Warrants as equity (per ASC 815) and recorded the value amounting to $12.5 million in additional paid-in capital.

A continuity schedule summarizing the movements in Class C Warrants is below:

Number of Class C
Warrants
Outstanding – December 31, 2024	—
Issued	12,333,333
Exercised (1)	(2,330,000)
Outstanding – December 31, 2025	10,003,333

(1)During 2025, 2,330,000 Class C Warrants were exercised for which the Company received the exercise amount of $10.5 million.

As at December 31, 2025, the value of the outstanding 10,003,333 Class C Warrants amounting to $10.2 million was recorded in additional paid-in capital.

Warrants issued to Korea Zinc

As part of the Korea Zinc Agreement (Note 14), the Company on June 25, 2025 issued 6,868,181 warrants to Korea Zinc to purchase common shares of the Company at an exercise price of $7.00 per share with an expiration date of June 25, 2028.

The fair value of the warrants issued to Korea Zinc was determined using a Monte Carlo simulation on June 25, 2025, resulting with a fair value of $3.35 per warrant. The fair value of the warrants was estimated using the following assumptions:

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

Similar to the Class A, Class B and Class C Warrants, the Company classified the warrants issued to Korea Zinc as equity (per ASC 815) and the value of the warrants amounting to $11.5 million was recorded in additional paid-in capital.

A continuity schedule summarizing the movement in Warrants issued to Korea Zinc is below:

Number of Warrants
Outstanding – December 31, 2024	—
Issued	6,868,181
Outstanding – December 31, 2025	6,868,181

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Warrants issued to Republic of Nauru

In accordance with the revised sponsorship agreement dated May 29, 2025, between the Nauru Seabed Minerals Authority, Nauru and NORI, the Company on May 30, 2025, issued 9,146,268 warrants (“Nauru Warrants”) to Nauru to purchase the common shares of the Company at an exercise price of $4.72 per share with an expiration date of May 30, 2030. The Nauru Warrants cannot be exercised through a cashless or net exercise.

The fair value of the Nauru Warrants was calculated using a Black-Scholes valuation on May 30, 2025, resulting with a fair value of $3.62 per warrant. The fair value of the Nauru Warrants was estimated using the following assumptions:

May 30,
2025
Exercise price	$4.72
Share price	$4.47
Volatility	114.71%
Term	5 years
Risk-free rate	3.89%
Dividend yield	0.0%

The Nauru Warrants cannot be exercised until the following conditions have been met:

●	A subsidiary of the Company other than NORI obtains a permit, license or other authorization from the United States for the conduct of deep seabed mineral activities; and
●	The subsidiary other than NORI commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.

The Nauru Warrants were not determined to be liabilities under ASC 480 as they were not mandatorily redeemable. The Company classified the Nauru Warrants as equity (per ASC 815), as the warrants require physical settlement and were also considered to be indexed to the Company’s share, wherein, upon exercise, a fixed number of common shares would be issued on payment of a fixed exercise price. As at December 31, 2025, the fair value of the Nauru Warrants amounting to $33.1 million was recorded in additional paid-in capital. Since the Company receives no form of consideration from Nauru in return for issuing the Nauru Warrants, the entire fair value of the Nauru warrants amounting to $33.1 million is recorded as an expense in 2025 under Nauru and Tonga warrant costs in the consolidated statement of loss and comprehensive loss.

Warrants issued to the Kingdom of Tonga

In accordance with the revised sponsorship agreement dated August 4, 2025, between the Tonga Seabed Minerals Authority and TOML, the Company issued, on August 4, 2025, 1,000,000 warrants (“Tonga Warrants”) to Tonga to purchase the common shares of the Company at an exercise price of $5.87 per share with an expiration date of August 4, 2033. The Tonga Warrants cannot be exercised through a cashless or net exercise.

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

The Tonga Warrants were not determined to be liabilities under ASC 480 as they were not mandatorily redeemable. The Company classified the Tonga Warrants as equity (per ASC 815), as the warrants require physical settlement and were also considered to be indexed to the Company’s share, wherein, upon exercise, a fixed number of common shares would be issued on payment of a fixed exercise price. As at December 31, 2025, the fair value of the Tonga Warrants amounting to $5 million was recorded in additional paid-in capital. Since the Company receives no form of consideration from the State in return for issuing the Tonga Warrants, the entire fair value of the Tonga Warrants was recorded as an expense in 2025 under Nauru and Tonga warrant costs in the consolidated statement of loss and comprehensive loss.

17.Common Shares

Authorized and Issued

As at December 31, 2025, the authorized, issued and outstanding common shares of the Company and special shares of the Company (the “Special Shares”) are as follows:

		Issued and
	Authorized	Outstanding
Common Shares	Unlimited, with no par value	422,966,333
Preferred Shares	Unlimited, with no par value	—
Class A Special Shares	5,000,000, with no par value	4,572,638
Class B Special Shares	10,000,000, with no par value	9,145,156
Class C Special Shares	10,000,000, with no par value	9,145,156
Class D Special Shares	20,000,000, with no par value	18,290,443
Class E Special Shares	20,000,000, with no par value	18,290,443
Class F Special Shares	20,000,000, with no par value	18,290,443
Class G Special Shares	25,000,000, with no par value	22,863,083
Class H Special Shares	25,000,000, with no par value	22,863,083
Class I Special Shares	500,000, with no par value	500,000
Class J Special Shares	741,000, with no par value	741,000

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The holders of the Company’s common shares are entitled to one vote for each common share held. The shares do not have an expiration date and remain outstanding until redeemed or converted in accordance with their terms.

Each class of Special Shares do not have voting rights and do not participate in earnings. The Special Shares automatically convert to common shares of the Company if the common shares trade at a price on any 20 trading days within any 30-trading day period that is greater than or equal to the specific trigger price for the respective class of Special Share.

Below is a summary of the Special Shares and their respective vesting thresholds, assuming the full number of special shares from underlying certain outstanding options to purchase common shares and Special Shares are issued:

Special Share Class	A	B	C	D	E	F	G	H	I	J
Share Trigger price ($)	15	25	35	50	75	100	150	200	50	12
Special Shares (million)	5	10	10	20	20	20	25	25	0.5	0.7

As the Special Shares meet the indexation and equity classification criteria under ASC 815-40, the Special Shares have been classified as equity instruments at issuance.

Common Share Continuity

Common shares	Number	Amount
December 31, 2023	306,558,710	$438,239
Issuance of shares under 2023 Registered Direct Offering	4,500,000	7,447
Issuance of shares under 2024 Registered Direct Offering	14,900,000	9,743
Shares issued as per At-the Market Equity Distribution Agreement	3,251,588	4,866
Conversion of restricted share units	10,734,581	14,954
Exercise of stock options	715,772	1,891
Share purchase under Employee Stock Purchase Plan	47,809	77
December 31, 2024	340,708,460	$477,217
Issuance of shares to Korea Zinc (Note 14)	19,623,376	71,686
Issuance of shares under 2025 Registered Direct Offering (Note 14)	12,333,333	24,149
Issuance of shares under 2024 Registered Direct Offering (Note 14)	5,000,000	2,237
Shares issued as per At-the Market Equity Distribution Agreement (Note 15)	7,542,996	14,784
Conversion of restricted share units (Note 18)	20,296,128	41,355
Exercise of stock options (Note 18)	4,746,546	14,423
Exercise of Class A Warrants (Note 16)	1,913,270	5,539
Exercise of Class B Warrants (Note 16)	8,433,096	17,024
Exercise of Class C Warrants (Note 16)	2,330,000	12,838
Shares purchased under Employee Stock Purchase Plan (Note 18)	39,128	91
December 31, 2025	422,966,333	$681,343

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

18.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides an aggregate number of common shares reserved for future issuance under the Incentive Plan. As at December 31, 2025, there were a total of 110,262,856 common shares reserved for issuance under the Incentive Plan. This amount includes 40,000,000 common shares added to the plan pursuant to the shareholder’s approval obtained at the special meeting of the Company’s shareholders held on August 28, 2025. With this increase, as of December 31, 2025, 11,690,432 common shares remained available for future issuance under the Incentive Plan, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

Share-based awards consisting of RSUs and options under the Short-Term Incentives Plan (“STIP”) and Long-Term Incentives Plan (“LTIP”) have been issued under the 2021 Incentive Equity Plan.

Prior to the 2021 Incentive Plan, the Company had granted share-based awards under the 2018 Stock Option Plan (“2018 Plan”).

Following the special shareholders meeting, 6,500,000 options and 11,915,676 RSUs were granted on August 28, 2025.

Stock options

Outstanding under the Incentive Plan.

A continuity schedule summarizing the movements in the Company’s stock options under the Incentive Plan is as follows:

		Weighted
		average	Aggregate	Weighted
	Number of	exercise	intrinsic	average
	Options	price per	value of stock	contractual life
	Outstanding	option	options	(years)
Outstanding – December 31, 2023	—	—	—	—
Granted	3,940,000	$1.71	—	—
Outstanding – December 31, 2024	3,940,000	$1.71	—	6.27
Granted	7,750,000	4.19	—	—
Forfeited	(500,000)	1.71	—	—
Outstanding – December 31, 2025	11,190,000	$3.43	$30,691	4.63
Outstanding – December 31, 2025 - Vested and exercisable	7,834,167	$4.16	$15,736	4.50

A summary of the Company’s stock options granted and outstanding under the Company’s Incentive Plan as at December 31, 2025 is as follows:

			Number of Options
		Weighted average	Outstanding and
Expiry Date	Exercise price	life to expiry (years)	Exercisable
June 1, 2028	$1.73	2.42	750,000
June 4, 2030	$4.66	4.43	6,500,000
April 9, 2031	$1.71	5.27	3,440,000
March 4, 2032	$1.71	6.18	500,000
			11,190,000

As on December 31, 2025, 11,190,000 stock options were outstanding under the Incentive plan.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

During the first quarter of 2025, the Company granted 1,250,000 stock options out of which 500,000 stock options vest in thirds on each anniversary of the grant date. The fair value of the stock options vesting in thirds was estimated on the date of grant using the Black-Scholes method and the following assumptions:

March 4,
2025
Exercise price	$1.71
Share price	$1.68
Volatility	103.85%
Term(1)	4.5 years
Risk-free rate	3.92%
Dividend yield	0.0%
(1)	As there has been no exercise of options granted under the Incentive Plan, the expected term was estimated using the simplified method which is calculated as the average of the time to vest for each tranche from the grant date and the 7-year contractual term.

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

Tranche 1 and Tranche 2 vest based on market conditions of the Company’s market capitalization reaching $3 billion and $6 billion, respectively. Accordingly, these options are determined to be market-based awards for which the Company has calculated fair value and derived a service period through which to expense the related fair value. The options included in Tranche 1 and Tranche 2 had a grant date fair value of $1.09 per share and $0.90 per share and derived service periods of 1.40 years and 1.88 years, respectively. The Company will expense these awards rateably over the remaining service period. Tranche 3 and Tranche 4 of the stock options granted vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. In 2025, Tranche 1 vested, and the Company recognized the entire fair value of the options under that tranche. The options included in Tranche 3 and Tranche 4 had a grant date fair value of $1.20 and $1.24 per share respectively. The Company will recognize compensation costs for the performance-based awards when the Company concludes that it is probable that the performance conditions will be achieved. As the achievement of performance of these conditions at December 31, 2025 was not probable, the Company has not recorded any compensation expense for the performance-based awards. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when the criteria is determined to be probable.

The fair values of the options in Tranche 1 and Tranche 2 were estimated on the date of grant using the Monte Carlo method whereas the fair values of the options in Tranche 3 and Tranche 4 were determined using the Black-Scholes valuation and the following assumptions:

	March 14, 2025
Tranche	Tranches 1 and 2	Tranche 3	Tranche 4
Exercise price	$1.73	1.73	1.73
Share price	$1.85	1.85	1.85
Volatility	100.62%	99.67%	100.62%
Term	3.22 years	3.01 years	3.22 years
Risk-free rate	3.93%	3.92%	3.93%
Dividend yield	0.0%	0.0%	0.0%

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

On August 28, 2025, and in consideration for strategic consulting services rendered, the Company granted 6,500,000 options out of which 5,000,000 options were granted to a director of the Company. The 6,500,000 options vest as follows:

Tranche 1:50% vest upon the Company’s share price trading above $5 for ten consecutive days, or the Company’s market capitalization reaches or exceeds $2.2 billion, for ten consecutive days.

Tranche 2: 50% vest upon the Company’s share price trading above $7 for ten consecutive days, or the Company’s market capitalization reaches or exceeds $3 billion, for ten consecutive days.

These options were determined to be market-based awards and the grant date fair value of both tranches was calculated at $4.10 per unit using Black-Scholes valuation and the following assumptions.

August 28,
2025
Exercise price	$4.66
Share price	$5.26
Volatility	104.10%
Term	4.77 years
Risk-free rate	3.62%
Dividend yield	0.0%

As the vesting conditions were met as of the date of the grant, the Company amortized the entire fair value of the options amounting to $26.7 million in the third quarter of 2025.

During the year, the Company recognized $28.8 million of share-based compensation expense (2024: $1.3 million) related to the amortization of stock options out of which $28.6 million was recorded under general and administrative expenses in the statement of loss and comprehensive loss (2024: $1.3 million) and $0.2 million was recorded under exploration and evaluation expenses (2024: $ nil).

The intrinsic value of the outstanding stock options was $30.7 million (2024: $nil) and was calculated by considering the closing market price of the Company’s common shares as the fair value of the Company’s common share. The total unrecognized share-based compensation expense of $2.6 million (2024: $4 million) is expected to be recognized over a period of approximately two years.

Outstanding under the Company’s 2018 Plan.

No new stock options were granted by the Company as STIPs or LTIPs under the 2018 Plan during 2025 and 2024.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Outstanding STIPs under the 2018 plan:

A continuity schedule summarizing the movements in the Company’s stock options under the STIP plan granted under the 2018 Plan is as follows:

		Weighted	Aggregate	Weighted
		average	intrinsic	average
	Number of	exercise	value of	contractual
	Options	price per	stock	life
	Outstanding	option	options	(years)
Outstanding – December 31, 2023	15,074,240	$1.41	$5,425	4.18
Exercised	(715,772)	0.65	—	—
Expired	(57,893)	2.60	—	—
Outstanding – December 31, 2024	14,300,575	$1.45	$5,321	3.25
Exercised	(4,051,304)	0.63	—	—
Expired	(11,578)	0.65	—	—
Outstanding – December 31, 2025 Vested and exercisable	10,237,693	$1.77	$47,037	2.26

A summary of the Company’s stock options outstanding under the Company’s STIP under the 2018 Plan as at December 31, 2025 is as follows:

		Weighted average	Number of Options
		life to expiry	Outstanding and
Expiry Date	Exercise price	(years)	Exercisable
January 27, 2026	$0.52-$2.59	0.07	590,509
February 2, 2026	$0.65	0.09	34,816
February 17, 2026	$0.52	0.13	75,260
June 1, 2028	$0.65 - $8.64	2.42	8,842,391
June 30, 2028	$2.59	2.50	694,717
			10,237,693

As at December 31, 2025, all the options are vested and the total unrecognized share-based compensation expense was $nil.

The closing market price of the Company’s common shares is considered to be the fair value of the Company’s common share to determine the intrinsic value of outstanding stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025, was $22.6 million (2024: $0.7 million).

The Company did not recognize any share-based compensation expense related to STIP stock options in the statement of loss and comprehensive loss for the current period, as the full fair value of the STIP stock options was expensed by the end of 2024 (2024: Total $47 thousand of which $14 thousand related to exploration and evaluation activities and $33 thousand related to general and administrative matters).

Outstanding LTIPs under the 2018 plan:

On March 4, 2021, the Company granted 9,783,922 stock options as LTIP under the 2018 Plan. These stock options have an exercise price of $0.65 per option and expire on June 1, 2028.

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

Tranche 1 and Tranche 2 vest based on the Company’s market capitalization of $3 billion and $6 billion, respectively. Accordingly, these options are determined to be market-based awards for which the Company has calculated fair value and derived a service period through which to expense the related fair value. The options included in Tranche 1 and Tranche 2 had a grant date fair value of $5.59 per share and $5.42 per share and derived service periods of 0.33 years and 1.41 years, respectively. The Company expensed these awards ratably over the remaining service period. The total fair value of Tranche 1 and Tranche 2 was expensed by the end of 2022. Tranche 1 vested during the second quarter of 2025 as the Company’s market capitalization exceeded $3 billion.

Tranche 3 and Tranche 4 of the LTIP stock options vest based on the date the ISA grants an exploitation contract and the commencement of commercial production. These options are determined to be performance-based awards. The Company will recognize compensation costs for the performance-based awards if and when the Company concludes that it is probable that the performance conditions will be achieved. As at December 31, 2025, no compensation expense related to the performance-based awards was recorded as the awarding of an ISA contract is outside the control of the Company. The Company will reassess the probability of the vesting of the performance-based awards at each reporting period and adjust the compensation cost when determined to be probable.

A continuity schedule summarizing the movements in the Company’s stock options under the LTIP plan granted under the 2018 Plan is as follows:

		Weighted
	Number of	average	Aggregate
	Options	exercise price	intrinsic value
	Outstanding	per option	of stock options
Outstanding – December 31, 2023	9,783,922	$0.65	$4,403
Expired	(139,048)	0.65	—
Outstanding – December 31, 2024	9,644,874	$0.65	$4,533
Exercised	(695,242)	0.65	—
Expired	—	—	—
Outstanding – December 31, 2025	8,949,632	$0.65	$49,402
Outstanding – December 31, 2025 - Vested and exercisable	1,668,575	$0.65	$9,211

As at December 31, 2025, total unrecognized share-based compensation expense for the LTIP stock options was $23 million (2024: $23 million). The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025, was $4.4 million (2024: $nil).

Restricted Share Units

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Incentive Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

A summary of the RSU activity in 2025 and 2024 is presented in the table below:

		Weighted
	Number of RSUs	average grant-
	Outstanding	date fair value
Outstanding - December 31, 2023	12,484,880	$1.23
Granted	33,079,041	1.18
Forfeited	(516,685)	1.45
Exercised	(10,734,581)	1.39
Outstanding – December 31, 2024	34,312,655	$1.12
Granted	35,381,992	4.02
Forfeited	(1,076,371)	1.46
Exercised	(20,296,128)	2.04
Outstanding – December 31, 2025	48,322,148	$2.85

The details of RSUs granted by the Company during the year are as follows:

Vesting Period	2025	2024
Vesting immediately(1)	3,432,724	4,538,922
Vesting fully within and on the first anniversary of the grant date(2)	282,878	493,430
Vesting in thirds on each anniversary of the grant date(3)	9,234,611	7,212,374
Vesting in fourths on each anniversary of the grant date	176,302	834,315
Vesting three years from grant date(4)	66,508	—
Vesting four years from grant date(5)	1,750,000	—
Vesting based on performance conditions(6)	688,969	—
Vesting based on market conditions(7)	19,750,000	20,000,000
Total Units Granted	35,381,992	33,079,041
(1)	Of the 3,432,724 RSUs granted during 2025 and vesting immediately, 2,469,585 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.68 per RSU (2024: 2,812,802 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.44 per RSU). In addition, the Company granted 661,428 RSUs, to consultants (2024: 720,155 RSUs) resulting in $2.2 million, charged as general and administrative expenses and $0.1 million charged as exploration and evaluation expenses (2024: $1.1 million charged as general and administrative expenses). In the second quarter of 2025, the Company granted 91,512 RSUs to non-employee directors in lieu of cash compensation. The remaining 210,199 RSUs were granted to employees in 2025.
(2)	Of the 282,878 RSUs, granted during 2025, an aggregate of 134,226 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2026 annual shareholders meeting (2024: 476,189 RSUs issued to Company’s non-employee directors). The total fair value of units granted as annual grants to non-employee directors amounted to $0.6 million (2024: $0.7 million). The remaining 148,652 units were granted to consultants resulting in $0.2 million charged to general and administrative expenses in 2025 (2024: the remaining 17,241 units were granted to a director as annual fees for consulting services to be provided, which were fair valued at $25 thousand).
(3)	The Company granted 8,818,935 RSUs in the first quarter of 2025, as payment for the 2024 LTIP awards (2024: 7,144,347 RSUs were issued as payment for the 2023 LTIP awards). In the third quarter of 2025 415,676 RSUs were granted out of which 237,529 RSUs were granted to a director of the Company in exchange for consulting services and the remaining units were granted to a consultant resulting in an aggregate of $0.3 million charged to general and administrative expenses in 2025 (2024: 68,027 units were granted to a non-employee director of the Company as an initial grant, as prescribed under the Company’s Non-employee Director Compensation Policy).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(4)	The Company issued a special retention grant to one of the Company’s non-employee directors. The fair value of the grant amounted to $0.3 million.
(5)	1,750,000 RSUs were granted to a director of the Company in exchange for consulting services resulting in an aggregate of $0.8 million charged to general and administrative expenses in 2025 (Note 21).
(6)	688,969 units issued based on performance conditions. In 2025, all these RSUs were vested as the performance conditions were achieved resulting in $2.7 million charged to general and administrative expenses and $0.1 million charged to exploration and evaluation expenses.
(7)	From the 19,750,000 RSUs granted in 2025, 18,750,000 RSUs were issued in the third quarter of 2025 and the remaining 1,000,000 RSUs were granted in the last quarter of 2025. Out of 18,750,000 RSUs issued in the third quarter of 2025, 9,000,000 RSUs were granted to certain employees (“Retention Grants”), vesting in two equal tranches based on market and service conditions: Tranche 1: 50% upon the 30-day average share price reaching $10 and Tranche 2: 50% upon the 30-day average share price reaching $12.50, subject to continued employment through specific target dates per the grant terms.

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

The remaining 9,750,000 RSUs were considered as granted on August 28, 2025, out of which 7,500,000 were granted to a director of the Company (Note 21) in return for consulting services and the remaining 2,250,000 were granted to a consultant. The RSUs vest in three equal tranches as described below:

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

The Company determined the fair value of the 9,750,000 RSUs using a Monte-Carlo valuation method and below assumptions.

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

In the last quarter of 2025, the Company granted 1,000,000 RSUs to an employee with the same conditions as the Retention Grants granted in the third quarter of 2025. The Company calculated the fair value of the grant issued in the last quarter of 2025 using a Monte Carlo simulation and below assumptions. The fair value of Tranche 1 and Tranche 2 was calculated as $5.84 per unit and $5.62 per unit respectively.

December 30, 2025
Share price	$6.15
Volatility	112.74%
Performance Period to achieve market conditions	December 30, 2025 – April 16, 2029
Risk-free rate	3.47%
Dividend yield	0.0%

In 2024, the Company entered into a new employment agreement with Gerard Barron, the Company’s Chief Executive Officer and Chairman as per which a one-time signing bonus award of 20,000,000 market-based restricted stock units were granted.

The grant date fair value of all RSUs, apart from the ones mentioned in footnote 7 in the table above, is equivalent to the closing share price of the Company’s common shares on the date of grant. During 2025, a total of $60.1 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (2024: $19.5 million) of which share-based compensation expense related to exploration and evaluation activities amounted to $15.1 million (2024 - $10.7 million) and share-based compensation expense related to general and administration matters amounted to $45 million (2024 - $8.8 million). As at December 31, 2025, total unrecognized share-based compensation expense for RSUs was $91.5 million (December 31, 2024 - $20.5 million) which is expected to be recognized over 2.4 years. The fair value of shares vested during the year ended December 31, 2025, amounted to $24.6 million (2024 - $14.1 million).

As at December 31, 2025, an aggregate of 81,198 vested RSUs were being processed and due to be converted into common shares (December 31, 2024: 128,642 units).

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As of December 31, 2025, there were a total of 14,395,117 common shares reserved for issuance under the ESPP out of which 14,016,582 common shares remained available for future issuance under the ESPP. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting in 2022, common shares equal to the lesser of (i) 1% percent of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

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

During 2025, the Company issued 39,128 common shares (2024: 47,809 common shares) to its employees as part of its ESPP program. The Company recognizes share-based compensation for its ESPP based on the purchase discount, which is amortized on a straight-line basis over the purchase period. A total of $27 thousand was charged to the statement of loss and comprehensive loss as share-based compensation expense for the year ended December 31, 2025, representing the share price purchase discount offered by the Company (2024: $37 thousand). From the amount charged in 2025, $16 thousand was recorded in exploration and evaluation expenses (2024: $19 thousand) and $11 thousand was recorded in general and administrative expenses (2024: $18 thousand).

19.Loss per Share

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

Anti-dilutive equivalent common shares were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Outstanding options to purchase common shares	30,377,325	27,885,450
Outstanding RSUs	48,322,148	34,312,655
Outstanding shares under ESPP	793	1,882
Outstanding warrants	55,850,282	38,180,770
Outstanding Special Shares and options to purchase Special Shares	136,004,597	136,239,964
Total anti-dilutive common equivalent shares	270,555,145	236,620,721

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

20.	Financial Instruments

The following table presents the Company’s financial instruments, including those measured at fair value on a recurring basis and their classification within the fair value hierarchy.

	Fair Value
Categories of Financial Instruments	Hierarchy	December 31, 2025	December 31, 2024
Financial assets
Amortized cost
Cash	—	$117,633	$3,480
Commodity taxes and other receivables (Note 6)	—	664	249
		$118,297	$3,729

Financial liabilities
Amortized cost
Accounts payable and accrued liabilities (Note 13)	—	$46,048	$42,754
Short-term debt	—	—	11,775
Fair value through profit or loss
Royalty liability (Note 10)	Level 3	145,000	14,000
Warrants liability (Note 16)	Level 3	13,351	912
		$204,399	$69,441

21.Related Party Transactions

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The 2024 Credit Facility also contains customary events of default. On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, the Company entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024, to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, the Company entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026 with the 2024 Lenders having an option to extend the maturity date by up to two additional one year periods. As per the Third Amendment to the 2024 Credit Facility, the underutilization fees are to be paid quarterly in cash or shares at the 2024 Lenders election and the 2024 Lenders have an option to terminate the credit facility upon certain financing events.

During the year ended December 31, 2025, the Company repaid $4.3 million respectively of the drawn amount and did not draw from the 2024 Credit Facility any further (December 31, 2024: The Company drew $4.3 million from the 2024 Credit Facility and made no repayments). For the year ended December 31, 2025, the Company incurred $0.1 million as interest expense, and $2.6 million as underutilization fees (December 31, 2024, the interest incurred amounted to $0.2 million and underutilization fees incurred amounted to $1.1 million). In 2025, the Company repaid interest amounting to $0.4 million (December 31, 2024: $25 thousand), and underutilization fees amounting to $2.8 million (December 31, 2024: $0.1 million). As of December 31, 2025, the amount payable as underutilization fees was $0.7 million and was recorded as accounts payable (Note 13).

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The 2025 Registered Direct Offering included $20 million from the participation of parties related with one of the Company’s directors appointed in the Annual General Meeting held in the second quarter of 2025.

During the second quarter of 2025, the Company entered into consulting agreements with two individuals who subsequently became directors to provide strategic advisory services to the Company. The consideration for the consulting services provided by the directors was in the form of RSUs and stock options (Note 18).

During the year ended December 31, 2025, the Company incurred consulting fees of $0.3 million paid to immediate family members of management, which are included in general and administrative expenses (2024: $0.1 million). As at December 31, 2025, consulting fees payable to immediate family members of management was $57 thousand (2024: $14 thousand).

One of the Company’s directors is the Chairman of Robertsbridge Consultants Limited, which provides the Company with consulting services. During the year ended December 31, 2025, Robertsbridge Consultants Limited provided consulting services amounting to $5 thousand, recorded in general and administrative expenses (2024: $26 thousand). As at December 31, 2025, the amount payable to Robertsbridge Consultants Limited was $nil.

Apart from the above-mentioned transactions, the Company had transactions with Allseas which are detailed in Note 8 and issued share-based grants to the Company’s directors which are detailed in Note 18 and received proceeds from investees which are detailed in Note 9.

22.Commitments and Contingent Liabilities

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: NORI is currently implementing its approved five-year plan. NORI’s exploration contract expires on July 21, 2026. NORI submitted an application for a five-year extension that is currently under review. The cost of the proposed five-year plan of work included in NORI’s extension application is dependent on the ISA’s approval of the NORI extension. Work plans are reviewed annually by NORI, agreed with the ISA and may be subject to change depending on NORI’s progress to date.

TOML Exploration Contract

As part of the TOML Exploration Contract with the ISA, TOML submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026: TOML is currently implementing its approved plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports. TOML’s exploration contract expires on January 10, 2027. TOML is required to submit an application for extension no later than six months before the expiration of the contract. TOML intends to submit an application for a five-year extension in 2026.

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

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Sponsorship Agreements

On July 5, 2017, the Republic of Nauru, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules within the NORI Contract Area of the CCZ. On May 29, 2025 the Republic of Nauru and NORI signed a revised Sponsorship Agreement, updating the terms of the Agreement signed between the parties in 2017.

The revised Sponsorship Agreement will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party or upon the assignment of NORI’s rights and the transfer of sponsorship to another sponsoring State. Under the agreement, NORI will pay the Republic of Nauru a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, subject to annual inflation adjustment. In addition, NORI will pay an annual administration fee, initially capped at $500,000, to support the Republic’s administration of its sponsorship and regulatory oversight. The agreement also provides for potential continuity payments to the Republic with the applicable payment amounts and schedule to be determined in accordance with the terms of the agreement. During any period in which such continuity payments are made, NORI has agreed to maintain an office in Nauru and make annual investments in local presence, community initiatives and training and capacity-building programs for Nauruan nationals. In connection with the revised Sponsorship Agreement, the Company issued to the Republic of Nauru warrants to purchase common shares of the Company on terms previously disclosed.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. TOML updated the sponsorship agreement with Tonga in September 2021 and again on August 4, 2025.

The revised Sponsorship Agreement between the Government of the Kingdom of Tonga, and TOML will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party. Under the agreement, the Kingdom of Tonga will continue to sponsor TOML’s seabed mineral activities in the ISA contract area. Upon commencement of commercial recovery of polymetallic nodules under an ISA contract, TOML will pay the Tonga Seabed Minerals Authority a commercial recovery payment of $2 per tonne of polymetallic nodules recovered from the contract area, subject to annual inflation adjustment. In addition, TOML will pay an annual administration fee of $90,000, which may increase by up to 5% annually, to support the administration of Tonga’s sponsorship and regulatory oversight. The agreement also provides for potential continuity benefit payments to Tonga. The applicable payment amounts and schedule will be determined in accordance with the terms of the agreement. During any period in which such continuity benefits are provided, TOML has agreed to maintain an office in Tonga and make annual investments in local presence, community initiatives and training and capacity-building programs for Tongan nationals.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

Contingent Liability

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against the Company in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that the Company breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted the Company’s motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of the Subscription Agreement claim. The Company filed a notice of appeal regarding the Court’s denial of the Company’s motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase, which is currently ongoing. At this time no further court proceedings or trial date have been set. There is no assurance that the Company will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On November 8, 2024, a shareholder filed a putative class action against the Company and certain executives in federal district court for the Central District of California, captioned Lin v. TMC The Metals Company Inc., Gerard Barron, and Craig Shesky. The complaint alleges that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Messrs. Barron and Shesky violated Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by making false and/or misleading statements and/or failing to disclose information regarding the classification of the non-financial asset received from the Company’s partnership with Low Carbon Royalties Inc. and the derecognition of the capitalized exploration contract related to NORI. The alleged misstatements and omissions pertain to our initial classification of this non-financial asset as a gain on disposition (being a sale of future revenue) and subsequent reclassification thereof as a royalty liability (and re-capitalization of the exploration contract) and the restatement of the Company’s previously issued financial statements as a result thereof for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 in March 2024. The complaint purports to represent a class of shareholders who acquired the Company’s securities between May 12, 2023, and March 25, 2024, and seeks to recover compensable damages caused by the alleged wrongdoings. On February 6, 2025, the Court appointed a lead plaintiff. An amended complaint was filed on March 6, 2025. Pursuant to court-approved scheduling, the Company filed a motion to dismiss on April 10, 2025. The lead plaintiff filed an opposition on May 15, 2025, and the Company filed its reply on June 5, 2025. On June 18, 2025, the Court granted the Company’s motion to dismiss in full but granted plaintiffs leave to amend. The plaintiffs filed a Second Amended Complaint on July 2, 2025. The Company’s motion to dismiss the Second Amended Complaint was filed on August 6, 2025, the plaintiff’s opposition was filed on September 9, 2025, and the Company’s reply was filed by September 23, 2025. On January 20, 2026, the Court granted the Company’s motion to dismiss with prejudice, and the case was dismissed in its entirety. No appeal was filed, and the matter is now considered closed.

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim against TMC The Metals Company Inc. and The Metals Company USA LLC in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The complaint alleges, among other things, breach of contract, breach of confidence and related claims arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to the NOAA. On March 3, 2026, the Company filed a response denying the material allegations and asserting a counterclaim against Robert Heydon and the plaintiffs alleging, among other things, breach of contract, breach of confidence and breach of fiduciary duty in connection with the alleged misuse of the Company’s confidential information. The litigation is in its early stages and no trial date has been set. The Company intends to vigorously defend against the claims and pursue our counterclaim. At this time, the Company is unable to estimate the potential loss, if any, associated with this matter.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

23.Segmented Information

The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and reviews financial information on a consolidated basis to allocate resources and assess performance. Accordingly, the Company operates as a single operating and reportable segment, namely exploration of seafloor polymetallic nodules, which includes the development of a metallurgical process to treat such seafloor polymetallic nodules. Details on the geographical segmentation of the Company’s long-lived assets based on where each legal entity is domiciled are as follows:

Equipment	December 31, 2025	December 31, 2024
Nauru	$519	$771
Total	$519	$771

	December 31,	December 31,
Software	2025	2024
Singapore	2,125	1,928
Total	$2,125	$1,928

24.Income Taxes

Reconciliation of Effective Tax Rate

The Company is subject to Canadian federal statutory tax for the estimated assessable profit for the years ended December 31, 2025 at a rate of 25%. The Company has made no assessable profit during the abovementioned years.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The tax expense at statutory rates for the Company can be reconciled to the reported loss for the years 2025 and 2024 per the statement of loss and comprehensive loss as follows:

	December 31, 2025		December 31, 2024 (1)
	Amount	Percent	Amount	Percent
Net income (loss) before tax	$(319,700)	—	$(81,895)	—
Canadian federal statutory tax rates	$(79,925)	25.0%	—	—
State and local income taxes, net of federal income tax effect
Provincial and local rates (net of federal income tax effects)	(2,271)	0.7%	—	—
Total federal, state and local income tax	(82,196)	25.7%	(21,882)	26.7%
Foreign tax effects
United States
Statutory tax rate difference between United States and Canada	$1,232	(0.4)%	—	—
Other foreign jurisdictions
Statutory tax rate difference between other jurisdictions and Canada	(22)	—	—	—
Total foreign tax effects	$1,210	(0.4)%	$14,424	(17.6)%

Effect of changes in tax laws or rates enacted in the current period

Non-taxable or Non-deductible Items
Stock based compensation	$21,819	(6.8)%	—	—
Change in fair value of warrant liability	13,487	(4.2)%	—	—
Change in fair value of royalty liability	32,750	(10.2)%	—	—
Other	902	(0.3)%	—	—
Total Non-taxable or non-deductible items	$68,958	(21.6)%	$2,502	(3.1)%

Prior year’s adjustments relating to tax provision and tax returns	30	0.0%	—	—
Change in unrecognized deferred tax assets	14,699	(4.6)%	5,004	(6.2)%
Other adjustments	(2,557)	0.8%	—	0.0%
Income tax expense	$144	—	$48	(0.1)%
(1)	The Company adopted ASU 2023-09 prospectively in 2025, as permitted by the standard. Accordingly, the prior period comparative information has not been recast to conform to the current presentation.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

The majority (>50%) of the statutory tax impact on state and local tax expense arises from taxation in Canada, the United States and NORI:

Jurisdiction	Statutory rate
Canada	25.00%
United States	21.00%
NORI	25.00%

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments.

Components of the Company’s deferred income tax assets (liabilities) are as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Non-capital losses	$38,685	$24,270
Investments	169	111
Equipment	226	227
Share issuance costs	2,737	1,804
Total deferred income tax assets	$41,817	$26,412
Valuation allowance	(41,111)	(26,412)
Deferred tax asset recognized	$706	$—

Deferred Tax Liabilities
Difference between the book value and the tax basis of the TOML exploration contract (Note 11)	$(10,675)	$(10,675)
Investments	(706)	—
Deferred tax liabilities recognized	$(11,381)	$(10,675)

Net deferred tax assets (liabilities)	$(10,675)	$(10,675)

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided against deferred income tax assets where it is not more likely than not that the Company will realize its benefits.

Deductible temporary differences, unused tax losses and unused tax credits are as follows:

	December 31, 2025	December 31, 2024	Expiry Date Range

Non-capital losses	$161,312	$100,995	See below
Investments	$1,422	$829	Not applicable
Equipment	$839	$841	Not applicable
Share issuance costs and others	$7,369	$3,649	2026-2029
Restricted interest and financing expenses	$2,797	$3,102	Not applicable

As at December 31, 2025, the Company had non-capital loss carry-forwards of $161.3 million that may be used to offset future taxable income.

TMC the metals company Inc.

Notes to Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

These losses, if not utilized, will expire as follows:

	Canada	Singapore	United States	Nauru	Tonga
2028	$—	$—	$2	$17,924	$—
2035	—	—	—	—	—
2041	3,709	—	—	—	—
2042	13,227	—	1	—	—
2043	11,888	—	3	—	—
2044	10,642	—	179	—	—
2045	15,217	—	20,410	—
No expiry	—	21,962	—	—	46,148
Loss carry-forwards	$54,683	$21,962	$20,595	$17,924	$46,148

The Company files income tax returns in Canada, the United States, Singapore and Tonga, and is subject to examination in these jurisdictions for all years since the Company’s inception in 2011. As at December 31, 2025, all tax years are subject to examination by the tax authorities and no tax authority audits are currently underway. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The timing of the resolution, settlement and closure of any income tax audits is highly uncertain, and the Company is unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. It is possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. As at December 31, 2025, the 2025 tax year filings for the Company and its subsidiaries (where applicable) remain unfiled and have not been assessed by the relative tax authorities.

25.Subsequent Event

On March 25, 2026, the 2024 Lenders extended the maturity date of the 2024 Credit Facility by one year, expiring on June 30, 2027, subject to further extension to June 30, 2028 at the election of the 2024 Lenders.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal controls over financial reporting, were effective, following the remediation of a material weakness discussed below.

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

In order to remediate this material weakness, we developed a policy to assist with the identification of significant, non-routine transactions and to define the processes to follow in addressing the accounting and reporting requirements of these transactions. In addition, we rolled out training on processes and controls related to significant, non-routine transactions and identifying circumstances under which we use technical advisors in connection with evaluating such transactions. In 2025, we identified several significant, non-routine transactions that occurred, and we applied the processes as required under the new policy. The new policy, processes and training worked as designed and resulted with the proper accounting and reporting of these significant, non-routine transactions in 2025. As a result, our management concluded that the material weakness had been remediated.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Code of Business Conduct and Ethics” and “Delinquent Section 16(a) Reports”, if applicable, in our Proxy Statement for the 2026 annual meeting of shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2026 and any other applicable sections of the Proxy Statement.

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

(3)  Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1††	Business Combination Agreement, dated as of March 4, 2021, by and among Sustainable Opportunities Acquisition Corp., 1291924 B.C. Unlimited Liability Company and DeepGreen Metals Inc.		Form 8-K (Exhibit 2.1)	3/4/2021	001-39281
3.1†	Notice of Articles of TMC the metals company Inc.	X
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.3)	1/2/2026	001-39281
4.1	Description of Securities	X
4.2	TMC the metals company Inc. Common Share Certificate		Form 8-K (Exhibit 4.1)	9/15/2021	001-39281
4.3	Warrant Agreement, dated as of May 8, 2020, between Continental Stock Transfer & Trust Company and Sustainable Opportunities Acquisition Corp.		Form 8-K (Exhibit 4.1)	5/8/2020	001-39281
4.4	Form of Class A Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	8/14/2023	001-39281
4.5.1	Form of Class B Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	11/15/2024	001-39281
4.5.2	Waiver to Class B Common Share Purchase Warrant		Form 8-K (Exhibit 4.1)	6/18/2025	001-39281
4.6	Form of Class C Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	5/12/2025	001-39281
4.7	Common Share Purchase Warrant, dated May 29, 2025, issued to the Government of the Republic of Nauru		Form 8-K (Exhibit 4.1)	6/4/2025	001-39281
4.8	Common Share Purchase Warrant, dated August 4, 2025, issued to The Kingdom of Tonga		Form 8-K (Exhibit 4.1)	8/4/2025	001-39281
4.9	Common Share Purchase Warrant, dated June 25, 2025, issued to Korea Zinc Company, Ltd.		Form 10-Q (Exhibit 4.4)	8/14/2025	001-39281
10.1.1†	Strategic Alliance Agreement, dated as of March 29, 2019, by and between DeepGreen Metals Inc. and Allseas Group S.A.		Form S-4 (Exhibit 10.7)	4/8/2021	333-255118

10.1.2†	Third Amendment to Pilot Mining Test Agreement and First Amendment to Strategic Alliance Agreement, dated as of March 4, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4 (Exhibit 10.9)	4/8/2021	333-255118
10.1.3	Fourth Amendment to Pilot Mining Test Agreement and Second Amendment to Strategic Alliance Agreement, dated as of June 30, 2021, by and between DeepGreen Metals Inc. and Allseas Group S.A.	Form S-4/A (Exhibit 10.23)	7/14/2021	333-255118
10.1.4

Fifth Amendment to Pilot Mining Test Agreement and Third Amendment to Strategic Alliance Agreement, effective as of February 8, 2023, by and among DeepGreen Engineering Pte Ltd, DeepGreen Metals Inc., TMC the metals company Inc. and Allseas Group S.A.

		Form 8-K (Exhibit 10.1)	2/17/2023	001-39281
10.2	Exclusive Vessel Use Agreement, dated August 1, 2023, by and between TMC the metals company Inc. and Allseas Group S.A.	Form 8-K (Exhibit 10.1)	8/1/2023	001-39281
10.3†	Sponsorship Agreement, dated August 4, 2025, among The Government of The Kingdom of Tonga and Tonga Offshore Mining Limited	Form 8-K (Exhibit 10.1)	8/4/2025	001-39281
10.4†	Deed of Guarantee and Indemnity, dated August 4, 2025, by TMC the metals company Inc. in favor of The Kingdom of Tonga	Form 8-K (Exhibit 10.2)	8/4/2025	001-39281
10.5†	Sponsorship Agreement, dated May 29, 2025, among the Government of the Republic of Nauru, the Nauru Seabed Minerals Authority, and Nauru Ocean Resources Inc.	Form 8-K (Exhibit 10.1)	6/4/2025	001-39281
10.6†	Deed of Guarantee and Indemnity, dated May 29, 2025, by TMC the metals company Inc. in favor of the Government of the Republic of Nauru	Form 8-K (Exhibit 10.2)	6/4/2025	001-39281
10.7	Certificate of the Sponsorship signed by the Government of Nauru on April 11, 2011	Form S-4/A (Exhibit 10.24)	7/29/2021	333-255118
10.8	ISA Contract for Exploration (Republic of Nauru) dated as of July 22, 2011	Form S-4 (Exhibit 10.15)	4/8/2021	333-255118
10.9	ISA Contract for Exploration (Kingdom of Tonga) dated as of January 11, 2012	Form S-4 (Exhibit 10.16)	4/8/2021	333-255118
10.10+	Form of Indemnity Agreement	Form 8-K (Exhibit 10.18)	9/15/2021	001-39281
10.11+	Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.19)	9/15/2021	001-39281
10.12+	Employment Agreement, dated April 16, 2024, by and between DeepGreen Metals UAE and Gerard Barron	Form 8-K (Exhibit 10.1)	4/18/2024	001-39281
10.13+	Amended and Restated Employment Agreement, dated November 11, 2022, by and between TMC the metals company Inc. and Erika Ilves	Form 10-K/A (Exhibit 10.16)	4/18/2024	001-39281
10.14+	Amended and Restated Employment Agreement, dated May 6, 2022, by and between DeepGreen Resources, LLC and Craig Shesky	Form 10-Q (Exhibit 10.2)	5/9/2022	001-39281
10.15.1+	TMC the metals company Inc. 2021 Incentive Equity Plan, as amended	Form 8-K (Exhibit 10.1)	8/29/2025	001-39281

10.15.2+	Form of Stock Option Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.2)	9/15/2021	001-39281
10.15.3+	Form of Restricted Stock Unit Agreement under TMC the metals company Inc. 2021 Incentive Equity Plan	Form 8-K (Exhibit 10.23.3)	9/15/2021	001-39281
10.16.1+	DeepGreen Metals Inc. Stock Option Plan and Form of Stock Option Agreement thereunder	Form S-4/A (Exhibit 10.20)	5/27/2021	333-255118
10.16.2+	Amendment to DeepGreen Metals Inc. Stock Option Plan	Form S-4/A (Exhibit 10.21)	5/27/2021	333-255118
10.17+	TMC the metals company Inc. 2021 Employee Stock Purchase Plan	Form S-8 (Exhibit 99.1)	5/31/2022	333-265318
10.18†	Services Agreement, dated April 9, 2024 by and between TMC the metals company Inc. and Steve Jurvetson	Form 8-K (Exhibit 10.1)	4/11/2024	001-39281
10.19††	Services Agreement, dated June 2, 2025, by and between the Company and Michael B. Hess	Form 8-K (Exhibit 10.3)	6/4/2025	001-39281
10.20††	Services Agreement, dated June 12, 2025, by and between the Company and Alex Spiro	Form 10-Q (Exhibit 10.7)	8/14/2025	001-39281
10.21††	Board Observer Agreement, dated as of May 12, 2025, by and between the Company and Zachary A. Wydra	Form 10-Q (Exhibit 10.6)	8/14/2025	001-39281
10.22††	Board Observer Agreement, dated as of July 14, 2025, by and between the Company and Yun B. Choi	Form 10-Q (Exhibit 10.8)	8/14/2025	001-39281
10.23

Amended and Restated Registration Rights Agreement, by and between Sustainable Opportunities Acquisition Corp., Sustainable Opportunities Holdings LLC, the parties listed under Sponsor Group Holders on the signature page(s) thereto and the parties listed under DeepGreen Holders on the signature page(s) thereto

		Form S-4/A (Exhibit 10.5 – Annex H)	8/5/2021	333-255118
10.24	Form of Securities Purchase Agreement, dated August 14, 2023	Form 8-K (Exhibit 10.1)	8/14/2023	001-39281
10.25.1	Form of Securities Purchase Agreement, dated November 14, 2024	Form 8-K (Exhibit 10.1)	11/15/2024	001-39281
10.25.2	Form of First Amendment to Securities Purchase Agreement, dated November 26, 2024	Form 8-K (Exhibit 10.1)	11/26/2024	001-39281
10.26	Form of Securities Purchase Agreement, dated May 12, 2025	Form 8-K (Exhibit 10.1)	5/12/2025	001-39281
10.27††	Securities Purchase Agreement, dated June 16, 2025, by and between the Company and Korea Zinc Company, Ltd.	Form 10-Q (Exhibit 10.5)	8/14/2025	001-39281
10.28†	Royalty Agreement, dated February 21, 2023 by and among TMC the metals company Inc., Nauru Ocean Resources Inc. and Low Carbon Royalties Inc.	Form 8-K (Exhibit 10.1)	2/22/2023	001-39281
10.29†	Investor Rights Agreement dated February 21, 2023 by and among TMC the metals company Inc., Brian Paes-Braga and Low Carbon Royalties Inc.	Form 8-K (Exhibit 10.2)	2/22/2023	001-39281
10.30.1†	Unsecured Credit Facility, dated March 22, 2024, by and among TMC the metals company Inc., Gerard Barron and ERAS Capital LLC	Form 10-K (Exhibit 10.34)	3/25/2024	001-39281

10.30.2†	First Amendment to the Unsecured Credit Facility, dated August 13, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-Q (Exhibit 10.5)	8/14/2024	001-39281
10.30.3	Second Amendment to the Unsecured Credit Facility, dated November 14, 2024, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-K (Exhibit 10.44)	3/27/2025	001-39281
10.30.4	Third Amendment to the Unsecured Credit Facility, dated March 26, 2025, by and between TMC the metals company Inc. and Gerard Barron and ERAS Capital LLC		Form 10-K (Exhibit 10.45)	3/27/2025	001-39281
19††	Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
96.1	S-K 1300 NORI Area D Technical Report, dated August 4, 2025		Form 8-K (Exhibit 96.1)	8/4/2025	001-39281
96.2	Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone, dated August 4, 2025		Form 8-K (Exhibit 96.2)	8/4/2025	001-39281
97+	TMC the metals company Inc. Clawback Policy		Form 10-K (Exhibit 97.1)	3/25/2024	001-39281

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
†

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (A) (i) are not material and (ii) is the type of information that the Company treats as private or confidential or (B) are of a personal nature under Regulation S-K Item 601 (a)(6).

††

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

TMC THE METALS COMPANY INC.

Date: March 31, 2026	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Gerard Barron	Chief Executive Officer and Chairman	March 31, 2026
	Gerard Barron	(Principal Executive Officer) and Director

By:	/s/ Craig Shesky	Chief Financial Officer	March 31, 2026
	Craig Shesky	(Principal Financial and Accounting Officer)

By:	/s/ Andrew Greig	Director	March 31, 2026
Andrew Greig

By:	/s/ Andrew Hall	Director	March 31, 2026
Andrew Hall

By:	/s/ Steve Jurvetson	Director	March 31, 2026
Steve Jurvetson

By:	/s/ Sheila Khama	Director	March 31, 2026
Sheila Khama

By:	/s/ Andrei Karkar	Director	March 31, 2026
Andrei Karkar

By:	/s/ Amelia Kinahoi Siamomua	Director	March 31, 2026
Amelia Kinahoi Siamomua

By:	/s/ Christian Madsbjerg	Director	March 31, 2026
Christian Madsbjerg

By:	/s/ Brendan May	Director	March 31, 2026
Brendan May