Form 10-Q
period 2026-03-31
TMC the metals Co Inc.
filed 2026-05-14
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, the registrant had 433,221,138 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended March 31, 2026

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. and our subsidiaries, while km2 means square kilometers. TMC is incorporated under the laws of the province of British Columbia, Canada. The Company’s common shares and public warrants to purchase common shares trade on the Nasdaq Global Select Market (“Nasdaq”), under the symbols “TMC” and “TMCWW,” respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and governance (“ESG”) impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including our commercialization plans;
●	the supply and demand for nickel, cobalt, copper, manganese ores and their end uses;
●	the future prices of nickel, cobalt, copper, manganese ores and their end uses;
●	the risks associated with the certification and Environmental Impact Statement (“EIS”) review stages of our consolidated application for an exploration license and commercial recovery permit filed with the National Oceanic and Atmospheric Administration (“NOAA”) under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), including the risk that interagency consultations during the certification phase, preparation and review of the EIS, or the public comment period may result in conditions, delays, or denial of the requested licenses and permit, and the risk that the final issuance of such licenses and permit remains subject to NOAA’s determination following completion of these remaining review stages;
●	the timing and expectations with respect to the extension of our exploration contracts with the International Seabed Authority (“ISA”) and the receipt of exploitation contracts from the ISA;
●	international and national regulation of mineral extraction from the deep seafloor in the high seas and changes in mining laws and regulations;
●	technical, operational, environmental, social and governance risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;

●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	our plans to mitigate our material weakness in our internal control over financial reporting;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral reserve and resource estimates, and our ability to define and declare further mineral reserve estimates;
●	our status as a passive foreign investment company; and
●	our expected financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (“2025 Annual Report on Form 10-K”). Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In particular, forward-looking statements regarding the timing and outcome of the NOAA regulatory review process are subject to material risks, including: (i) the risk that the certification stage (which involves interagency consultation with the Departments of State, War and the Environmental Protection Agency, among others) may result in conditions, delays or an adverse determination; (ii) the risk that the preparation of an Environmental Impact Statement and the associated public comment period may give rise to objections or conditions that affect the scope or terms of any permit ultimately issued; and (iii) the risk that NOAA may determine not to issue the requested exploration license and/or commercial recovery permit following the completion of the environmental review. The determination that TMC USA’s consolidated application is in full compliance with applicable requirements under DSHMRA is a procedural milestone and does not constitute, and should not be construed as, an approval or grant of the requested licenses or commercial recovery permit. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		March 31,	December 31,
ASSETS	Note	2026	2025
Current
Cash		$119,682	$117,633
Receivables and prepayments		3,097	3,049
		122,779	120,682
Non-current
Exploration assets		42,951	42,951
Right of use asset	6	1,430	1,907
Equipment		480	519
Software		2,182	2,125
Investments	7	15,052	13,447
		62,095	60,949

TOTAL ASSETS		$184,874	$181,631

LIABILITIES
Current
Accounts payable and accrued liabilities	11	53,858	46,048
Warrants liability	12	2,689	13,351
		56,547	59,399
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	8	145,000	145,000
		155,675	155,675

TOTAL LIABILITIES		$212,222	$215,074

EQUITY
Common shares (unlimited shares, no par value – issued: 433,188,187 (December 31, 2025 –422,966,333))		705,287	681,343
Additional paid - in capital		240,446	237,696
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(971,878)	(951,279)
TOTAL EQUITY		(27,348)	(33,443)

TOTAL LIABILITIES AND EQUITY		$184,874	$181,631

Nature of Operations (Note 1)

Contingent Liabilities (Note 17)

Subsequent Event (Note 19)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2026	2025
Operating expenses
Exploration and evaluation expenses	9	$13,257	$9,515
General and administrative expenses	10	20,725	8,500
Operating loss		33,982	18,015

Other items
Equity-accounted investment loss	7	2,998	35
Gain on dilution of investment	7	(4,602)	—
Change in fair value of warrant liability	12	(10,662)	441
Foreign exchange loss (gain)		(690)	1,095
Interest income		(1,136)	(19)
Fees and interest on borrowings and credit facilities	16	665	1,021

Net loss and comprehensive loss for the period, before tax		$20,555	$20,588

Tax expense		44	—

Net loss and comprehensive loss for the period, after tax		$20,599	$20,588

Loss per share
- Basic and diluted	14	$0.05	$0.06

Weighted average number of common shares outstanding – basic and diluted		425,770,033	345,346,393

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Shares		Paid in	Comprehensive
Three months ended March 31, 2026	Shares	Amount	Capital	Loss	Deficit	Total
December 31, 2025	422,966,333	$681,343	$237,696	$(1,203)	$(951,279)	$(33,443)
Exercise of stock options	2,045,126	10,248	(7,529)	—	—	2,719
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	8,176,728	13,696	(13,696)	—	—	—
Share-based compensation and Expenses settled with equity (Note 13)	—	—	23,975	—	—	23,975
Loss for the period	—	—	—	—	(20,599)	(20,599)
March 31, 2026	433,188,187	$705,287	$240,446	$(1,203)	$(971,878)	$(27,348)

				Accumulated
			Additional	Other
	Common Shares		Paid in	Comprehensive
Three months ended March 31, 2025	Shares	Amount	Capital	Loss	Deficit	Total
Decemeber 31, 2024	340,708,460	$477,217	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants under Registered Direct Offering, net of expenses	5,000,000	2,237	2,763	—	—	5,000
Shares issued as per At-the-Market Equity Distribution Agreement	2,975,226	5,562	—	—	—	5,562
Conversion of restricted share units, net of shares withheld for taxes	7,933,336	10,788	(10,788)	—	—	—
Share-based compensation and Expenses settled with equity	—	—	10,378	—	—	10,378
Loss for the period	—	—	—	—	(20,588)	(20,588)
March 31, 2025	356,617,022	$495,804	$140,656	$(1,203)	$(652,023)	$(16,766)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Three months ended	Three months ended
		March 31,	March 31,
	Note	2026	2025
Cash provided by (used in)

Operating activities
Loss for the period		$(20,599)	$(20,588)
Items not affecting cash:
Amortization		39	58
Accrued interest on credit facilities		—	558
Lease expense	6	477	477
Share-based compensation and expenses settled with equity	13	23,975	10,378
Equity-accounted investment loss	7	2,998	35
Gain on dilution of investment	7	(4,602)	—
Change in fair value of warrants liability	12	(10,662)	441
Unrealized foreign exchange movement		(726)	2,345
Interest paid on short-term debt	16	—	(103)
Changes in working capital:
Receivables and prepayments		(48)	(3,161)
Accounts payable and accrued liabilities		8,533	213
Net cash used in operating activities		(615)	(9,347)

Investing activities
Acquisition of equipment and software		(35)	(70)
Net cash used in investing activities		(35)	(70)

Financing activities
Proceeds from exercise of stock options	13	2,719	—
Proceeds from registered direct offering		—	5,000
Expenses paid for registered direct offering		—	(472)
Proceeds from Shares issued from ATM		—	5,562
Repayment of Debt		—	(1,797)
Net cash provided by financing activities		2,719	8,293

Increase/(Decrease) in cash		$2,069	$(1,124)
Impact of exchange rate changes on cash		(20)	(10)
Cash - beginning of period		117,633	3,480
Cash - end of period		$119,682	$2,346

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019. On September 9, 2021, the Company completed its business combination with DeepGreen Metals Inc. (“DeepGreen”), a Canadian-registered company founded in 2011, after which DeepGreen became a wholly - owned subsidiary and the combined company began operating as TMC the metals company Inc. and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. The Company’s corporate office, registered address and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

The Company is a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), with NORI Area D located approximately 1,500 miles (or 2,400 kilometers) southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) and rare earth elements (REEs) which will initially be transformed into nickel, cobalt and copper-bearing intermediate and metal cathodes and cathode products, as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, the Company will explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (pCAM), as well as extracting REEs contained in nodules.

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”). The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 187,017 km2. The submitted commercial recovery permit application is to secure commercial recovery rights for a subset of the TMC USA-A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules. On January 22, 2026, TMC USA formally submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in the CCZ. The application was filed under NOAA’s new consolidated application and review process. The consolidated application covers approximately 65,000 km2 exploration and commercial recovery area in the CCZ, compared to a commercial recovery area of 25,160 km2 in TMC USA’s initial commercial recovery permit application filed in April 2025. The consolidated application received substantial compliance on March 6, 2026 and full compliance on April 28, 2026. The application is now in the certification review stage. The review process under DSHMRA involves three stages: (i) a determination that the application is in compliance with applicable requirements; (ii) certification of the applicant and the proposed program, including an interagency consultation process; and (iii) an environmental review, including preparation of an Environmental Impact Statement and a public comment period, following which NOAA will determine whether to issue the requested licenses and permit and, if so, the applicable terms and conditions.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

2.Basis of Presentation

These unaudited condensed consolidated interim financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited condensed consolidated interim financial statements pursuant to such rules and regulations. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or for any other period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2025. The Company has applied the same accounting policies as in the prior year.

3.Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of stock options (Note 13), as well as the valuation of private warrants (Note 12) and the valuation of the Royalty liability (Note 8). Actual results could differ materially from those estimates.

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2026, and 2025.

As at March 31, 2026, and December 31, 2025, the carrying values of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability and warrants which are recorded at fair value as disclosed in Note 8 and Note 12, respectively.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

5.Recent Accounting Pronouncements Issued and Adopted

There were no recent accounting pronouncements issued and adopted by the Company during the period.

6.Strategic Alliance with Allseas Group S. A. and Affiliates

Development of Project Zero Offshore Nodule Collection System

On March 16, 2022, NORI and Allseas Group S.A. (“Allseas”) entered into a non-binding term sheet for the development and operation of a commercial nodule collection system. For the three months ended March 31, 2026, Allseas provided the Company with engineering, project management and vessel use services consisting of lay-up costs totaling $0.6 million, as part of the development of the commercial nodule collection system. These costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 9) (For three months ended March 31, 2025: $2.3 million).

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

For the three months ended March 31, 2026, the Company has recognized $0.5 million as lease expense recorded as exploration and evaluation expense (For the three months ended March 31, 2025: $0.5 million).

As at March 31, 2026, the net amount of right-of-use asset was as follows:

Right-of-use Asset
Balance as at December 31, 2024	$3,814
Lease expense during the year	(1,907)
Balance as at December 31, 2025	$1,907
Lease expense during the period	(477)
Balance as at March 31, 2026	$1,430

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

As at March 31, 2026, the total amount payable to Allseas and its affiliates was $34.1 million of which $32.1 million related to the development of the nodule collection system and $2 million related to the underutilization fees payable on the 2023 Credit facility.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

These amounts were recorded in accrued liabilities in the consolidated balance sheet which can be settled in cash or equity at the Company’s discretion (Note 11) (December 31, 2025: $34.2 million, recorded as accrued liabilities). As at March 31, 2026, Allseas and its affiliates owned 56.1 million common shares of the Company (2025: 56.1 million TMC common shares) which constituted 13.0% (December 31, 2025: 13.3%) of total common shares outstanding.

Subsequent to March 31, 2026, the Company entered into a Contract for Development Work and Commercial Production with Allseas Deepsea Marine Contractors, a wholly owned subsidiary of Allseas, as further described in Note 19.

7.Investments

The below table summarizes the changes in the Company’s investments during the year:

	The Metals Royalty	1554997 B.C.
	Company	Ltd.
Investment as at December 31, 2024	$8,203	—
Spin-Out transaction	(3,739)	3,739
Return of capital	(346)	(346)
Dilution gain	5,649	—
Equity-accounted investment gain for the year ended 2025	287	—
Investment as at December 31, 2025	$10,054	3,393
Equity-accounted investment loss for the three months ended March 31, 2026	(2,718)	(279)
Dilution gain	4,602	—
Investment as at March 31, 2026	11,938	3,114

Investment in The Metals Royalty Company

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with The Metals Royalty Company Inc. (“The Metals Royalty Company”) formerly known as Low Carbon Royalties. In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) (Note 8) on the Company’s NORI project area in the CCZ to The Metals Royalty Company.

As a condition of closing the Royalty Agreement, the parties entered into an agreement with The Metals Royalty Company to mitigate risks associated with the potential termination of the exploitation license granted for one of the royalty-producing natural gas fields in Latin America (the “Exploitation License”). As per the agreement, 5 million contingent value rights (“CVR”) were issued to NORI. The CVR would convert into 5 million additional shares of The Metals Royalty Company all of which would be issued to NORI, in the event the Exploitation License is found, in a final decision, to be invalid by the Colombian National Agency of Hydrocarbons prior to the earlier of (1) five years from the issuance of the CVR and (2) the date The Metals Royalty Company becomes a publicly listed entity.

During the three months ended March 31, 2026, The Metals Royalty Company issued 1,000,000 common shares as compensation expenses and 3,134,481 common shares upon release of the subscription receipts resulting in gross proceeds of $15.7 million. The Company did not participate in the offering, which reduced its ownership interest from 27.2% to 25.15%.(December 31, 2025: 27.2%). As the shares were issued at a price higher than The Metals Royalty Company’s book value per share, the Company recorded a dilution gain of $4.6 million. The Company also has representation on the board of directors of The Metals Royalty Company, providing the Company with the ability to exercise significant influence over The Metals Royalty Company’s operating and financial policies. Accordingly, the investment in The Metals Royalty Company is accounted for under the equity method in accordance with ASC 323 (Investments).

For the three months ended March 31, 2026, the Company’s share of the net loss generated by The Metals Royalty Company was $2.7 million (for the three months ended March 31, 2025, the Company’s share of The Metals Royalty Company’s net loss was: $35 thousand).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

As at March 31, 2026, The Metals Royalty Company had 872,250 stock options and 4,569,000 restricted share units outstanding, the settlement of which may significantly affect the Company’s share of reported earnings or losses.

Financial results of The Metals Royalty Company as at and for the three months ended March 31, 2026 and 2025 are summarized below:

	As at March 31,	As at December 31,
	2026	2025
Current assets	$31,985	$18,853
Non-current assets	14,099	14,095
Current liabilities	3,507	1,763

	Three months ended
	March 31,	March 31,
	2026	2025
Operating expenses from continuing operations	$10,624	$115
Net loss from continuing operations	$10,071	98
Net loss from discontinued operations	—	11

Investment in 1554997 B.C. Ltd

In the fourth quarter of 2025, The Metals Royalty Company transferred its oil and gas royalty assets to 1554997 B.C. Ltd. (“the Investee”) in exchange for shares of 1554997 B.C. Ltd (“Spin-Out transaction”). As part of the Spin-Out transaction the Company holds 27.2% ownership interest (December 31, 2025: 27.2%) and has representation on the board of directors of the Investee, providing the Company with the ability to exercise significant influence over the Investee’s operating and financial policies. Accordingly, the investment is accounted for under the equity method in accordance with ASC 323 (Investments).

The Company records its share of the results in the Investee on a one-quarter reporting lag. As a result, the Company’s share of the net loss generated by the Investee in the three months ended December 31, 2025 was $0.3 million.

Financial results of 1554997 B.C. Ltd. as at and for the quarter ended December 31, 2025 are summarized below:

As at
December 31, 2025
Current assets	$380
Non-current assets	12,173
Current liabilities	44
Non-current liabilities	1,057

Three months ended
December 31, 2025
Royalty Income	$44
Operating Income	27
Net Loss	1,027

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

8.Royalty Liability

The NORI Royalty (including Areas A to D) (Note 7) was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt. The Company elected to account for the royalty liability at fair value through profit and loss. The fair value of Areas A to C was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. As at March 31, 2026, the Company compared the specific characteristics of these transactions and estimated the fair value for Areas A to C at $15 million, unchanged from December 31, 2025. The fair value of Area D was determined using an income approach following the Company’s completion and release of its PFS with respect to NORI Area D filed in August 2025 resulting with a fair value for Area D of $130 million as at March 31, 2026, unchanged from the end of 2025. The discounted cash flow fair value reflects updated operational and economic assumptions, including the use of forward metal prices and a discount rate of approximately 10.6%, related to the NORI Area D project used in support of the PFS.

9.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	Three months ended
	March 31,
	2026	2025
Environmental studies	$270	$1,270
Exploration labor (1)	2,847	2,587
Share-based compensation (Note 13)	5,530	1,928
Mining, technological and process development	1,312	2,950
Prefeasibility studies	1,878	41
Sponsorship, training and stakeholder engagement	1,199	633
Other	221	106
	$13,257	$9,515

(1)Reflects underlying project-related work performed by the Company’s personnel.

10.General and Administrative Expenses

The details of general and administrative expenses are as follows:

	Three months ended
	March 31,
	2026	2025
Professional and consulting fees(1)	$2,505	$2,050
Investor relations	382	220
Office and sundry	417	465
Salaries and wages(2)	1,763	1,363
Director fees	181	204
Share-based compensation (Note 13)	15,105	3,950
Transfer agent and filing fees	125	106
Travel and other expenses	247	142
	$20,725	$8,500
(1)	Professional and consulting fees include $0.2 million of expenses settled with RSUs (Three months ended March 31, 2025: $0.4 million) (Note 13).
(2)	Reflects underlying corporate-related activities performed by the Company’s personnel.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities outstanding at March 31, 2026, and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Accounts Payable(1)	$9,058	$2,277
Accrued Liabilities(2)	44,800	43,771
	$53,858	$46,048
(1)	The accounts payable balance includes $0.7 million of underutilization fees payable to the related parties under 2024 Credit facility (Note 16).
(2)	As at March 31, 2026, accrued liabilities totaled $44.8 million (December 31, 2025 - $43.8 million), of which $34.1 million relates to Allseas (Note 6) (December 31, 2025 - $34.2 million).

12.Warrants

Public Warrants

As at March 31, 2026, 15,000,000 Public Warrants were outstanding (December 31, 2025 – 15,000,000). Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at March 31, 2026, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital (December 31, 2025: $19.5 million).

Private Warrants

As at March 31, 2026, 9,500,000 Private Warrants were outstanding (December 31, 2025 – 9,500,000). The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

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

As at March 31, 2026, the fair value of outstanding Private Warrants of approximately $2.7 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrants liability as at December 31, 2025	$13,351
Decrease in fair value of warrants liability	(10,662)
Warrants liability as at March 31, 2026	$2,689

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

As at March 31, 2026, the fair value of the Private Warrants was estimated using the following assumptions:

	March 31,		December 31,
	2026		2025
Exercise price	$11.50		$11.50
Share price	$4.67		$6.17
Volatility	110.21%		124.72%
Term	0.44	years	0.69	years
Risk-free rate	3.65%		3.49%
Dividend yield	0.0%		0.0%

Class A Warrants

As at March 31, 2026, 4,317,500 Class A warrants were outstanding (December 31, 2025 – 4,317,500). Each whole Class A Warrant entitles the holder to purchase one common share at an exercise price of $2.00 per share and will expire on December 31, 2027.

During the three months ended March 31, 2026, there were no exercises of Class A warrants. As at March 31, 2026, the value of outstanding Class A Warrants of $3.6 million was recorded in additional paid in capital (December 31, 2025: $3.6 million).

Class B Warrants

As at March 31, 2026, 15,000 Class B warrants were outstanding (December 31, 2025 – 15,000). Each whole Class B Warrant entitles the holder to purchase one common share at an exercise price of $2.00 per share and will expire on November 19, 2029.

During the three months ended March 31, 2026, there had been no exercises of Class B warrants. As at March 31, 2026, the value of outstanding Class B Warrants of $9 thousand was recorded in additional paid in capital (December 31, 2025: $9 thousand).

Class C Warrants

As at March 31, 2026, 10,003,333 Class C warrants were outstanding (December 31, 2025 – 10,003,333). Each whole Class C Warrant entitles the holder to purchase one common share at an exercise price of $4.50 per share. The Class C warrants expire on May 12, 2028.

During the three months ended March 31, 2026, there had been no exercises of Class C warrants. As at March 31, 2026, the value of outstanding Class C Warrants of $10.2 million was recorded in additional paid in capital (December 31, 2025: $10.2 million).

Warrants issued to Korea Zinc

As at March 31, 2026, 6,868,181 warrants issued to Korea Zinc were outstanding (December 31, 2025 – 6,868,181). The exercise price for the warrants is $7.00 per common share and the warrants expire on June 25, 2028.

During the three months ended March 31, 2026, there had been no exercises of the warrants issued to Korea Zinc and as at March 31, 2026, the value of outstanding warrants of $11.5 million was recorded in additional paid in capital (December 31, 2025: $11.5 million).

Warrants issued to Republic of Nauru

As at March 31, 2026, 9,146,268 warrants issued to the Republic of Nauru (“Nauru Warrants”) were outstanding (December 31, 2025 – 9,146,268). The Nauru Warrants allow the purchase of common shares of the Company at an exercise price of $4.72 per share with an expiration date of May 30, 2030. The Nauru Warrants cannot be exercised through a cashless or net exercise.

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

During the three months ended March 31, 2026, there has been no exercises of the Nauru Warrants. As at March 31, 2026, the value of outstanding Nauru Warrants of $33.1 million was recorded in additional paid in capital (December 31, 2025: $33.1 million).

Warrants issued to the Kingdom of Tonga

As at March 31, 2026, 1,000,000 warrants issued to the Kingdom of Tonga (“Tonga Warrants”) were outstanding (December 31, 2025 – 1,000,000). The Tonga Warrants allow the purchase of common shares of the Company at an exercise price of $5.87 per share, with an expiration date of August 4, 2033. The Tonga Warrants cannot be exercised through a cashless or net exercise.

The Tonga Warrants cannot be exercised until the following conditions have been met:

●	A subsidiary of the Company other than TOML obtains a permit, license or other authorization from the U.S. for the conduct of deep seabed mineral activities; and
●	The subsidiary other than TOML commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.

During the three months ended March 31, 2026, there has been no exercises of the Tonga Warrants. As at March 31, 2026, the value of outstanding Tonga Warrants of $5 million was recorded in additional paid in capital (December 31, 2025: $5 million).

13.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides an aggregate number of common shares reserved for future issuance under the Incentive Plan. As at March 31, 2026, there were a total of 28,001,961 common shares reserved for issuance under the Incentive Plan. These amounts include 16,918,653 shares added to the Incentive Plan in January 2026 pursuant to the Incentive Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the board of directors.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Stock options

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of	Number of
	Short-Term	Long-Term	Number of
	Options	Options	Options
	Outstanding	Outstanding	Outstanding
	under 2018	under 2018	under
	Plan	Plan	Incentive Plan
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	7,750,000
Expired/ Forfeited	(11,578)	—	(500,000)
Exercised	(4,051,304)	(695,242)	—
Outstanding – December 31, 2025	10,237,693	8,949,632	11,190,000
Exercised	(1,594,041)	(284,418)	(166,667)
Outstanding – March 31, 2026	8,643,652	8,665,214	11,023,333

During the three months ended March 31, 2026, the Company recognized $0.5 million of share-based compensation expense for stock options as general and administrative expenses in the statement of loss and comprehensive loss (For the three months ended March 31, 2025, the Company recognized $0.5 million of share-based compensation expense for stock options as general and administrative expenses). The Company has not granted any options under the 2018 Plan since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued under the 2018 Plan in prior periods.

Restricted Share Units

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Incentive Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs
Outstanding
Outstanding – December 31, 2024	34,312,655
Granted	35,381,992
Forfeited	(1,076,371)
Exercised	(20,296,128)
Outstanding - December 31, 2025	48,322,148
Granted	543,920
Exercised	(8,176,728)
Outstanding - March 31, 2026	40,689,340

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended	Three months ended
	March 31,	March 31,
Vesting Period	2026	2025
Vesting Immediately (1)	543,920	2,619,585
Vesting fully within the first anniversary of the grant date	—	60,000
Vesting in thirds on each anniversary of the grant date	—	8,818,935
Vesting in fourths on each anniversary of the grant date	—	176,302
Vesting based on performance conditions	—	324,184
Total Units Granted	543,920	11,999,006
(1)	During the three months ended March 31, 2026, 539,437 RSUs were issued to settle liabilities with a carrying amount of $3.2 million, at a weighted average grant date fair value of $5.87 per RSU. (During the three months ended March 31, 2025, 2,469,585 RSUs were issued to settle liabilities with a carrying amount of $4.1 million, at a weighted average grant date fair value of $1.68 per RSU and 150,000 RSUs, were issued to consultants resulting in $0.3 million charged as general and administrative expenses).

The grant date fair value of all RSUs granted in three months ended March 31, 2026, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three months ended March 31, 2026, a total of $20.1 million was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three months ended March 31, 2025: $5.4 million) of which share-based compensation expense related to general and administration matters amounted to $14.6 million (three months ended March 31, 2025 - $3.5 million) and share-based compensation expense related to exploration and evaluation activities amounted to $5.5 million (three months ended March 31, 2025 - $1.9 million). As at March 31, 2026, the total unrecognized share-based compensation expense for RSUs was $71.2 million (December 31, 2025- $91.5 million).

As at March 31, 2026, an aggregate of 81,761 vested RSUs were being processed and due to be converted into common shares (December 31, 2025: 81,198 units).

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As at March 31, 2026, there were 18,246,245 common shares reserved for issuance under the ESPP. This included 4,229,663 shares added to the ESPP in January 2025 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting from 2022 to 2031, common shares equal to the lesser of (i) 1% of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three months ended March 31, 2026, a total of $13 thousand was charged to the statement of loss and comprehensive loss as share-based compensation expense for ESPP (three months ended March 31, 2025: $1 thousand) of which share-based compensation expense related to general and administration matters amounted to $6 thousand (three months ended March 31, 2025 - $ nil) and share-based compensation expense related to exploration and evaluation activities amounted to $7 thousand (three months ended March 31, 2025 - $1 thousand).

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Anti-dilutive equivalent common shares were as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2026	2025
Outstanding options to purchase common shares	28,332,199	29,135,449
Outstanding RSUs	40,689,340	37,921,412
Outstanding shares under ESPP	9,330	4,499
Outstanding warrants	55,850,282	40,680,770
Outstanding Special Shares and options to purchase Special Shares	136,004,597	136,011,413
Total anti-dilutive common equivalent shares	260,885,748	243,753,543

15. Financial Instruments

The following table presents the Company’s financial instruments, including those measured at fair value on a recurring basis and their classification within the fair value hierarchy.

	Fair Value	March 31,	December 31,
Categories of Financial Instruments	Hierarchy	2026	2025
Financial assets
Amortized cost
Cash	—	$119,682	$117,633
Commodity taxes and other receivables	—	727	664
		$120,409	$118,297

Financial liabilities
Amortized cost
Accounts payable and accrued liabilities (Note 11)	—	$53,858	$46,048
Fair value through profit or loss
Royalty liability (Note 8)	Level 3	145,000	145,000
Warrants liability (Note 12)	Level 3	2,689	13,351
		$201,547	$204,399

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

During the three months ended March 31, 2026, the Company did not draw or repay any amounts from the 2024 Credit Facility (During the three months ended March 31, 2025, the Company repaid $1.8 million of the drawn amount and did not draw from the 2024 Credit Facility). For the first quarter of 2026, the Company incurred $nil as interest expense and $0.7 million as underutilization fees (For first quarter of 2025, the interest amounted to $0.1 million and underutilization fees amounted to $0.5 million). During the three months ended March 31, 2026, the Company repaid interest amounting to $nil and underutilization fees amounting to $0.7 million (For three months ended March 31, 2025, interest repaid amounted to $0.1 million and underutilization fees amounted to $nil). As of March 31, 2026, there was no interest payable and the amount payable as underutilization fees was $0.7 million and was recorded as accounts payable (Note 11) (December 31, 2025: interest payable was $ nil and underutilization fees amounted to $0.7 million recorded as accounts payable).

During the first quarter of 2026, the Company incurred consulting fees of $77 thousand provided by immediate family members of management, which are included in general and administrative expenses (During the first quarter of 2025: $52 thousand). As at March 31, 2026, consulting fees payable to immediate family members of management were $46 thousand (December 31, 2025: $57 thousand).

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

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim against TMC The Metals Company Inc. and The Metals Company USA LLC in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The complaint alleges, among other things, breach of contract, breach of confidence and related claims arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to NOAA. On March 3, 2026, the Company filed a response denying the material allegations and asserting a counterclaim against Robert Heydon and the plaintiffs alleging, among other things, breach of contract, breach of confidence and breach of fiduciary duty in connection with the alleged misuse of the Company’s confidential information. On April 10, 2026 the plaintiffs filed their response to the counterclaim. The litigation is in its early stages, and no trial date has been set. The Company intends to vigorously defend against the claims and pursue our counterclaim. At this time, the Company is unable to estimate the potential loss, if any, associated with this matter.

18.Segmented Information

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

	March 31,	December 31,
Equipment	2026	2025
Nauru	$480	$519
Total	$480	$519

	March 31,	December 31,
Software	2026	2025
Singapore	2,182	2,125
Total	$2,182	$2,125

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

19.Subsequent Event

On May 11, 2026, we entered into a Contract for Development Work and Commercial Production with Allseas Deepsea Marine Contractors, a wholly owned subsidiary of Allseas, for the design, development, build, testing, commissioning and operation of an integrated offshore polymetallic nodule collection and production system in our license area, building on our prior Strategic Alliance Agreement and pilot system trials (the “Agreement”). The Production System is designed for a steady-state production capacity of 3.0 million tonnes per annum of wet nodules, with commissioning and commencement of commercial production subject to receipt of a commercial recovery permit from NOAA. The Agreement defines the development costs to be funded by both parties, reimbursement of operating costs during commercial operations, and amends certain initial costs and lay-up costs incurred through the effective date. The Agreement also governs the settlement of amounts previously accrued by the Company in respect of development work and lay-up costs, including amounts owed to Allseas and its affiliates as at March 31, 2026 totaling $32.1 million: these amounts invoiced by Allseas under the former agreement, represent 50% of the costs incurred by Allseas (the "Incurred Costs"). Upon executing the Agreement, the Company has agreed to pay an additional $2.3 million, related to certain initial costs and lay-up costs. In settlement of these amounts (totaling $34.4 million) and pursuant to the Agreement, the Company will issue to Allseas Group S.A. 7,377,835 common shares, with a final settlement of costs up to the signing of this agreement to be completed in accordance with the terms of the Agreement. As prescribed in the Agreement, the settlement in shares is calculated using a volume-weighted average price (VWAP) over the 20 days preceding the effective date as stipulated in the Agreement, less a discount of 10%. Pursuant to the Agreement that Incurred Costs up to the signing of this agreement, not yet invoiced by Allseas, will be payable in any event, which the Company expects to settle in cash through production revenues, in accordance with the terms of the Agreement. The Agreement has an initial term of five years commencing on the start of commercial production, with provision for extension on terms to be agreed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our 2025 Annual Report on Form 10-K. This discussion contains forward looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three months ended March 31, 2026 and 2025, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”). The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese, alongside meaningful concentrations of rare earth elements (REEs) in a single rock.

Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. We believe significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

The four metals and REEs contained in the polymetallic nodules are on the U.S. Department of Interior’s “2025 List of Critical Minerals”, with end-uses in strategic sectors including semiconductors and AI data centers, steel manufacturing, the defense and marine industrial base. Nickel was included on the list of 13 minerals selected by the U.S. Department of War in March 2026 for targeted procurement efforts through the Defense Industrial Base Consortium. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of several of these critical metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to initially produce nickel, cobalt and copper-bearing intermediate and metal cathode products as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, we may explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (pCAM), as well as extracting REEs contained in nodules.

We are now in the development stage following the release of the results of a pre-feasibility study on one of our development areas in a report titled S-K 1300 Prefeasibility Study for NORI Area D Technical Report Summary, dated August 4, 2025, prepared by AMC Consultants Pty Ltd. and other qualified persons (the “NORI-D PFS”), which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s economic viability. We also recently released an initial assessment of certain of our other resource areas in a report titled S-K 1300 Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone, dated August 4, 2025, prepared by AMC Consultants Pty Lt. and other qualified persons (the “TOML and NORI IA” together with the NORI-D PFS, the “Technical Reports”). We have yet to obtain a commercial recovery permit or other related offshore and onshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

Two parallel regulatory regimes exist to regulate deep seabed exploration and extraction activities in the high seas. The United States adopted the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration (“NOAA”) to regulate deep-sea mining activities of its citizens in the high seas. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989 and amended these regulations introducing a consolidated exploration license and commercial recovery permit application process in 2026. In parallel, the International Seabed Authority (“ISA”), comprised today of 171 Member States and the European Union was established in 1994, pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”) to regulate deep seabed exploration and exploitation activities of the nationals of Member States. The ISA adopted exploration regulations in 2000 (amended in 2013 and 2014) and issued 19 polymetallic nodule exploration contracts (17 of which are located in the CCZ) but has not completed its adoption of the exploitation regulations, standards and guidelines despite initiating work in 2014, and despite being under an obligation to do so by July 2023. Almost 30 countries, including the United States, have not ratified UNCLOS and are not Member States of the ISA. The United States has remained a persistent objector to Part XI of UNCLOS which governs seabed mining in the Area.

We believe that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which despite expectations to the contrary, has repeatedly failed to adopt the regulations and standards and guidelines for the exploitation of mineral resources in the Area. On April 24, 2025, the Executive Order 14825, titled “Unleashing America’s Offshore Critical Minerals and Resources” directed the Secretary of Commerce to implement an expedited process for reviewing and issuing seabed mineral exploration licenses and commercial recovery permits under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructed the Departments of War and Energy to assess the use of the National Defense Stockpile for nodule-derived materials and of entering into offtake agreements for these minerals. These departments were also directed to review and support domestic processing capabilities for seabed mineral resources.

We continue focusing on advancing our commercial production strategy under the DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), submitted two exploration license applications (covering 187,017 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A) to NOAA. Following the introduction of the consolidated application process by NOAA in January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application covering approximately 65,000 km², representing a significant expansion from the approximately 25,160 km² commercial recovery area in the initial April 2025 application, with an estimated resource of 619 million wet tonnes (Mt) of polymetallic nodules and potential exploration upside. On April 28, 2026, NOAA determined that the consolidated application is in full compliance with the applicable requirements under DSHMRA, and the application has advanced to the certification review stage. Final permit issuance remains subject to the completion of the certification stage (including interagency consultation) and an environmental review, including preparation of an Environmental Impact Statement. The application areas in total, including the TMC USA-A and TMC USA-B exploration license areas, are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the mineral resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese.

At the same time as we pursue the U.S. regulatory pathway, our wholly owned subsidiaries, Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), continue to maintain their ISA contracts and comply with all of their contractual obligations under the ISA system. While the ISA does not have jurisdiction over activities conducted under the regulatory authority of the United States, NORI and TOML maintain two ISA exploration contracts in the CCZ. NORI is sponsored by the Republic of Nauru (“Nauru”), and TOML is sponsored by the Kingdom of Tonga (“Tonga”). Operations of NORI and TOML in the CCZ are being conducted under their ISA exploration contracts.

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

To reach our objective and initiate commercial production, we are working to: (i) further refine our project economics, (ii) completed the development and commission a commercial offshore nodule collection system, (iii) continue to assess the environmental, social and cultural impacts of offshore nodule collection, and (iv) secure existing foreign and/or develop new domestic U.S. onshore facilities to process collected polymetallic nodules into a manganese silicate product, an intermediate nickel-copper-cobalt matte product and end-products of nickel, cobalt and copper metal.

Developments in the First Quarter 2026

Below are some of the major developments that occurred in the first quarter of 2026:

TMC Subsidiaries Submit Extensive Deep-Sea Dataset to Public Database as Company Launches Video Series on Findings of Environmental Research

On April 15, 2026, we announced that our subsidiaries NORI and TOML submitted extensive datasets to the ISA’s DeepData, covering a decade of exploration in the Clarion Clipperton Zone. Dataset includes 777 equipment deployments and over 4,800 distinct environmental samples, generating 76,000 biological records and 69,185 geochemical data points, across the entire water column. The submission builds on prior submissions (March 2023 and May 2024) that together comprise hundreds of thousands of records, over 12,000 seafloor images, and extensive deep-pelagic sampling below 4,000 meters, forming one of the most comprehensive deep-ocean monitoring programs. TMC’s subsidiaries now contribute roughly one-third of all CCZ data in DeepData. The data will also be published to the OBIS-ISA node, where TMC subsidiary data already account for 54% of all biological records, a share expected to increase significantly following publication.

Exclusivity on Lease Option for Site in Brownsville, Texas

On March 27, 2026, we announced that TMC USA currently holds an exclusive right of negotiation with the Port of Brownsville, Texas on a lease and / or lease option for land sufficient to develop a domestic nodule processing and refining ecosystem for TMC USA and other American nodule developers, with the ultimate decision conditional on U.S. government support. The option on a 50-year lease would cover a total of 1,466 acres of land at the Port of Brownsville, Texas, in two separate land parcels (735 acres on the Brownsville Texas Shipping Channel and an adjacent 731 acres). There is currently no financial commitment required of TMC USA.

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

TMC USA Files First Consolidated Deep-Seabed Mining Application, Increasing Expected Commercial Recovery Permit Area to 65,000 km2 and Receives Substantial Compliance from NOAA

On January 22, 2026, we announced that TMC USA had submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in international waters of the CCZ. The application represents the first consolidated exploration license and commercial recovery permit application submitted under NOAA’s new consolidated application and review process and increases the applied for commercial recovery area from ~25,000 to ~65,000 km2, with an estimated resource of 619 million tonnes (Mt) of wet nodules and a potential exploration upside. TMC USA was able to apply under NOAA’s new consolidated process because it can demonstrate the scientific, technical and financial capability to pursue commercial recovery activities expeditiously.

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

Developments Subsequent to March 31, 2026

Signing of Offshore System Development and Production Agreement with Allseas

On May 11, 2026, we signed a Contract for Development Work and Commercial Production with Allseas Deepsea Marine Contractors, a wholly owned subsidiary of Allseas, for the design, development, build, testing, commissioning and operation of an integrated offshore polymetallic nodule collection and production system in our license area, building on our prior Strategic Alliance Agreement and pilot system trials. The Production System is designed for a steady-state production capacity of 3.0 million tonnes per annum (“Mtpa”) of wet nodules, with commissioning and commencement of commercial production subject to receipt of a commercial recovery permit from NOAA. We expect system commissioning to begin in the fourth quarter of 2027, subject to receipt of required permits and regulatory approvals. Operating costs during commercial production are reimbursable on a cost basis, with performance-linked incentives. The Agreement also governs the settlement of amounts previously accrued by the Company in respect of development work and lay-up costs, including amounts owed to Allseas and its affiliates as at March 31, 2026 totaling $32.1 million: these amounts invoiced by Allseas under the former agreement, represent 50% of the costs incurred by Allseas (the "Incurred Costs"). Upon executing the Agreement, the Company has agreed to pay an additional $2.3 million, related to certain initial costs and lay-up costs. In settlement of these amounts (totaling $34.4 million) and pursuant to the Agreement, the Company will issue to Allseas Group S.A. 7,377,835 common shares, with a final settlement of costs up to the signing of this agreement to be completed in accordance with the terms of the Agreement. As prescribed in the Agreement, the settlement in shares is calculated using a volume-weighted average price (VWAP) over the 20 days preceding the effective date as stipulated in the Agreement, less a discount of 10%. Pursuant to the Agreement, Incurred Costs up to the signing of this agreement, not yet invoiced by Allseas, will be payable in any event, which the Company expects to settle in cash through production revenues, in accordance with the terms of the Agreement.  The Agreement has an initial term of five years commencing on the start of commercial production, with provision for extension on terms to be agreed. The contract is governed by the laws of England and Wales, with disputes subject to ICC arbitration in London. Allseas is a related party of the Company.

NOAA Confirms Full Compliance of TMC USA’s Consolidated Application

On April 28, 2026, TMC USA received notice of full compliance from NOAA on its consolidated application. This determination of full compliance is a procedural milestone confirming that the application satisfies the applicable requirements under DSHMRA and its implementing regulations; it does not constitute and should not be construed as an approval, grant, or issuance of the requested exploration license or commercial recovery permit. TMC USA formally submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in the CCZ on January 22, 2026. The application is now in the certification review stage.

Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States

The Deep Seabed Hard Mineral Resources Act

DSHMRA establishes a domestic legal regime for U.S. citizens to explore for and commercially recover hard mineral resources from the seabed in areas beyond U.S. national jurisdiction. DSHMRA affirms that deep-sea mining is a lawful exercise of the freedoms of the high seas, subject to a duty of reasonable regard to the interests of other states in their exercise of those and other freedoms recognized by the general principles of international law, and provides a regulatory structure administered by NOAA, an agency under the U.S. Department of Commerce. DSHMRA’s implementing regulations detail the criteria and conditions for NOAA’s issuance of deep seabed exploration licenses and commercial recovery permits to U.S. citizens, including any individual, corporation, or other entity organized under the laws of a U.S. state or territory.

The purpose of DSHMRA is to promote the development of seabed minerals by U.S. citizens while ensuring environmental protection, avoidance of conflict with other high seas uses, and consistency with international law. Before any license or permit is issued, NOAA must determine that the proposed activities meet a series of statutory requirements, including that the activity: (i) will not unreasonably interfere with the lawful use of the high seas by other states; (ii) is consistent with U.S. foreign policy and international obligations; (iii) does not create a risk to international peace and security; (iv) is not expected to result in significant adverse environmental effects; and (v) does not pose undue risk to the safety of life or property at sea. These findings reflect NOAA’s mandate of advancing U.S. commercial interests in seabed minerals while minimizing environmental, diplomatic and safety risks.

We believe NOAA has historically adopted a cautious and science-based regulatory approach under DSHMRA, coordinating with other U.S. federal agencies and supporting environmental studies to inform future decisions. In the 1980s and 1990s, the United States entered into reciprocal recognition arrangements with other nations with similar domestic seabed mining laws, in order to avoid overlapping claims prior to the establishment of the ISA. Once the ISA became operational in the 1990s, most reciprocating states transitioned to the UNCLOS/ISA regime. The United States, however, remains outside that framework.

Exploration licenses under DSHMRA grant exclusive rights to conduct technical studies in a defined area and are issued for ten-year terms, subject to extension. Commercial recovery permits authorize full-scale extraction for a period of 20 years subject to extension and enhanced environmental and operational requirements. To date, NOAA has issued exploration licenses over four areas.  Two of these licenses (USA-1 and USA-4) remain active and are currently held by Lockheed Martin. These licenses have been renewed until 2027 in accordance with DSHMRA’s statutory provisions, which require NOAA to grant extensions if the licensee has substantially complied with license terms.  NOAA has not issued any commercial recovery permits under DSHMRA as no U.S. citizen had applied for a commercial recovery permit prior to TMC USA.

The review process under DSHMRA involves three stages: (i) a determination that the application is in compliance with applicable requirements; (ii) certification of the applicant and the proposed program; and (iii) an environmental review and determination of terms and conditions. The certification process includes an interagency consultation with other U.S. government departments (including the Department of State, the Department of War, and the Environmental Protection Agency). Following certification, an Environmental Impact Statement, or EIS, is expected to be prepared, and a public comment period, including a public hearing, will be provided. Following the public comment period, NOAA will determine whether to issue the requested licenses and permit, and if so, under what terms and conditions. All licenses and permits issued under DSHMRA are subject to oversight, periodic reporting, and potential suspension or revocation for noncompliance.

DSHMRA and its implementing regulations do not include a statutory deadline for application review. However, the Executive Order signed by President Trump on April 24, 2025, directs the Secretary of Commerce to implement an expedited process for reviewing and issuing licenses and permits under DSHMRA.

DSHMRA’s implementing regulations for commercial recovery permits requires that all mining vessels and at least one transport vessel are U.S. flagged (15 C.F.R. § 971.205). TMC USA will ensure all vessels contracted for commercial recovery comply with relevant laws pertaining to vessel standards and crew safety. DSHMRA’s implementing regulations for commercial recovery permits also require that recovered minerals be processed in the United States unless a waiver is granted, in which case the permittee is required to provide assurances that processed materials are returned to the United States (15 C.F.R. § 971.209). We are currently evaluating U.S.-based vessel and processing options to satisfy this requirement as well as working with Japan and South Korea-based supply chains to ensure processed materials can be returned to the United States in the event the permit to process outside the United States is granted for an initial period. If necessary, we expect to seek a waiver based on the statutory criteria and applicable regulations.

We expect to become subject to additional U.S. laws and regulations as development progresses and are in the early stages of analyzing their applicability and potential impact on our operations.

Existing ISA Exploration Contracts

NORI and TOML currently hold exploration rights to certain polymetallic nodule areas in the CCZ, sponsored by the Republic of Nauru and the Kingdom of Tonga, respectively.

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

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company, and we do not anticipate earning revenues (other than potential service revenue) until one of our wholly-owned subsidiaries receives an exploitation contract or commercial recovery permit and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success are subject to risks and challenges, including those related to the final issuance of a commercial recovery permit by NOAA, development of environmental terms, conditions and restrictions associated with our application and development of our technologies to collect and process polymetallic nodules. While NOAA has determined that our consolidated application is in full compliance with the applicable requirements under DSHMRA (a procedural milestone that advances the application to the certification review stage), this determination does not constitute, and should not be construed as, a grant or approval of the requested licenses or commercial recovery permit. The permit issuance remains subject to the successful completion of all remaining review stages under DSHMRA, including certification (with interagency consultation), preparation of an Environmental Impact Statement, a public comment period, and NOAA’s final determination as to whether to issue the licenses and permit and, if so, under what terms and conditions. The timing of NOAA’s final decision remains uncertain and is outside the Company’s control. Actual timelines for certification, environmental review, and potential issuance of licenses or permits may differ materially from management’s current expectations. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K, as filed with the SEC.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our results are reported under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and in U.S. dollars.

Components of Results of Operations

We are in the development stage with no revenue to date and a net loss of $20.6 million for the three months ended March 31, 2026, compared to a net loss of $20.6 million in the same period of 2025. We have an accumulated deficit of approximately $971.9 million from inception through March 31, 2026.

Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

We align our operating expenses based on activity performed by our personnel, which allocates these costs under Exploration and Evaluation expenses and General and Administrative expenses. This alignment is adjusted throughout the year to reflect changes in business activities.

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

Foreign Exchange Loss/Gain

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2026 and 2025. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2025 Annual Report on Form 10-K.

Comparison of the Three Ended March 31, 2026 and 2025

	For the Three Months Ended
	March 31,
(Dollar amounts in thousands, except as noted)	2026	2025	% Change
Exploration and evaluation expenses	$13,257	$9,515	39%
General and administrative expenses	20,725	8,500	144%
Equity-accounted investment loss	2,998	35	8,466%
Gain on dilution of investment	(4,602)	—	100%
Change in fair value of warrants liability	(10,662)	441	(2,518)%
Foreign exchange loss (gain)	(690)	1,095	(163)%
Interest income	(1,136)	(19)	(5,879)%
Fees and interest on borrowings and credit facility	665	1,021	(35)%
Tax expense	44	—	100%
Loss for the period, after tax	$20,599	$20,588	—%

Three Months ended March 31, 2026 compared to Three Months ended March 31, 2025

We reported a net loss of approximately $20.6 million in the first quarter of 2026, compared to a net loss of $20.6 million in the same period of 2025.  The following explains the major reasons for the decrease in the net loss in the first quarter of 2026.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended March 31, 2026 were $13.3 million, compared to $9.5 million for the same period in 2025. The increase of $3.8 million is primarily due to an higher share-based compensation expense of $3.6 million due to the amortization of the fair value of RSUs granted to the officers in the third quarter of 2025,  increase of $1.8 million in prefeasibility study costs related to  the expanded scope of the prefeasibility study refresh, partially offset by a decrease in mining, technological and process development of $1.6 million and a decrease of $1.0 million in environmental cost.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2026 were $20.7 million compared to $8.5 million for the same period in 2025. The increase of $12.2 million in G&A expenses was mainly due to the result of an increase in share-based compensation of $11.1 million due to the amortization of the fair value of RSUs granted to the directors and officers in the third quarter of 2025 and increase in payroll costs, partially offset by a decrease in legal costs in the first quarter of 2026.

Gain on Dilution of Investment

During the three months ended March 31, 2026, The Metals Royalty Company issued 1,000,000 common shares as compensation expenses and 3,134,481 common shares on the release of subscription receipts resulting in gross proceed of $15.7 million. The Company did not participate in the offering, which resulted in a decrease of its ownership interest from 27.2% to 25.15% (December 31, 2025: 27.2%). As the shares were issued at a price higher than The Metals Royalty Company’s book value per share, the Company recorded a dilution gain of $4.6 million.

Change in Fair Value of Warrants Liability

The fair value of the 9,500,000 Private Warrants liability at March 31, 2026 of $2.7 million, represents a decrease of $10.7 million in the first quarter of 2026, results from the decrease in the price of the Company’s shares and the price of our public warrants over this same period (-24% and -74% respectively). Refer to Note 12 in the Company’s first quarter of 2026 interim financial statements for further details on this non-operating, non-cash decrease.

Fees and Interest on Borrowings and Credit Facilities

There were no outstanding drawn amounts under the Company’s credit facilities during the three months ended March 31, 2026, and no interest expense was incurred compared to $0.1 million interest expense in the same period of 2025. Underutilization fees on these facilities were $0.7 million for the first quarter of 2026, remaining unchanged from the same period in 2025. The first quarter of 2025 also included interest of $0.2 million on the Company’s short term debt borrowings which were terminated in 2025.

Interest Income

The operating loss was offset by interest income of $1.1 million reflecting higher cash balances beginning in the second quarter of 2025.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, and the issuance of convertible debentures. As of March 31, 2026, we had cash on hand of $119.7 million, including $9 million of tax withholdings remitted to authorities in early April 2026.

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

On September 16, 2022, we filed a registration statement on Form S-3 with the SEC, which the SEC declared effective on October 14, 2022, to sell up to $100 million of securities. In addition, on November 30, 2023, we filed an additional registration statement on Form S-3 with the SEC, which the SEC declared effective on December 8, 2023, to sell up to an additional $100 million of securities. As previously disclosed in 2025, remaining capacity on the two previously filed Form S-3s has been nearly extinguished following various equity and warrant transactions. We filed a new registration statement on Form S-3 on March 31, 2026, following the filing of our 2025 Annual Report. Securities that may be sold under the registration statements include common shares, preferred shares, debt securities, warrants and units. Any such offering, if it does occur, may happen in one or more transactions. Specific terms of any securities to be sold will be described in supplemental filings with the SEC.

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

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the “2024 Lenders”), pursuant to which, we may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The 2024 Credit Facility also contains customary events of default. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024, to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026 with the 2024 Lenders having an option to extend the maturity date by up to two additional one year periods. As per the Third Amendment to the 2024 Credit Facility, the underutilization fees are to be paid quarterly in cash or shares at the 2024 Lenders election and the 2024 Lenders have an option to terminate the credit facility upon certain financing events. On March 25, 2026, the 2024 Lenders extended the maturity date of the 2024 Credit Facility by one year, expiring on June 30, 2027, subject to further extension to June 30, 2028 at the election of the 2024 Lenders.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended
	March 31,
(thousands)	2026	2025
Net cash used in operating activities	$(615)	$(9,347)
Net cash used in investing activities	$(35)	$(70)
Net cash provided by financing activities	$2,719	$8,293
Increase (decrease) in cash	$2,069	$(1,124)

Three Months ended March 31, 2026 compared to Three Months ended March 31, 2025

Cash flows used in Operating Activities

For the three months ended March 31, 2026, major operating activities included initial work on pre-feasibility studies update and work to advance our permit applications, resulting in net cash used in operating activities of $0.6 million. This consisted of $4.1 million on payroll costs, $1 million on various environmental work, $1.1 million on legal and consulting fees, $1.2 million on business development, communications and IT costs,  $0.8 million on prefeasibility studies and mining, technological and process development costs, $0.7 million on stakeholder engagement, $0.7 million on underutilization fees paid to the lenders of the 2024 Credit Facility and an additional $1 million for various expenses. The outflow was offset by receipt of interest income of $1.1 million and recovery of withholding taxes on awards that vested in the first quarter of 2026.

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

Cash flows used in Investing Activities

Net cash provided by investing activities for three months ended March 31, 2026 and 2025 represent the purchase of equipment and software development.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $2.7 million, which comprised of proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2025 was $8.3 million, which comprised of proceeds received from the Registered Direct Offering announced in November 2024 of $5 million (less fees of $0.5 million), proceeds from shares issued from our ATM of $5.6 million and the repayment of short-term debt of $1.8 million.

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

The revised Sponsorship Agreement will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party or upon the assignment of NORI’s rights and the transfer of sponsorship to another sponsoring State. Under the agreement, NORI will pay Nauru a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, subject to annual inflation adjustment. In addition, NORI will pay an annual administration fee, initially set at $500,000, which may increase by 5% annually, to support Nauru’s administration of its sponsorship and regulatory oversight. The agreement also provides for potential continuity payments to Nauru if a subsidiary other than NORI develops nodules in the NORI Contract Area under the U.S. regulatory regime with the applicable payment amounts and schedule to be determined in accordance with the terms of the agreement. During any period in which such continuity payments are made, NORI has agreed to maintain an office in Nauru and make annual investments in local presence, community initiatives and training and capacity-building programs for Nauruan nationals. In connection with the Sponsorship Agreement, Nauru holds warrants to purchase 9,146,268 of our common shares at an exercise price of $4.72. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Nauru, under which we guarantee certain financial obligations of NORI under Nauruan law and the Sponsorship Agreement and provides limited indemnification.

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

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

Under the 2024 Credit Facility wit ERAS Capital LLC and Gerard Barron we may borrow up to $44 million in the aggregate ($22 million from each of the 2024 Lenders). On March 25, 2026 the 2024 Lenders extended the Maturity Date by one year for any borrowings under the 2024 Credit Facility, expiring on June 30, 2027. See above for a further description of the 2024 Credit Facility. As of March 31, 2026, we had no borrowing under the 2024 Credit Facility and are only incurring the underutilization fee.

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

Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.

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

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash need of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at March 31, 2026.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company adopted its Incentive-Based Compensation Recovery Policy (the “Clawback Policy”) in accordance with SEC Rule 10D-1 and Nasdaq listing standards. The Clawback Policy was in effect during the first quarter of 2026 reporting period and provides for the mandatory recoupment of erroneously awarded incentive-based compensation from current and former executive officers in the event of an accounting restatement. No recoupment was triggered or required during the three months ended March 31, 2026. The Company maintains a Cybersecurity Risk Management framework that is integrated into its overall enterprise risk management program. The framework is designed to identify, assess, and manage material risks from cybersecurity threats that could affect the Company’s business, operations, and financial reporting. During the three months ended March 31, 2026, there were no cybersecurity incidents that materially affected, or were reasonably likely to materially affect, the Company’s operations or financial reporting.

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

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The notice of civil claim alleges various causes of action, including tortious intimidation, breach of contract, breach of confidence and breach of the duty of honest performance, arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to the United States National Oceanic and Atmospheric Administration. The plaintiffs seek damages and other relief, including a declaration and constructive trust in respect of any exploration licenses awarded to TMC USA. On March 3, 2026, we filed a response to civil claim denying the material allegations in the notice of civil claim. On the same date, we filed a counterclaim against Robert Heydon, American Metal Inc. and American Metal Resources LLC alleging, among other things, breach of contract, breach of confidence, breach of fiduciary duty, inducement of breach of contract and related claims arising from the alleged misuse of the Company’s confidential information in connection with competing license applications. On April 10, 2026 the plaintiffs filed their response to the counterclaim. The litigation is in its early stages and no trial date has been set. We intend to vigorously defend against the claims and pursue our counterclaim. At this time, we are unable to estimate the potential loss, if any, associated with this matter.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K. There have been no material changes from or additions to the risk factors disclosed in those reports. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Issuance of Common Shares to Allseas

On May 11, 2026, the Company entered into the Contract for Development Work and Commercial Production (the “Agreement”) with Allseas Deepsea Marine Contractors, a subsidiary of Allseas Group S.A. (“Allseas”).

Pursuant to the Agreement, the Company will issue to Allseas Group S.A. 7,377,835 common shares (the “Shares”) in settlement of the March 31, 2026 amount owing of $32.1 million for development work previously performed by Allseas Group S.A. and its affiliates in connection with the nodule collection system and an additional $2.3 million of initial costs as negotiated. A final share settlement of additional costs up to the date of this agreement is to be completed in accordance with the terms of the Agreement. The final Share Settlement Amount and corresponding number of Shares are subject to determination in accordance with the terms of the Agreement and have not been finally determined as of the date of this Quarterly Report. As prescribed in the Agreement, the settlement in shares is calculated using a VWAP over the 20 days preceding the effective date as stipulated in the Agreement, less a discount of 10%. Pursuant to the Agreement, Incurred Costs up to the signing of this agreement, not yet invoiced by Allseas, will be payable in any event, which the Company expects to settle in cash through production revenues, in accordance with the terms of the Agreement.

The Shares will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Allseas Group S.A. is a sophisticated investor and the Company’s largest strategic shareholder. The Shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1†	Notice of Articles of TMC the metals company Inc.		Form 10-K (Exhibit 3.1)	March 31, 2026	001-39281
3.2	Articles of TMC the metals company Inc.		Form 8-K (Exhibit 3.3)	January 2, 2026	001-39281
10.1†	Contract For Development Work and Commercial Production, dated May 11, 2026, with Allseas Deepsea Marine Contractors	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: May 14, 2026	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: May 14, 2026	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer