Form 10-Q
period 2026-06-30
TMC the metals Co Inc.
filed 2026-08-13
CIK 1798562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, the registrant had 441,135,482 common shares outstanding.

TMC THE METALS COMPANY INC.

FORM 10-Q

For the quarterly period ended June 30, 2026

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or performance, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. The forward-looking statements are based on projections prepared by, and are the responsibility of, our management. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
●	our and our partners’ development and operational plans, including with respect to the planned uses of polymetallic nodules, where and how nodules will be obtained and processed, the expected environmental, social and other impacts thereof and our plans to assess these impacts and the timing and scope of these plans, including our commercialization plans;
●	the supply and demand for nickel, cobalt, copper, manganese ores and their end uses;
●	the future prices of nickel, cobalt, copper and manganese ores;
●	the risks associated with the certification and Environmental Impact Statement (“EIS”) review stages of our consolidated application for an exploration license and commercial recovery permit filed with the National Oceanic and Atmospheric Administration (“NOAA”) under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), including the risk that interagency consultations during the certification phase, preparation and review of the EIS, or the public comment period may result in conditions, delays, or denial of the requested licenses and permit, and the risk that the final issuance of such licenses and permit remains subject to NOAA’s determination following completion of these remaining review stages;
●	the timing and expectations with respect to the extension of our TOML exploration contract with the International Seabed Authority (“ISA”) and the receipt of exploitation contracts from the ISA;
●	the outcome and timing of the ISA’s inquiry into the possible non-compliance of our subsidiaries with their exploration contracts and of the related proceedings before the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea;
●	international and national regulation of mineral extraction from the deep seafloor in the high seas and changes in mining laws and regulations;
●	technical, operational, environmental, social and other risks of developing and deploying equipment to collect and ship polymetallic nodules at sea, and to process such nodules on land;
●	the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;

●	cash flow provided by operating activities;
●	the expected activities of our partners under our key strategic relationships;
●	the sufficiency of our cash on hand to meet our working capital and capital expenditure requirements, the need for additional financing and our ability to continue as a going concern;
●	our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
●	any litigation to which we are a party;
●	claims and limitations on insurance coverage;
●	geological, metallurgical and geotechnical studies and opinions;
●	mineral reserve and resource estimates, and our ability to define and declare further mineral reserve estimates;
●	our status as a passive foreign investment company; and
●	our expected financial performance.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (“2025 Annual Report on Form 10-K”) and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 as filed with the SEC on May 14, 2026, as supplemented by Item 1A of Part II of this Quarterly Report on Form 10-Q. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In particular, forward-looking statements regarding the timing and outcome of the NOAA regulatory review process are subject to material risks, including: (i) the risk that the certification stage (which involves interagency consultation with the Department of State, the Department of War and the Environmental Protection Agency, among others) may result in conditions, delays or an adverse determination; (ii) the risk that the preparation of an Environmental Impact Statement and the associated public comment period may give rise to objections or conditions that affect the scope or terms of any permit ultimately issued; and (iii) the risk that NOAA may determine not to issue the requested exploration license and/or commercial recovery permit following the completion of the environmental review. The determination that TMC USA’s consolidated application is in full compliance with applicable requirements under DSHMRA is a procedural milestone and does not constitute, and should not be construed as, an approval or grant of the requested licenses or commercial recovery permit. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TMC the metals company Inc.

Condensed Consolidated Balance Sheets

(in thousands of US Dollars, except share amounts)

(Unaudited)

		As at	As at
		June 30,	December 31,
ASSETS	Note	2026	2025
Current
Cash		$98,655	$117,633
Receivables and prepayments		2,752	3,049
		101,407	120,682
Non-current
Exploration assets		42,951	42,951
Equipment		441	519
Software development costs		2,267	2,125
Right-of-use asset	6	953	1,907
Investments	7	32,842	13,447
		79,454	60,949

TOTAL ASSETS		$180,861	$181,631

LIABILITIES
Current
Accounts payable and accrued liabilities	11	$52,096	$46,048
Warrant liability	12	527	13,351
		52,623	59,399
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	8	145,000	145,000
		155,675	155,675

TOTAL LIABILITIES		$208,298	$215,074

EQUITY
Common shares (unlimited shares, no par value – issued: 433,726,201 (December 31, 2025–422,966,333))		707,361	681,343
Additional paid in capital		298,406	237,696
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(1,032,001)	(951,279)
TOTAL EQUITY		(27,437)	(33,443)

TOTAL LIABILITIES AND EQUITY		$180,861	$181,631

Nature of Operations (Note 1)

Contingent Liabilities (Note 17)

Subsequent Events (Note 19)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of US Dollars, except share and per share amounts)

(Unaudited)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2026	2025	2026	2025
Operating expenses
Exploration and evaluation expenses	9	$56,088	$10,496	$69,345	$20,011
General and administrative expenses	10	15,629	11,479	36,354	19,979
Operating loss		71,717	21,975	105,699	39,990

Other items
Charge on Allseas settlement	6	7,868	—	7,868	—
Nauru warrant cost		—	33,079	—	33,079
Equity-accounted investment loss (income)	7	1,525	(89)	4,523	(54)
Gain on dilution of investment	7	(18,469)	—	(23,071)	—
Change in fair value of warrant liability	12	(2,162)	16,229	(12,824)	16,670
Foreign exchange loss (gain)		(146)	2,461	(836)	3,556
Interest income		(1,040)	(147)	(2,176)	(166)
Fees and interest on borrowings and credit facilities	16	714	833	1,379	1,854

Loss and comprehensive loss for the period, before tax		$60,007	$74,341	$80,562	$94,929

Income tax expense		116	—	160	—

Net loss and comprehensive loss for the period, after tax		$60,123	$74,341	$80,722	$94,929

Net loss per share
- Basic and diluted		$0.14	$0.20	$0.19	$0.27

Weighted average number of common shares outstanding – basic and diluted		433,243,064	366,626,500	429,656,793	356,045,231

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2026	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2026	433,188,187	$705,287	$—	$—	$240,446	$(1,203)	$(971,878)	$(27,348)
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	512,823	1,992	—	—	(1,992)	—	—	—
Share purchase under Employee Share Purchase Plan (Note 13)	25,191	82	—	—	(26)	—	—	56
Allseas obligation settled with equity (Note 6)	—	—	—	—	43,176	—	—	43,176
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	16,802	—	—	16,802
Loss for the period	—	—	—	—	—	—	(60,123)	(60,123)
June 30, 2026	433,726,201	$707,361	$—	$—	$298,406	$(1,203)	$(1,032,001)	$(27,437)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Three months ended June 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
April 1, 2025	356,617,022	$495,804	$—	$—	$140,656	$(1,203)	$(652,023)	$(16,766)
Issuance of shares and warrants to Korea Zinc, net of expenses	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses	9,000,000	17,640	—	—	12,087	—	—	29,727
Shares issued from ATM	4,567,770	9,222	—	—	—	—	—	9,222
Exercise of Class A warrants	250,000	724	—	—	3,053	—	—	3,777
Exercise of Class B warrants	4,833,096	6,451	—	—	(3,801)	—	—	2,650
Conversion of restricted share units, net of shares withheld for taxes	1,539,397	3,254	—	—	(3,254)	—	—	—
Exercise of stock options	712,124	1,453	—	—	(991)	—	—	462
Share purchase under Employee Share Purchase Plan	12,533	12	—	—	(2)	—	—	10
Nauru Warrant Cost	—	—	—	—	33,079	—	—	33,079
Share-based compensation and expenses settled with equity	—	—	—	—	8,922	—	—	8,922
Loss for the period	—	—	—	—	—	—	(74,341)	(74,341)
June 30, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Changes in Equity

(in thousands of US Dollars, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2026	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2026	422,966,333	$681,343	$—	$—	$237,696	$(1,203)	$(951,279)	$(33,443)
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	8,689,551	15,688	—	—	(15,688)	—	—	—
Exercise of stock options (Note 13)	2,045,126	10,248	—	—	(7,529)	—	—	2,719
Share purchase under Employee Share Purchase Plan (Note 13)	25,191	82	—	—	(26)	—	—	56
Allseas obligation settled with equity (Note 6)	—	—	—	—	43,176	—	—	43,176
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	40,777	—	—	40,777
Loss for the period	—	—	—	—	—	—	(80,722)	(80,722)
June 30, 2026	433,726,201	$707,361	$—	$—	$298,406	$(1,203)	$(1,032,001)	$(27,437)

						Accumulated
					Additional	Other
	Common Shares		Preferred	Special	Paid in	Comprehensive
Six months ended June 30, 2025	Shares	Amount	Shares	Shares	Capital	Loss	Deficit	Total
January 1, 2025	340,708,460	$477,217	$—	$—	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants to Korea Zinc, net of expenses	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses	9,000,000	17,640	—	—	12,087	—	—	29,727
Issuance of shares and warrants under 2024 Registered Direct Offering, net of expenses	5,000,000	2,237	—	—	2,763	—	—	5,000
Shares issued from ATM	7,542,996	14,784	—	—	—	—	—	14,784
Exercise of Class A warrants	250,000	724	—	—	3,053	—	—	3,777
Exercise of Class B warrants	4,833,096	6,451	—	—	(3,801)	—	—	2,650
Conversion of restricted share units, net of shares withheld for taxes	9,472,733	14,042	—	—	(14,042)	—	—	—
Exercise of stock options	712,124	1,453	—	—	(991)	—	—	462
Share purchase under Employee Share Purchase Plan	12,533	12	—	—	(2)	—	—	10
Nauru Warrant Cost	—	—	—	—	33,079	—	—	33,079
Share-based compensation and expenses settled with equity	—	—	—	—	19,300	—	—	19,300
Loss for the period	—	—	—	—	—	—	(94,929)	(94,929)
June 30, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands of US Dollars)

(Unaudited)

		Six months ended	Six months ended
		June 30,	June 30,
	Note	2026	2025
Cash used in operating activities
Loss for the period		$(80,722)	$(94,929)
Items not affecting cash:
Nauru warrant cost		—	33,079
Amortization		78	116
Accrued interest on credit facilities		—	128
Lease expense	6	954	954
Allseas obligation settled with equity	6	35,308	—
Charge on Allseas settlement	6	7,868	—
Share-based compensation and expenses settled with equity	13	40,777	19,300
Equity-accounted investment (income) loss	7	4,523	(54)
Gain on dilution of investment	7	(23,071)	—
Change in fair value of warrants liability	12	(12,824)	16,670
Unrealized foreign exchange movement		(890)	4,687
Interest paid on amounts drawn from credit facilities and short-term debt		—	(693)
Changes in working capital:
Receivables and prepayments		296	332
Accounts payable and accrued liabilities		6,988	401
Net cash used in operating activities		(20,715)	(20,009)

Investing activities

Investment in investee	7	(1,000)	—
Acquisition of equipment and software		(68)	(120)
Proceeds from investee distribution	7	152	346
Net cash (used in) generated from investing activities		(916)	226

Financing activities
Proceeds from Korea Zinc Private Placement		—	85,165
Proceeds from Registered Direct Offerings		—	35,010
Expenses paid for Registered Direct Offerings		—	(492)
Proceeds from shares issued from ATM		—	14,784
Proceeds from exercise of Class A warrants		—	3,777
Proceeds from exercise of Class B warrants		—	2,650
Repayment of drawn amount on credit facilities		—	(1,797)
Repayment of Allseas Working Capital Loan		—	(7,500)
Proceeds from exercise of stock options	13	2,719	462
Proceeds from Employee Share Purchase Plan	13	56	10
Net cash provided by financing activities		2,775	132,069

(Decrease) increase in cash		$(18,856)	112,286
Impact of exchange rate changes on cash		(122)	(7)
Cash - beginning of period		117,633	3,480
Cash - end of period		$98,655	115,759

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

1.Nature of Operations

TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019. On September 9, 2021, the Company completed its business combination with DeepGreen Metals Inc. (“DeepGreen”), a Canadian-registered company founded in 2011, after which DeepGreen became a wholly - owned subsidiary and the combined company began operating as TMC the metals company Inc. and continued as a corporation under the laws of the province of British Columbia, Canada on September 9, 2021. Effective January 1, 2026, the Company amalgamated with its wholly-owned subsidiary DeepGreen Metals ULC, continuing as one company under the name “TMC the metals company Inc.” The Company’s corporate office, registered address and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares and warrants to purchase common shares are listed for trading on the Nasdaq Global Select Market (“Nasdaq”) under tickers “TMC” and “TMCWW”, respectively.

The Company is a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (“CCZ”), with exploration contracts located approximately 1,500 miles (or 2,400 kilometers) southwest of San Diego, California. These nodules contain high grades of four metals (nickel, copper, cobalt, manganese) and rare earth elements (“REEs”) which will be transformed into nickel, cobalt and copper-bearing intermediate and individual high - purity refined metal products, as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, the Company will explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (“pCAM”), as well as extracting REEs contained in nodules.

On April 28, 2025, the Company’s wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), formally submitted applications for two exploration licenses and one commercial recovery permit to the National Oceanic and Atmospheric Administration (“NOAA”) pursuant to the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”). The submitted exploration license applications are to secure exploration rights over two areas in the CCZ, namely TMC USA-A and TMC USA-B, covering a total area of 187,017 km2. The submitted commercial recovery permit application is to secure commercial recovery rights for a subset of the TMC USA-A area covering over 25,160 square kilometers. The commercial recovery application is the first submission under DSHMRA for commercial recovery of polymetallic nodules. On January 22, 2026, TMC USA formally submitted a consolidated application to NOAA for an exploration license and a commercial recovery permit for polymetallic nodules in TMC USA-A under NOAA’s new consolidated application and review process. The consolidated application covers approximately 65,000 km2 exploration and commercial recovery area in the CCZ, compared to a commercial recovery area of 25,160 km2 in TMC USA’s initial commercial recovery permit application filed in April 2025.

The application review process under DSHMRA involves three stages: (i) a determination that the application is in compliance with applicable requirements; (ii) a certification of the applicant and the proposed program, including an interagency consultation process; and (iii) an environmental review, including preparation of an Environmental Impact Statement (EIS) and a public comment period, following which NOAA will determine whether to issue the requested licenses and permit and, if so, the applicable terms and conditions. On May 28, 2026, NOAA certified TMC USA-B exploration license application and it is now in the environmental review stage. The consolidated application received substantial compliance on March 6, 2026 and full compliance on April 28, 2026, representing another step along the path of regulatory milestones.

Two of the Company’s wholly-owned subsidiaries, Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”) continue to hold and comply with the terms of their exploration contracts granted by the International Seabed Authority (“ISA”).

On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s exploration contract to July 21, 2031, and TOML has applied for a five-year extension of its contract, which is due to expire on January 11, 2027. The ISA has an ongoing inquiry into the possible non-compliance of NORI and TOML with their respective exploration contracts, which NORI and TOML dispute and which is the subject of proceedings before the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea (Note 17).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The realization of the Company’s assets and attainment of profitable operations are dependent upon many factors including, among other things: financing being arranged by the Company to continue the scaling of the nodule collection system for the recovery of polymetallic nodules from the seafloor and the processing technology for the treatment of polymetallic nodules at commercial scale, the continued establishment of mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and regulatory approvals and permitting for commercial operations. The outcome of these matters cannot presently be determined because they are contingent on future events and may not be fully under the Company’s control.

2.Basis of Presentation

These unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial statements. Accordingly, certain information and footnote disclosures required by U.S. GAAP have been condensed or omitted in these unaudited interim condensed consolidated financial statements pursuant to such rules and regulations. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position, operating results for the periods presented, comprehensive loss, shareholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or for any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2025. The Company has applied the same accounting policies as in the prior year.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026, and 2025.

As at June 30, 2026 and December 31, 2025, the carrying values of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The financial instruments also include royalty liability and warrants which are recorded at fair value as disclosed in Note 8 and Note 12, respectively.

5.Recent Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for annual reporting periods after December 15, 2026, and subsequent interim periods; however, early adoption is permitted. The amendments in this update should be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to software development project stages and clarifies the threshold for capitalization of internal-use software costs. The standard is effective for the Company for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

6.	Strategic Alliance with Allseas and Affiliates

On May 11, 2026, the Company and Allseas Deepsea Marine Contractors (“Allseas Deepsea”), a wholly owned subsidiary of Allseas Group S.A. (“Allseas”), entered into an agreement (“Agreement”) to complete the development and operate the commercial nodule collection system (“Hidden Gem system”) in connection with the Company’s planned offshore polymetallic nodule operations. The Agreement supersedes the non-binding term sheet entered between NORI and Allseas on March 16, 2022.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

As per the Agreement, 50% of engineering costs, project management costs and vessel use services costs including lay-up costs incurred by Allseas prior to March 30, 2026 and 50% of additional negotiated costs, are to be settled through the issuance of the Company’s common shares with the remaining 50% to be settled through a production-based repayment mechanism (“Deferred Amounts”). The Company accounted for the share-settled portion as a forward contract with the number of shares determined using a share price equal to a 10% discount to the 20-trading-day volume-weighted average price (“VWAP”) ending on March 30, 2026, in accordance with the Agreement. Upon execution of the Agreement, the Company remeasured the share-settled obligation based on the contractual pricing mechanism, resulting in a $7.9 million charge representing the difference between the carrying amount of the obligation and the remeasured share-settled obligation, which was recorded as Charge on Allseas settlement in the Condensed Consolidated Statement of Loss and Comprehensive Loss. On July 2, 2026, the Company issued 7,305,567 common shares to Allseas Group S.A., at the direction of Allseas Deepsea Marine Contractors as the counterparty under the Agreement, in settlement of the equity-settled obligation. During the second quarter of 2026, the Company recognized the Deferred Amounts of $36.1 million as a liability, with the corresponding expense recorded within mining, technology and process development in exploration and evaluation expenses (Note 9). The Deferred Amounts are repayable regardless of whether commercial production commences and would become payable upon expiration or termination of the Agreement.

Under the Agreement, Allseas Deepsea will provide engineering, project management, procurement, construction, vessel modification, system integration, testing, commissioning, mobilization and operational services related to the Hidden Gem system, production vessel and related collection and support systems prior to the commencement of commercial production (“Development Activities”). Allseas Deepsea will also provide operating, maintenance, marine transportation and related services following the commencement of commercial production. The Company is required to reimburse Allseas Deepsea for eligible costs incurred for Development Activities and according to approved work plans and budgets, with a portion of such costs payable as incurred and the remainder deferred and payable based on future commercial production volumes.

The Agreement has an initial term ending five years following the commencement of commercial production. Thereafter, the parties will negotiate successive extension terms; if revised commercial terms have not been agreed by the expiration of the then current term, commercial production continues under the existing contractual terms until revised terms are agreed or the Agreement is otherwise terminated in accordance with its provisions. The commencement of commercial production is subject to, among other matters, receipt of a commercial recovery permit from NOAA, completion and acceptance of the commercial nodule collection system and approval of the applicable commercial production work plan and budget.

During the second quarter of 2026, under the Agreement, Allseas Deepsea provided the Company with engineering, project management and vessel use services consisting of lay-up and transit costs totaling $4.7 million as part of the development of the commercial nodule collection system. These costs were recorded as mining, technological and process development within exploration and evaluation expenses (Note 9) (three months ended June 30, 2025: $0.9 million).

Exclusive Vessel Use Agreement with Allseas

On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas pursuant to which Allseas granted exclusive use of the vessel (“Hidden Gem”) to the Company in support of the development of the Project Zero Offshore Nodule Collection System until the system is completed or December 31, 2026, whichever is earlier. Allseas can terminate the agreement if the Company ceases normal operations, assigns assets to creditors, initiates bankruptcy proceedings, or faces unresolved bankruptcy-related actions.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

For the three and six months ended June 30, 2026, the Company has recognized $0.5 million and $1 million, respectively as lease expense recorded as exploration and evaluation expense (for the three and six months ended June 30, 2025: $0.5 million and $1 million respectively).

Right-of-use Asset
Balance as at December 31, 2024	$3,814
Lease expense during the year	(1,907)
Balance as at December 31, 2025	$1,907
Lease expense during the period	(954)
Balance as at June 30, 2026	$953

2023 Credit Facility and Loan Agreements with Company Related to Allseas

On March 22, 2023, the Company entered into an Unsecured Credit Facility Agreement, which was amended on July 31, 2023 (“2023 Credit Facility”), with Argentum Cedit Virtuti GCV (the “Lender”), the parent of Allseas Investments S.A. (“Allseas Investments”) and an affiliate of Allseas, pursuant to which, the Company could borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. On March 24, 2025, the Company entered into a Letter Agreement with the Lender, pursuant to which the undrawn, unsecured credit facility was cancelled with the only remaining obligation being $2 million in underutilization fees, recorded as accrued liabilities in the Company’s Condensed Balance Sheet as at June 30, 2026.

Other

As at June 30, 2026, the total amount payable to Allseas and its affiliates was $83.7 million, with $40.5 million recorded in accrued liabilities and $43.2 million recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets (Note 11) which was settled with an issuance of common shares on July 2, 2026 (December 31, 2025: $34.2 million recorded as accrued liabilities). As at June 30, 2026, Allseas and its affiliates owned 56.1 million TMC common shares (2025: 56.1 million TMC common shares) which constituted 12.9% (December 31, 2025: 13.3%) of total common shares outstanding. Including the shares issued on July 2, 2026, Allseas and its affiliates own 63.4 million TMC common shares, constituting 14.4% ownership of total common shares outstanding.

7.Investments

The table below summarizes the changes in the Company’s investments during the period:

	The Metals Royalty	1554997 B.C.
	Company	Ltd.
Investment as at December 31, 2024	$8,203	—
Spin-out transaction	(3,739)	3,739
Return of capital	(346)	(346)
Dilution gain	5,649	—
Equity-accounted investment gain for the year ended 2025	287	—
Investment as at December 31, 2025	$10,054	3,393
Purchase of additional investment	1,000	—
Equity-accounted investment loss the period	(4,276)	(248)
Dilution gain	23,071	—
Return of capital	—	(152)
Investment as at June 30, 2026	29,849	2,993

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Investment in The Metals Royalty Company

On February 21, 2023 (the “Closing Date”), the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement (the “Royalty Agreement”) with The Metals Royalty Company Inc. (“The Metals Royalty Company” or “TMCR”) formerly known as Low Carbon Royalties. In connection with the Royalty Agreement, NORI contributed a 2% gross overriding royalty (the “NORI Royalty”) (Note 8) on the Company’s NORI project area in the CCZ to The Metals Royalty Company. As per the agreement, 5 million contingent value rights (“CVR”) were issued to NORI. The CVR would convert into 5 million additional shares of The Metals Royalty Company all of which would be issued to NORI, in the event the Exploitation License is found, in a final decision, to be invalid by the Colombian National Agency of Hydrocarbons. The CVR has expired as The Metals Royalty Company Inc. began public trading on Nasdaq in the second quarter of 2026.

On May 6, 2026, The Metals Royalty Company entered into a royalty purchase agreement to acquire a 1% index-priced gross overriding production royalty, with a revenue floor, over an iron ore project located in Nashwauk, Minnesota, together with an option to acquire an additional 1% royalty on substantially the same terms. The aggregate purchase price for each royalty acquisition is $132.5 million, comprising $125.0 million in cash and $7.5 million in common shares. The initial royalty acquisition closed on June 1, 2026, with the cash consideration funded through a combination of a private placement, borrowings under a senior secured credit facility and a portion of the previously paid transaction deposit. On May 29, 2026, The Metals Royalty Company exercised its option to acquire an additional 1.0% royalty. As of June 30, 2026, the additional royalty acquisition had not yet closed.

During the three and six months ended June 30, 2026, The Metals Royalty Company issued 6,983,616 common and 11,118,097 common shares in relation to a finance offering (the “Offering”), compensation expenses and royalty purchase. The Company participated in the Offering and acquired 76,923 shares of TMCR for $1 million. As the shares were issued by TMCR at a price higher than the carrying amount per share of the Company’s investment in TMCR, the Company recorded a dilution gain of $18.5 million in the second quarter of 2026 (dilution gain of $23.1 million for the six months ended June 30, 2026). As a result of the various share issuances by TMCR in the first half of 2026, the Company’s ownership interest in TMCR reduced from 27.2% to 22.4%. (December 31, 2025: 27.2%). By virtue of its ownership interest, the Company has representation on the board of directors of TMCR, providing the Company with the ability to exercise significant influence over TMCR’s operating and financial activities. Accordingly, the Company’s investment in The Metals Royalty Company is accounted for under the equity method in accordance with ASC 323 (Investments).

For the three and six months ended June 30, 2026, the Company’s share of the net loss generated by The Metals Royalty Company was $1.6 million and $4.3 million, respectively (for the three and six months ended June 30, 2025, the Company’s share of The Metals Royalty Company’s net loss was: $89 thousand and $54 thousand).

As at June 30, 2026, The Metals Royalty Company had 872,250 stock options and 4,569,000 restricted share units outstanding, the settlement of which may significantly affect the Company’s ownership and its share of future reported earnings or losses.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Financial results of The Metals Royalty Company as at and for the three and six months ended June 30, 2026, and 2025 are summarized below:

	As at June 30,	As at December 31,
	2026	2025
Current assets	$12,899	$18,853
Non-current assets	157,416	14,095
Current liabilities	7,723	1,763
Long term debt	41,737	—

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses from continuing operations	$5,814	$72	$16,438	$187
Net loss from continuing operations	6,336	61	16,406	159
Net income from discontinued operations	—	(338)	—	(326)

Investment in 1554997 B.C. Ltd

In the fourth quarter of 2025, The Metals Royalty Company transferred its oil and gas royalty assets to 1554997 B.C. Ltd. in exchange for shares of 1554997 B.C. Ltd (“Spin-Out transaction”). The Company holds 27.2% ownership interest (December 31, 2025: 27.2%) and has representation on the board of directors of 1554997 B.C. Ltd., providing the Company with the ability to exercise significant influence over 1554997 B.C. Ltd.’s operating and financial activities. Accordingly, the investment is accounted under the equity method in accordance with ASC 323 (Investments).

The Company records its share of the investee’s results on a one-quarter reporting lag. Accordingly, for the three and six months ended June 30, 2026, the Company recognized its share of the Investee’s results for the three and six months ended March 31, 2026 (from December 18, 2025, to March 31, 2026). Based on the reporting lag, the Company recognized equity method income of $32 thousand for the three months ended June 30, 2026, and equity method losses of $248 thousand for the six months ended June 30, 2026. In the three and six months ended June 30, 2026, 1554997 B.C. Ltd declared and remitted a return of capital of $0.011 per share amounting to $0.2 million.

Investee Results (3-month Lag Basis)

	As at	As at
	March 31, 2026	December 31, 2025
Current assets	$687	$380
Non-current assets	12,041	12,173
Current liabilities	17	44
Non-current liabilities	1,143	1,057

	Three months ended	Six months ended
	March 31, 2026	March 31, 2026
Royalty income	$356	$399
Operating income	197	224
Net income (loss)	117	(910)

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

8.Royalty Liability

The NORI Royalty (including Areas A to D) (Note 7) was recorded as a royalty liability in the consolidated Balance Sheet in accordance with ASC 470, Debt. The Company elected to account for the royalty liability at fair value through profit and loss. The fair value of Areas A to C was determined using a market approach which entails examining recent royalty transactions prior to the reporting date, focusing on those transactions that involve similar metals as contained in NORI’s polymetallic nodules. As at June 30, 2026, the Company compared the specific characteristics of these transactions and estimated the fair value for Areas A to C at $15 million, unchanged from March 31, 2026. The fair value of Area D was determined using an income approach following the Company’s completion and release of its PFS with respect to NORI Area D filed in August 2025 resulting with a fair value for Area D of $130 million as at June 30, 2026, unchanged from March 31, 2026. The discounted cash flow fair value reflects updated operational and economic assumptions, including the use of forward metal prices and a real discount rate, related to the NORI Area D project used in support of the PFS.

9.Exploration and Evaluation Expenses

The detail of exploration and evaluation expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Environmental studies	$470	$1,826	$740	$3,096
Exploration labor (1)	2,963	2,601	5,810	5,188
Share-based compensation (Note 13)	6,329	3,325	11,859	5,253
Mining, technological and process development (2)	42,772	1,553	44,084	4,503
Prefeasibility studies	2,535	462	4,413	503
Sponsorship, training and stakeholder engagement	780	606	1,979	1,239
Other	239	123	460	229
	$56,088	$10,496	$69,345	$20,011

(1)Reflects underlying project-related work performed by the Company’s personnel.

(2)

Three months ended June 30, 2026, includes a charge payable to Allseas of $32.8 million to record the Deferred Costs incurred before March 30, 2026 and $4.4 million of additional negotiated costs as part of the Agreement signed May 11, 2026 (Note 6).

10.General and Administrative Expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Professional and consulting fees (1)	$2,731	$5,023	$5,236	$7,073
Investor relations	659	467	1,041	687
Office and sundry	653	522	1,070	987
Salaries and wages (2)	1,688	1,443	3,451	2,806
Director fees	182	196	363	400
Share-based compensation (Note 13)	9,424	3,520	24,529	7,470
Transfer agent and filing fees	124	107	249	213
Travel and other expenses	168	201	415	343
	$15,629	$11,479	$36,354	$19,979
(1)	During three and six months ended June 30, 2026, professional and consulting fees include $0.4 million and $0.6 million respectively, of expenses settled with RSUs (Three months and six months ended June 30, 2025: $0.2 million and $0.6 million, respectively) (Note 13).
(2)	Reflects underlying corporate-related activities performed by the Company’s personnel.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities outstanding at June 30, 2026, and December 31, 2025 are as follows:

	June 30	December 31
	2026	2025
Accounts payable	$1,682	$2,277
Accrued liabilities (1) (2)	50,414	43,771
	$52,096	$46,048
(1)	The accrued liabilities balance for both periods include $0.7 million of underutilization fees payable to the related parties under 2024 Credit facility (Note 16).
(2)	As at June 30, 2026, accrued liabilities totaled $50.4 million (December 31, 2025: $43.8 million), of which $40.5 million relates to Allseas (Note 6) (December 31, 2025: $34.2 million).

12.Warrants

Public Warrants

As at June 30, 2026, 15,000,000 common share warrants issued by the Company as part of the units offered in its initial public offering (“Public Warrants”) were outstanding (December 31, 2025: 15,000,000). Public Warrants may only be exercised for a whole number of shares. The exercise price for the Public Warrants is $11.50 per common share. The Public Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

As at June 30, 2026, the value of outstanding Public Warrants of $19.5 million was recorded in additional paid in capital (December 31, 2025: $19.5 million).

Private Warrants

As at June 30, 2026, 9,500,000 Private Warrants were outstanding (December 31, 2025: 9,500,000). The exercise price for the Private Warrants is $11.50 per common share. The Private Warrants will expire on September 9, 2026 or earlier upon redemption or liquidation.

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

As at June 30, 2026, the fair value of outstanding Private Warrants of approximately $0.5 million is recorded as warrants liability. The following table presents the changes in the fair value of warrants liability:

Private
Warrants
Warrant liability as at December 31, 2025	$13,351
Decrease in fair value of warrants liability	(12,824)
Warrant liability as at June 30, 2026	$527

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

As at June 30, 2026, the fair value of the Private Warrants was estimated using the following assumptions:

	June 30,		December 31,
	2026		2025
Exercise price	$11.50		$11.50
Share price	$4.43		$6.17
Volatility	120.68%		124.72%
Term	0.19	years	0.69	years
Risk-free rate	3.74%		3.49%
Dividend yield	0.0%		0.0%

Class A Warrants

As at June 30, 2026, 4,317,500 Class A warrants issued as part of a registered direct offering in 2023 (“Class A Warrants”) were outstanding (December 31, 2025: 4,317,500). Each whole Class A Warrant entitles the holder to purchase one common share at an exercise price of $2.00 per share and will expire on December 31, 2027.

During the three and six months ended June 30, 2026, there were no exercises of Class A Warrants. As at June 30, 2026, the value of outstanding Class A Warrants of $3.6 million was recorded in additional paid in capital (December 31, 2025: $3.6 million).

Class B Warrants

As at June 30, 2026, 15,000 Class B warrants were outstanding (December 31, 2025: 15,000). Each whole Class B Warrant entitles the holder to purchase one common share at an exercise price of $2.00 per share and will expire on November 19, 2029.

During the three and six months ended June 30, 2026, there had been no exercises of Class B warrants. As at June 30, 2026, the value of outstanding Class B Warrants of $9 thousand was recorded in additional paid in capital (December 31, 2025: $9 thousand).

Class C Warrants

As at June 30, 2026, 10,003,333 Class C warrants were outstanding (December 31, 2025: 10,003,333). Each whole Class C Warrant entitles the holder to purchase one common share at an exercise price of $4.50 per share. The Class C warrants expire on May 12, 2028.

During the three and six months ended June 30, there had been no exercises of Class C warrants. As at June 30, the value of outstanding Class C Warrants of $10.2 million was recorded in additional paid in capital (December 31, 2025: $10.2 million).

Warrants issued to Korea Zinc

As at June 30, 2026, 6,868,181 warrants issued to Korea Zinc were outstanding (December 31, 2025: 6,868,181). The exercise price for the warrants is $7.00 per common share and the warrants expire on June 25, 2028.

During the three and six months ended June 30, 2026, there had been no exercises of the warrants issued to Korea Zinc and as at June 30, 2026, the value of outstanding warrants of $11.5 million was recorded in additional paid in capital (December 31, 2025: $11.5 million).

Warrants issued to Republic of Naoero, formerly known as Republic of Nauru (“Naoero” or “Nauru”)

As at June 30, 2026, 9,146,268 warrants issued to the Republic of Naoero (“Nauru Warrants”) were outstanding (December 31, 2025 – 9,146,268). The Nauru Warrants allow the purchase of common shares of the Company at an exercise price of $4.72 per share with an expiration date of May 30, 2030. The Nauru Warrants cannot be exercised through a cashless or net exercise.

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

During the three and six months ended June 30, 2026, there has been no exercises of the Nauru Warrants. As at June 30, 2026, the value of outstanding Nauru Warrants of $33.1 million was recorded in additional paid in capital (December 31, 2025: $33.1 million).

Warrants issued to the Kingdom of Tonga

As at June 30, 2026, 1,000,000 warrants issued to the Kingdom of Tonga (“Tonga Warrants”) were outstanding (December 31, 2025 – 1,000,000). The Tonga Warrants allow the purchase of common shares of the Company at an exercise price of $5.87 per share, with an expiration date of August 4, 2033. The Tonga Warrants cannot be exercised through a cashless or net exercise.

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

During the three and six months ended June 30, 2026, there were no exercises of the Tonga Warrants. As at June 30, 2026, the value of outstanding Tonga Warrants of $5 million was recorded in additional paid in capital (December 31, 2025: $5 million).

13.Share-Based Compensation

The Company’s 2021 Incentive Equity Plan (the “Incentive Plan”) provides an aggregate number of common shares reserved for future issuance under the Incentive Plan. As at June 30, 2026, there were a total of 21,941,580 common shares reserved for issuance under the Incentive Plan. These amounts include 16,918,653 shares added to the Incentive Plan in January 2026 pursuant to the Incentive Plan’s automatic annual increase provision, provided that 2,243,853 of the outstanding common shares shall only be available for awards made to non-employee directors of the Company. On the first day of each fiscal year from 2022 to 2031, the number of common shares that may be issued pursuant to the Incentive Plan is automatically increased by an amount equal to the lesser of 4% of the number of outstanding common shares or an amount determined by the Company’s Board of Directors.

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

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Stock options

A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of	Number of
	Short-Term	Long-Term	Number of
	Options	Options	Options
	Outstanding	Outstanding	Outstanding
	under 2018	under 2018	under
	Plan	Plan	Incentive Plan
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	7,750,000
Expired/ forfeited	(11,578)	—	(500,000)
Exercised	(4,051,304)	(695,242)	—
Outstanding – December 31, 2025	10,237,693	8,949,632	11,190,000
Exercised	(1,594,041)	(284,418)	(166,667)
Outstanding – June 30, 2026	8,643,652	8,665,214	11,023,333

During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.9 million, respectively of share-based compensation expense for stock options (three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.1 million, respectively, of share-based compensation expense for stock options). During the three and six months ended June 30, 2026, share-based compensation expense related to exploration and evaluation activities amounted to $25 thousand and $50 thousand respectively (three and six months ended June 30, 2025: $0.2 million). The amount of the share-based compensation expense recognized related to general and administrative matters for the three and six months ended June 30, 2026, was $0.4 million and $0.9 million, respectively (three and six months ended June 30, 2025: $0.5 million and $0.9 million, respectively). The Company has not granted any options under the 2018 Plan since September 9, 2021 (date of the Business Combination) and has fully recognized the fair value of the options issued under the 2018 Plan in the prior periods.

Restricted Share Units (“RSU”)

The Company may, from time to time, grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Plan. On each vesting date, RSU holders are issued common shares equivalent to the number of RSUs held provided the holder is providing service to the Company on such vesting date.

A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs
Outstanding
Outstanding – December 31, 2024	34,312,655
Granted	35,381,992
Forfeited	(1,076,371)
Exercised	(20,296,128)
Outstanding – December 31, 2025	48,322,148
Granted	6,624,143
Forfeited	(19,842)
Exercised	(8,689,551)
Outstanding – June 30, 2026	46,236,898

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

The details of RSUs granted by the Company during the three- and six-month periods in 2026 and 2025 are as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
Vesting Period	2026	2025	2026	2025
Vesting immediately (1)	159,941	462,042	703,861	3,081,627
Vesting fully within and on first anniversary of the grant date (2)	99,168	134,226	99,168	194,226
Vesting in thirds on each anniversary of the grant date (3)	5,821,114	—	5,821,114	8,818,935
Vesting in fourths on each anniversary of the grant date	—	—	—	176,302
Vesting three years from grant date	—	66,508	—	66,508
Vesting based on performance conditions	—	364,785	—	688,969
Total Units Granted	6,080,223	1,027,561	6,624,143	13,026,567
(1)	Of the 159,941 RSUs granted during the three months ended June 30, 2026, 64,568 RSUs were granted to consultants and employees with an aggregate fair value of $0.4 million recorded in general and administrative expenses. The 159,941 RSUs granted during the three months ended June 30, 2026, also consist of 95,373 RSUs with an aggregate fair value of $0.6 million issued to the non-employee directors in lieu of the cash portion of their director fees which commenced from the second quarter of 2025 until the end of March 2026. Of the 462,042 RSUs granted during the three months ended June 30, 2025, 310,530 RSUs were granted to consultants with an aggregate fair value of $0.8 million recorded in general and administrative expenses. The 462,042 RSUs granted during the three months ended June 30, 2025, also consist of 91,512 RSUs with an aggregate fair value of $398,075 issued to the non-employee directors in lieu of the cash portion of their director fees which commenced from the second quarter of 2024 until the end of March 2025. The remaining 60,000 grants were issued to employees.
(2)	During the three months ended June 30, 2026, an aggregate of 99,168 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2027 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.6 million. During the three months ended June 30, 2025, an aggregate of 134,226 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which vested at the Company’s 2026 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.6 million. In the first quarter of 2025, 60,000 RSUs vesting on July 1, 2025, were issued to a consultant, resulting in $0.1 million charged as general and administrative expenses.
(3)	The Company granted 5,750,193 RSUs, as payment for the 2025 LTIP awards (8,818,935 RSUs were granted as payment 2024 LTIP award during the first quarter of 2025). The Company also granted 70,921 RSUs as initial awards to employees in the second quarter of 2026.

The grant date fair value of all RSUs granted during the three and six months ended June 30, 2026, is equivalent to the closing share price of the Company’s common shares on the date of grant. During the three and six months ended June 30, 2026, a total of $15.3 million and $35.4 million, respectively was charged to the statement of loss and comprehensive loss as share-based compensation expense for RSUs (three and six months ended June 30, 2025: $6.2 million and $11.6 million, respectively). For the three and six months ended June 30, 2026, a total of $6.4 million and $11.9 million, respectively, was recognized as share-based compensation expense related to exploration and evaluation activities (three and six months ended June 30, 2025 - $3.2 million and $5.1 million, respectively). The amount of share-based compensation expense related to general and administrative matters for three and six months ended June 30, 2026 was $8.9 million and $23.5 million, respectively (three and six months ended June 30, 2025 - $3 million and $6.5 million, respectively). As at June 30, 2026, the total unrecognized share-based compensation expense for RSUs was $83.2 million (December 31, 2025: $91.5 million).

As at June 30, 2026, an aggregate of 3,400,229 vested RSUs were being processed and due to be converted into common shares (December 31, 2025: 81,198 units).

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

Employee Stock Purchase Plan

On May 31, 2022, TMC’s 2021 Employee Stock Purchase Plan (“ESPP”) was approved at the Company’s 2022 annual shareholders meeting. As at June 30, 2026, there were 18,221,054 common shares reserved for issuance under the ESPP. This included 4,229,663 shares added to the ESPP in January 2025 pursuant to the ESPP’s automatic annual increase provision. Under the ESPP, the number of shares reserved for issuance is subject to an annual increase provision which provides that on the first day of each of the Company’s fiscal years starting from 2022 to 2031, common shares equal to the lesser of (i) 1% of the common shares outstanding on the last day of the immediately preceding fiscal year, or (ii) such lesser number of shares as is determined by the board of directors will be added to the ESPP.

During the three and six months ended June 30, 2026, a total of $17 thousand and $30 thousand, respectively, was charged to the statement of loss and comprehensive loss as share-based compensation expense (three and six months ended June 30, 2025: $4 thousand), representing the share price purchase discount offered by the Company. For the three and six months ended June 30, 2026, a total of $9 thousand and $16 thousand, respectively, was recognized as share-based compensation expense related to exploration and evaluation activities (three and six months ended June 30, 2025: $4 thousand). The amount of share-based compensation expense related to general and administrative matters for three and six months ended June 30, 2026 was $8 thousand and $14 thousand, respectively (three and six months ended June 30, 2025: $nil).

During the three and six months ended June 30, 2026, the Company issued 25,191 common shares (during the three and six months ended June 30, 2025: 12,533 common shares) to its employees as part of its ESPP program.

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

Anti-dilutive equivalent common shares were as follows:

	Six months ended	Six months ended
	June 30,	June 30,
	2026	2025
Outstanding options to purchase common shares	28,332,199	27,923,325
Outstanding RSUs	46,236,898	37,072,442
Outstanding shares under ESPP	4,399	1,627
Outstanding warrants	55,850,282	60,113,552
Outstanding Special Shares and options to purchase Special Shares	136,004,597	136,011,413
Total anti-dilutive common equivalent shares	266,428,375	261,122,359

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

15.Financial Instruments

The following table presents the Company’s financial instruments, including those measured at fair value on a recurring basis and their classification within the fair value hierarchy.

	Fair Value	June 30,	December 31,
Categories of Financial Instruments	Hierarchy	2026	2025
Financial assets
Amortized cost
Cash	—	$98,655	$117,633
Commodity taxes and other receivables	—	638	664
		$99,293	$118,297
Financial liabilities
Amortized cost
Accounts payable and accrued liabilities (Note 11)	—	$52,096	$46,048
Fair value through profit or loss
Royalty liability (Note 8)	Level 3	145,000	145,000
Warrant liability (Note 12)	Level 3	527	13,351
		$197,623	$204,399

16.Related Party Transactions

On March 22, 2024, the Company entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors (collectively, the “2024 Lenders”), pursuant to which, the Company may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi - annually (or plus 5% if paid - in - kind at maturity, at our election) on the first business day of each of June and January. The Company will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The 2024 Credit Facility also contains customary events of default. On August 13, 2024, the Company entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, the Company entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024, to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, the Company entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026 with the 2024 Lenders having an option to extend the maturity date by up to two additional one-year periods. As per the Third Amendment to the 2024 Credit Facility, the underutilization fees are to be paid quarterly in cash or shares at the 2024 Lenders election and the 2024 Lenders have an option to terminate the credit facility upon certain financing events. On March 25, 2026, the 2024 Lenders extended the maturity date of the 2024 Credit Facility by one year, expiring on June 30, 2027, subject to further extension to June 30, 2028 at the election of the 2024 Lenders.

Under the terms of the 2024 Credit Facility, amounts repaid are not available for reborrowing and permanently reduce the borrowing capacity under the facility. During the third quarter of 2025, the Company repaid the entire outstanding balance of $2.4 million, reducing the borrowing limit from $22.0 million to $19.6 million. On March 26, 2026, the borrowing limit of the credit facility from ERAS Capital LLC was reset to $22 million.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

During the three and six months ended June 30, 2026, the Company did not repay or draw from the 2024 Credit Facility (during the three and six months ended June 30, 2025, the Company repaid $nil and $1.8 million respectively of the drawn amount and did not draw from the 2024 Credit Facility) and as at June 30, 2026, did not have any outstanding drawn amounts. During the three and six months ended June 30, 2026, the Company incurred $nil as interest expense, while for those same periods, it incurred $0.7 million and $1.3 million respectively, as underutilization fees (during the three and six months ended June 30, 2025, the Company incurred $0.1 million as interest expense, while for those same periods, it incurred $0.7 million and $1.2 million, respectively, as underutilization fees). The interest repaid during the three and six months ended June 30, 2026, was $nil (during the three and six months ended June 30, 2025, the Company repaid interest amounting to $0.1 and $0.2 million respectively). For three and six months ended June 30, 2026, the Company repaid underutilization fees amounting to $0.7 million and $1.3 million, respectively (during the three and six months ended June 30, 2025, the Company repaid underutilization fees amounting to $0.9 million).

During the three and six months ended June 30, 2026, the Company’s consulting fees amounting to $0.2 million and $0.5 million respectively, were provided by immediate family members of management, which are included in general and administrative expenses (during the three and six months ended June 30, 2025, consulting fees amounted to $0.1 million). As at June 30, 2026, consulting fees payable to immediate family members of management were $63 thousand (December 31, 2025: $57 thousand).

Apart from the above-mentioned transactions, the Company had transactions with Allseas and The Metals Royalty Company which are detailed in Notes 6 and 7.

17.Contingent Liabilities

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against the Company in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). The Company filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that the Company breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. The Company denies any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted the Company’s motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of the Subscription Agreement claim. The Company filed a notice of appeal regarding the Court’s denial of the Company’s motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase. Discovery closed following the plaintiffs’ filing of a note of issue on April 27, 2026. On June 26, 2026, the Company and the plaintiffs cross-moved for summary judgment, and that briefing is ongoing, with the parties’ opposition briefs due July 31, 2026 and reply briefs due August 25, 2026. There is no assurance that the Company will be successful in its defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim against TMC The Metals Company Inc. and The Metals Company USA LLC in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The complaint alleged, among other things, breach of contract, breach of confidence and related claims arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to NOAA. On March 3, 2026, the Company filed a response denying the material allegations and asserting a counterclaim against Robert Heydon and the plaintiffs alleging, among other things, breach of contract, breach of confidence and breach of fiduciary duty in connection with the alleged misuse of the Company’s confidential information. In June 2026, without any admission of liability by any party, the Company entered into a settlement deed with American Metal Inc., American Metal Resources LLC, Robert Heydon and certain of his affiliated parties resolving this action, pursuant to which the parties agreed to the consent dismissal, without costs to any party, of the civil claim and our counterclaim, together with mutual releases of related claims. This matter is now concluded.

TMC the metals company Inc.

Notes to Interim Condensed Consolidated Financial Statements

(in thousands of US Dollars, except share, per share amounts and unless otherwise stated)

(Unaudited)

On May 18, 2026, NORI and TOML each issued a Notice of Dispute to the International Seabed Authority (the “ISA”) concerning the ISA’s inquiries into their possible non-compliance with their Exploration Contracts, dated July 22, 2011 and January 11, 2012, respectively. By Applications filed with the Registry on June 5, 2026, NORI and TOML each instituted proceedings, together with a request for provisional measures, before the Seabed Disputes Chamber (the “Chamber”) of the International Tribunal for the Law of the Sea (“ITLOS”), captioned Nauru Ocean Resources Inc. v. International Seabed Authority, Case No. 34, and Tonga Offshore Mining Ltd. v. International Seabed Authority, Case No. 35. The Applications allege that the ISA failed to afford due process, transparency and fairness in its Council-mandated inquiries and, in NORI’s case, in the ISA’s separate consideration of NORI’s application to extend its Exploration Contract. Following a hearing on July 2–3, 2026, the Chamber issued parallel orders on July 18, 2026 prescribing provisional measures requiring the ISA to act in accordance with the relevant legal framework, including rules of due process, in the pending inquiries (and, for NORI, in the Exploration Contract extension procedure), to provide NORI and TOML the information they need to respond meaningfully, and to cooperate with NORI and TOML and refrain from aggravating the dispute. The Chamber did not order the suspension of the inquiries that NORI and TOML had requested, and each party bears its own costs of that phase. NORI, TOML and the ISA are each required to submit an initial compliance report to the Chamber by August 31, 2026. The orders do not prejudge the Chamber’s jurisdiction over the merits, which remain to be briefed and heard. The ISA requested an extension of the deadline to file its defense on the merits until March 30, 2027, which was granted by the Chamber. The relief sought by NORI and TOML is declaratory and injunctive rather than monetary, and no damages have been claimed or awarded in either proceeding. On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s Exploration Contract, effective July 22, 2026 and expiring July 21, 2031, without prejudice to any findings or recommendations arising from the inquiry. On July 10, 2026, TOML applied to the ISA for a five-year extension of its Exploration Contract, which is due to expire on January 11, 2027. The application is scheduled to be considered in February and March 2027, and TOML expects its Exploration Contract to continue in force in the interim under the ISA’s extension procedures. Neither NORI nor TOML had received the information contemplated by the orders as of the date of this Quarterly Report on Form 10-Q. No amounts have been recognized in these unaudited condensed consolidated interim financial statements in respect of these proceedings, and related legal costs are expensed as incurred.

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

	June 30,	December 31,
Equipment	2026	2025
Naoero	$441	$519
Total	$441	$519

	June 30,	December 31,
Software	2026	2025
Singapore	2,267	2,125
Total	$2,267	$2,125

19.Subsequent Events

On July 2, 2026, the Company issued 7,305,567 common shares to Allseas Group S.A. in settlement of the equity-settled portion of the amounts owing under the Agreement, as described in Note 6.

In July 2026, the Seabed Disputes Chamber prescribed provisional measures in the proceedings brought by NORI and TOML against the ISA, the Council of the ISA approved a five-year extension of NORI’s exploration contract and TOML applied for a five-year extension of its own. These matters are described in Note 17.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our interim condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, “TMC” and “the Company” are intended to mean the business and operations of TMC the metals company Inc. and its consolidated subsidiaries. The unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2026 and 2025, respectively, present the financial position and results of operations of TMC the metals company Inc. and its consolidated subsidiaries.

Overview

We are a deep seabed minerals developer focused on the collection, processing and refining of polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (“CCZ”). The CCZ is a geological submarine fracture zone of abyssal plains and other formations in the Eastern Pacific Ocean, with a length of around 7,240 kilometers (4,500 miles) that spans approximately 4,500,000 square kilometers (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached to the seafloor, occur in significant quantities in the CCZ and have high concentrations of nickel, copper, cobalt and manganese, alongside meaningful concentrations of rare earth elements (“REEs”) in a single rock.

Our mission is to build a carefully managed shared stock of metal (a “metal commons”) that can be used, recovered and reused for generations to come. We believe significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rapidly rising demand.

The four base metals and REEs contained in the polymetallic nodules are on the U.S. Department of Interior’s “2025 List of Critical Minerals”, with end-uses in strategic sectors including semiconductors and AI data centers, steel manufacturing, the defense and marine industrial base. Nickel was included on the list of 13 minerals selected by the U.S. Department of War in March 2026 for targeted procurement efforts through the Defense Industrial Base Consortium. Our resource definition work to date shows that nodules in our contract areas represent the world’s largest undeveloped resource of several of these critical metals. If we are able to collect polymetallic nodules from the seafloor on a commercial scale, we plan to use such nodules to initially produce nickel, cobalt and copper-bearing intermediate and high-purity refined metal products as well as a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore. Once in production, we may explore expanding into other product formats including silicomanganese alloy, battery-grade sulfates and precursor Cathode Active Materials (“pCAM”), as well as extracting REEs contained in nodules.

We are now in the development stage following the release of the results of a pre-feasibility study on one of our development areas in a report titled S-K 1300 Technical Report Summary - Prefeasibility Study for NORI Area D, dated August 4, 2025, prepared by AMC Consultants Pty Ltd. and other qualified persons (the “NORI-D PFS”), which declared the world’s first mineral reserves for a seafloor polymetallic nodule project demonstrating the project’s economic viability. On the same date, we also recently released an initial assessment of certain of our other resource areas in a report titled S-K 1300 Technical Report Summary—Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone, dated August 4, 2025, prepared by AMC Consultants Pty Lt. and other qualified persons (the “TOML and NORI IA” together with the NORI-D PFS, the “Technical Reports”). We have yet to obtain a commercial recovery permit or other related offshore and onshore permits from the regulators. Additionally, we do not yet hold the environmental or other permits required to construct and operate commercial-scale polymetallic nodule processing and refining facilities on land.

Two parallel regulatory regimes exist to regulate deep seabed exploration and extraction activities in the high seas. The United States adopted the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”), a U.S. domestic statute administered by the U.S. Department of Commerce through the National Oceanic and Atmospheric Administration (“NOAA”) to regulate deep-sea mining activities of its citizens in the high seas. NOAA implemented regulations for exploration licenses in 1981 and for commercial recovery permits in 1989 and amended these regulations introducing a consolidated exploration license and commercial recovery permit application process in 2026. In parallel, the International Seabed Authority (“ISA”), which today comprises of 171 Member States and the European Union was established in 1994, pursuant to the United Nations Convention on the Law of the Sea (“UNCLOS”) to regulate deep seabed exploration and exploitation activities of the nationals of Member States. The ISA adopted exploration regulations in 2000 (amended in 2013 and 2014) and issued 19 polymetallic nodule exploration contracts (17 of which are located in the CCZ) but has not completed its adoption of the exploitation regulations, standards and guidelines despite initiating work in 2014, and despite being under an obligation to do so by July 2023. Almost 30 countries, including the United States, have not ratified UNCLOS and are not Member States of the ISA. The United States has remained a persistent objector to Part XI of UNCLOS which governs seabed mining in the Area.

We believe that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime under UNCLOS, which despite expectations to the contrary, has repeatedly failed to adopt the regulations and standards and guidelines for the exploitation of mineral resources in the Area. On April 24, 2025, the Executive Order 14825, titled “Unleashing America’s Offshore Critical Minerals and Resources” directed the Secretary of Commerce to implement an expedited process for reviewing and issuing seabed mineral exploration licenses and commercial recovery permits under DSHMRA. In addition to directing the International Development Finance Corporation, Export-Import Bank and Trade and Development Agency to identify tools to support this new industry, the Executive Order instructed the Departments of War and Energy to assess the use of the National Defense Stockpile for nodule-derived materials and entering into offtake agreements for these minerals. These departments were also directed to review and support domestic processing capabilities for seabed mineral resources.

We continue focusing on advancing our commercial production strategy under the DSHMRA regime. In April 2025, our wholly owned subsidiary, The Metals Company USA, LLC (“TMC USA”), submitted two exploration license applications (covering 187,017 square kilometers in the CCZ referred to as TMC USA-A and TMC USA-B) and one commercial recovery permit application (covering 25,160 square kilometers in the CCZ referred to as TMC USA-A) to NOAA. Following the introduction of the consolidated application process by NOAA in January 2026, TMC USA submitted a consolidated exploration license and commercial recovery permit application covering approximately 65,000 km², representing a significant expansion from the approximately 25,160 km² commercial recovery area in the initial April 2025 application, with an estimated resource of 619 million wet tonnes (Mt) of polymetallic nodules with additional potential exploration upside. On April 28, 2026, NOAA determined that the consolidated application is in full compliance with the applicable requirements under DSHMRA, and the application has advanced to the certification review stage. Final permit issuance remains subject to the completion of the certification stage1 (including interagency consultation) and an environmental review, including preparation of an Environmental Impact Statement. The application areas in total, including the TMC USA-A and TMC USA-B exploration license areas, are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources. Together, the mineral resources are estimated to contain approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt, and 345 million tonnes of manganese .

While TMC USA pursues the U.S. regulatory pathway, our wholly owned subsidiaries, Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”), continue to maintain their ISA contracts and comply with all of their contractual obligations under the ISA system. The ISA has an ongoing inquiry into the possible non-compliance of NORI and TOML with their exploration contracts, which they dispute. See “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q. While the ISA does not have jurisdiction over activities conducted by U.S. citizens under the regulatory authority of the United States, NORI and TOML maintain two ISA exploration contracts in the CCZ. NORI is sponsored by the Republic of Naoero, formerly known as the Republic of Nauru (“Naoero” or “Nauru”)2, and TOML is sponsored by the Kingdom of Tonga (“Tonga”). Operations of NORI and TOML in the CCZ are being conducted under their ISA exploration contracts.

1 Certification under DSHMRA and its implementing regulations is an intermediate determination by the NOAA Administrator confirming an applicant’s eligibility (based on financial responsibility, technological capability, prior obligations, and plan adequacy) for an exploration license or commercial recovery permit, but it is not the final issuance of that license or permit.

2 In July 2026, the Republic of Nauru officially changed its name to the Republic of Naoero, restoring the country’s traditional Indigenous name to more faithfully reflect its heritage, language and national identity.

We have key strategic partnerships with (i) Allseas, a leading global offshore engineering contractor, which developed and tested a pilot collection system, and is now modifying it into the first commercial production system, (ii) Pacific Metals Co. Ltd. (“PAMCO”), an experienced Japanese ferronickel producer, which has completed pre-feasibility and feasibility studies on nodule processing at their smelting facilities in Hachinohe, Japan, (iii) Korea Zinc, a world leader in non-ferrous metal refining and precursor Cathode Active Material (“pCAM”) technology, partnering to advance development in the U.S., (iv) Mariana Minerals, an American software-first mineral developer and operator working as part of TMC USA’s owners’ team to accelerate the development of potential domestic onshore processing and refining facilities (“Mariana”) and (v) Glencore International AG (“Glencore”) which holds offtake rights to 50% of the NORI nickel and copper production if produced from a TMC-owned or controlled facility. In addition, we are working with engineering firm Hatch Ltd. (“Hatch”) and consultants Kingston Process Metallurgy Inc. (“KPM”) to develop, test and engineer a near-zero solid waste flowsheet. The primary processing stages of the flowsheet from nodule to NiCuCo matte intermediate were demonstrated as part of our pilot plant program at FLSmidth facilities in Pennsylvania, USA and XPS’ (Glencore subsidiary) facilities in Ontario, Canada; and later at industrial scale at PAMCO’s facilities in Hachinohe, Japan. The matte refining stages have been tested at an SGS facility in Lakefield Canada with positive results. The near-zero solid waste flowsheet provides a design that is expected to serve as the basis for our onshore processing facilities. In addition to the flowsheet scope, Hatch was engaged to conduct a PFS refresh for our potential onshore processing and refining in the United States. On March 19, 2026, we signed a Strategic Partnership Agreement with Mariana focusing on the potential development of a nodule processing and refining facility in the Port of Brownsville, Texas as part of our owner’s team.

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

Developments in the Second Quarter 2026

Below are some of the major developments that occurred in the second quarter of 2026:

NOAA Certifies TMC USA’s USA-B Exploration License Application

On May 28, 2026, NOAA formally certified the USA-B exploration license application submitted by our U.S. subsidiary, TMC USA, representing another key milestone in the regulatory approval process. Following certification, NOAA will begin preparation of an Environmental Impact Statement (EIS) for TMC USA’s planned exploration activities in the USA-B area. The USA-B application area covers ~122,000 km2 of seafloor and hosts an estimated 1.02 billion tonnes of polymetallic nodules based upon TMC’s Technical Report Summary for the Initial Assessment published in August 2025.

TMC and Allseas Sign Commercial Agreement for the First Offshore Nodule Recovery Operation

On May 11, 2026, we announced that we had signed a Contract for Development Work and Commercial Production with our strategic partner and investor Allseas, a global leader in offshore pipeline installation, heavy lift and subsea construction, for the development, commissioning and operation of the first commercial polymetallic nodule collection system. The agreement establishes the commercial framework for advancing offshore nodule recovery operations and builds on the successful pilot collection test completed in 2022. The commercial system is expected to have a nameplate production capacity of 3.0 million wet tonnes of nodules per annum, with commissioning targeted to begin in the fourth quarter of 2027, subject to regulatory approvals.

NOAA Determines TMC USA’s Consolidated Deep-Seabed Mining Application for USA-A Area is in Full Compliance

On April 28, 2026, NOAA determined that the consolidated application by our subsidiary, TMC USA, for an exploration license and commercial recovery permit for the USA-A area under DSHMRA is in full compliance with the requirements of the Act and its implementing regulations, marking a key step in the U.S. regulatory and permitting process. The news follows the earlier determination of substantial compliance on March 6, 2026, and represents another step along the path of regulatory milestones.

TMC Subsidiaries Submit Massive Deep-Sea Dataset to Public Database as Company Launches Video Series on Findings of Environmental Research

On April 15, 2026, we announced that our subsidiaries, NORI and TOML, had submitted extensive environmental datasets to the ISA’s DeepData database, covering a decade of exploration activities in the Clarion Clipperton Zone (CCZ). The submission includes data from 777 equipment deployments and more than 4,800 distinct environmental samples, generating approximately 76,000 biological records and 69,185 geochemical data points across the full water column and seafloor environment. Key findings are showcased in a new video series demonstrating how the data addresses environmental concerns and how innovation has reduced the impact footprint of TMC’s collection system versus legacy technology.

The Metals Royalty Co. (Nasdaq: TMCR) Begins Public Trading

On April 8, 2026, The Metals Royalty Co. began public trading (Nasdaq: TMCR). TMCR has a 2.0% Gross Overriding Royalty (GORR) on the NORI area from a 2023 transaction which was previously announced. As part of the agreement, TMC was granted an equity stake in TMCR, which at that time represented approximately 25% of TMCR’s outstanding equity. TMC retains the right to repurchase up to 75% of the NORI Royalty at an agreed capped return, exercisable in two transactions, between the second and the tenth anniversary of the agreement. If both repurchase transactions are executed, TMCR’s remaining gross overriding royalty on the NORI project revenue will be 0.5%.

Developments Subsequent to June 30, 2026

International Tribunal for the Law of the Sea Unanimously Orders ISA to Respect NORI and TOML’s Due Process Rights

On July 18, 2026, the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea prescribed provisional measures in the proceedings brought by our subsidiaries NORI and TOML against the ISA. In the first contentious case ever decided by the Chamber under Part XI of UNCLOS, the Chamber unanimously found that it has jurisdiction on a prima facie basis, that the rights asserted by NORI and TOML to due process and fair treatment are plausible, and that those rights are at real and imminent risk of irreparable prejudice. The measures require the ISA to act in accordance with the applicable legal framework, including rules of due process, and to provide NORI and TOML the information they need to respond meaningfully. The Chamber did not order the suspension of the inquiries that NORI and TOML had requested. The orders do not prejudge the merits which remain to be determined. For a description of these proceedings, see Note 17 to our unaudited condensed consolidated interim financial statements and “Legal Proceedings” in Item 1 of Part II of this Quarterly Report on Form 10-Q.

NORI Obtains Exploration Contract Extension from the ISA

On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s exploration contract, effective July 22, 2026 and expiring July 21, 2031.

The approval is without prejudice to any findings or recommendations arising from the ISA’s inquiry into possible non-compliance.

TOML Applies to the ISA for an Extension of its Exploration Contract

On July 10, 2026, TOML applied to the ISA for a five-year extension of its exploration contract, which is due to expire on January 11, 2027. The ISA’s Legal and Technical Commission (“LTC”) is scheduled to consider the application in February and March 2027. Because that is after the contract’s expiry date, TOML expects the contract to be deemed extended from January 12, 2027 under the transitional provision of the ISA’s extension procedures until the Council is able to act on the Commission’s recommendation.

TMC USA Executes a Master Services Agreement with Mariana Minerals Co.

On July 21, 2026, TMC USA entered into a Master Services Agreement (“MSA”) with Mariana Minerals Co. for project development services for a phased program commencing with mobilization and concept development, for the proposed development of a U.S.-based polymetallic nodule processing and refining industry park. The parties are finalizing the first work release under this MSA for the technical design activities required to establish plant feasibility, design basis and a tradeoff and opportunity assessment program for Phase 1, Stage 1 of the proposed onshore nodule processing facility in the Port of Brownsville, Texas.

Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States

The Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”)

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

DSHMRA’s implementing regulations for commercial recovery permits requires that all mining vessels and at least one transport vessel be U.S.-flagged (15 C.F.R. § 971.205). TMC USA will ensure all vessels contracted for commercial recovery comply with relevant laws pertaining to vessel standards and crew safety. DSHMRA’s implementing regulations for commercial recovery permits also require that recovered minerals be processed in the United States unless a waiver is granted, in which case the permittee is required to provide assurances that processed materials are returned to the United States (15 C.F.R. § 971.209). We are currently evaluating U.S.-based vessel and processing options to satisfy this requirement as well as working with Japan and South Korea-based supply chains to ensure processed materials can be returned to the United States in the event the permit to process outside the United States is granted for an initial period. If necessary, we expect to seek a waiver based on the statutory criteria and applicable regulations.

We expect to become subject to additional U.S. laws and regulations as development progresses and are in the early stages of analyzing their applicability and potential impact on our operations.

Existing ISA Exploration Contracts

NORI and TOML currently hold exploration rights to certain polymetallic nodule areas in the CCZ, sponsored by the Republic of Naoero and the Kingdom of Tonga, respectively.

NORI, our wholly-owned subsidiary, holds exploration rights to four blocks (NORI Area A, B, C, and D, the “NORI Contract Area”) covering 74,830 square kilometers in the CCZ that were granted by the ISA in July 2011. That contract was concluded on July 22, 2011 for an initial term of 15 years and, following Council approval on July 20, 2026, has been extended to July 21, 2031. NORI is sponsored by Naoero pursuant to a certificate of sponsorship signed by the Government of Naoero on April 11, 2011. In September 2017, Naoero and NORI entered into a sponsorship agreement formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules in the NORI Contract Area, which was revised in May 2025.

TOML, our wholly-owned subsidiary which we acquired in March 2020, holds exploration rights to an area covering 74,713 square kilometers in the CCZ that were granted by the ISA in January 2012 (the “TOML Contract Area”). That contract was concluded on January 11, 2012 for an initial term of 15 years and is due to expire on January 11, 2027. TOML has applied for a five-year extension, which the ISA’s LTC is scheduled to consider in February and March 2027. On March 8, 2008, Tonga and TOML entered into a sponsorship agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential collection of nodules in the TOML Contract Area, which was most recently revised in August 2025.

The ISA has an ongoing inquiry into the possible non-compliance of NORI and TOML with their respective exploration contracts. NORI and TOML maintain that they have complied and have commenced proceedings before the Seabed Disputes Chamber challenging the process of that inquiry. An adverse outcome could affect their exploration contracts and their ability to obtain contracts for exploitation from the ISA. See Note 17 to our unaudited condensed consolidated interim financial statements and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Key Trends, Opportunities and Uncertainties

We are currently a pre-revenue company, and we do not anticipate earning revenues (other than potential service revenue) until one of our wholly-owned subsidiaries receives an exploitation contract or commercial recovery permit and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. We believe that our performance and future success are subject to risks and challenges, including those related to the final issuance of a commercial recovery permit by NOAA, development of environmental terms, conditions and restrictions associated with our application and development of our technologies to collect and process polymetallic nodules. While NOAA has determined that our consolidated application is in full compliance with the applicable requirements under DSHMRA (a procedural milestone that advances the application to the certification review stage), this determination does not constitute, and should not be construed as, a grant or approval of the requested licenses or commercial recovery permit. The permit issuance remains subject to the successful completion of all remaining review stages under DSHMRA, including certification (with interagency consultation), preparation of an Environmental Impact Statement, a public comment period, and NOAA’s final determination as to whether to issue the licenses and permit and, if so, under what terms and conditions. The timing of NOAA’s final decision remains uncertain and is outside the Company’s control. Actual timelines for certification, environmental review and potential issuance of licenses or permits may differ materially from management’s current expectations.

In addition, an adverse outcome in the ISA’s inquiry into NORI’s and TOML’s possible non-compliance with their exploration contracts, or a failure by the ISA to extend TOML’s exploration contract, could adversely affect our rights under the ISA regime. These risks, as well as other risks, are discussed in the section entitled “Risk Factors” in Item 1A of Part I of the 2025 Annual Report on Form 10-K, as filed with the SEC, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited. Our results are reported under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and in U.S. dollars.

Components of Results of Operations

We are in the development stage with no revenue to date and a net loss of $60.1 million and $80.7 million for the three and six months ended June 30, 2026, compared to a net loss of $74.3 million and $94.9 million in the same periods of 2025. We have an accumulated deficit of approximately $1,032 million from inception through June 30, 2026.

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

Revenue

To date, we have not generated any revenue. We expect to generate revenue once we receive a commercial recovery permit and we are able to successfully collect and process polymetallic nodules into saleable products on a commercial scale. Any revenue from initial production is difficult to predict.

Exploration and Evaluation Expenses

We expense as incurred all costs relating to exploration and development of mineral claims. Such exploration and development costs include, but are not limited to, regulatory approvals, exploration mineral title management, geological, geochemical and geophysical studies, environmental baseline studies and process development activities. Our exploration expenses are impacted by the amount of exploration work conducted during each period. The acquisition cost of polymetallic nodule mineral title will be charged to operations as amortization expense on a unit-of-production method based on proven and probable reserves should commercial production commence in the future.

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

Foreign Exchange Loss/Gain

The foreign exchange income or loss for the periods reported primarily relates to unrealized gain or loss due to revaluation of foreign-denominated accounts payable and accrued liabilities.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability primarily consists of the change in the fair value of the 9,500,000 Private Warrants issued to Sustainable Opportunities Holdings LLC concurrently with Sustainable Opportunities Acquisition Corp.’s (“SOAC”) initial public offering (the “Private Warrants”). For accounting purposes, we were considered to have issued the Private Warrants as part of the Business Combination, and we are required to re-measure the fair value of our Private Warrants at the end of each reporting period.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2025 Annual Report on Form 10-K.

Comparison of the Three and Six Ended June 30, 2026 and 2025

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(Dollar amounts in thousands, except as noted)	2026	2025	% Change	2026	2025	% Change
Exploration and evaluation expenses	$56,088	$10,496	434%	$69,345	$20,011	247%
General and administrative expenses	15,629	11,479	36%	36,354	19,979	82%
Nauru warrant cost	—	33,079	(100)%	—	33,079	(100)%
Charge on Allseas settlement	7,868	—	100%	7,868	—	100%
Equity-accounted investment loss (income)	1,525	(89)	1,813%	4,523	(54)	8,476%
Gain on dilution of investment	(18,469)	—	100%	(23,071)	—	100%
Change in fair value of warrant liability	(2,162)	16,229	(113)%	(12,824)	16,670	(177)%
Foreign exchange loss (gain)	(146)	2,461	(106)%	(836)	3,556	(124)%
Interest income	(1,040)	(147)	607%	(2,176)	(166)	1,211%
Fees and interest on borrowings and credit facilities	714	833	(14)%	1,379	1,854	(26)%
Tax expense	116	—	100%	160	—	100%
Loss for the period after tax	$60,123	$74,341	(19)%	$80,722	$94,929	(15)%

Three Months ended June 30, 2026 compared to Three Months ended June 30, 2025

We reported a net loss of approximately $60.1 million in the second quarter of 2026, compared to a net loss of $74.3 million in the same period of 2025.  The following explains the major reasons for the decrease in the net loss in the second quarter of 2026.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the three months ended June 30, 2026 were $56.1 million, compared to $10.5 million for the same period in 2025. The increase of $45.6 million includes a total of $37.2 million for charges owed to Allseas recorded in the second quarter of 2026 following the signing of a development and operating agreement, which consists of $32.8 million for the settlement of initial costs and $4.4 million for other negotiated costs. The increase also reflects $3.9 million of higher ongoing development and operating costs to recognize the full charge of ongoing development, operating and vessel costs as compared to the same period in 2025. The remaining $4.5 million increase is due primarily to higher share-based compensation expense of $3.0 million due to the amortization of the fair value of RSUs granted to the officers in the third quarter of 2025 and an increase of $1.8 million in prefeasibility study costs related to the expanded scope of the prefeasibility study refresh. The increase was partially offset by lower environmental costs, as the scope of activities related to Campaign 8 was completed in the prior year.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2026 were $15.6 million compared to $11.5 million for the same period in 2025. The increase of $4.1 million in G&A expenses was mainly due to the result of an increase in share-based compensation of $5.9 million due to the amortization of the fair value of RSUs granted to the directors and officers in the third quarter of 2025, higher amortization of the grant-date fair value of LTIP awards granted in 2026 and an increase in payroll costs.

Nauru Warrant cost

In the three months ended June 30, 2025 and as part of the signing of a revised Sponsorship Agreement with the Government of the Republic of Naoero on May 29, 2025, we issued 9,146,268 warrants to the Republic to purchase common shares of the Company. We recorded the fair value of the Nauru Warrants, calculated using a Black-Scholes valuation model, which valued each warrant at $3.62 for a total value of $33.1 million. For further details on this non-recurring item, refer to Note 12 in the Company’s second quarter 2025 interim financial statements.

Charge on Allseas settlement

In the three months ended June 30, 2026 and as a result of the execution of the Agreement with Allseas (Note 6), we remeasured the share-settled obligation based on the contractual pricing mechanism, resulting in a $7.9 million charge representing the difference between the carrying amount of the obligation and the remeasured share-settled obligation.

Gain on Dilution of Investment

During the three months ended June 30, 2026, The Metals Royalty Company issued a total of approximately 7 million common shares in relation to a financing offering, compensation expenses and a royalty purchase. The Company participated in the offering, acquiring 77,889 shares, resulting in a net decrease of its ownership interest from 27.2% to 22.4% (December 31, 2025: 27.2%). As the shares were issued at a price higher than The Metals Royalty Company’s book value per share, the Company recorded a non-operating, non-cash dilution gain of $18.5 million.

Change in Fair Value of Warrant Liability

The fair value of the 9,500,000 Private Warrants liability at June 30, 2026 of $0.5 million, represents a decrease of $2.2 million in the second quarter of 2026, results from the decrease in the price of the Company’s shares and the price of our public warrants over this same period (-24% and -57% respectively). Refer to Note 12 in the Company’s second quarter of 2026 interim financial statements for further details on this non-operating, non-cash decrease.

Fees and Interest on Borrowings and Credit Facilities

There were no outstanding drawn amounts under the Company’s credit facilities during the three months ended June 30, 2026, and no interest expense was incurred compared to $0.1 million interest expense in the same period of 2025. Underutilization fees on these facilities were $0.7 million for the second quarter of 2026, remaining unchanged from the same period in 2025. The second quarter of 2025 also included interest of $0.1 million on the Company’s short-term debt borrowings which were terminated in 2025.

Interest Income

The operating loss was offset by interest income of $1.0 million reflecting higher cash balances beginning in the second quarter of 2025.

Six Months ended June 30, 2026 compared to Six Months ended June 30, 2025

We reported a net loss of $80.7 million in the first half of 2026, compared to a net loss of $94.9 million in the same period of 2025. The following explains the major reasons for the decrease in the net loss in the first half of 2026.

Exploration and Evaluation Expenses

Exploration and evaluation expenses for the six months ended June 30, 2026 were $69.3 million, compared to $20.0 million for the same period in 2025. The increase of $49.3 million includes a total of $37.2 million for charges owed to Allseas recorded in the second quarter of 2026 following the signing of a development and operating agreement, and an increase of $2.1 million to recognize the full charge of ongoing development, operating and vessel costs as compared to the comparative period in 2025. The remaining $10.0 million increase is due primarily to higher share-based compensation expense of $6.6 million due to the amortization of the fair value of RSUs granted to the officers in the third quarter of 2025, higher amortization of the grant-date fair value of LTIP awards granted in 2026, reflecting their higher grant-date fair value compared to LTIP awards granted during the same period in 2025, an increase of $3.7 million in prefeasibility study costs related to the expanded scope of the prefeasibility study refresh and higher payroll cost, partially offset by a decrease of $2.4 million on environmental studies as the scope of activities related to Campaign 8 were completed in the prior year and, accordingly, the associated costs did not recur in the current period.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2026, were $36.3 million, compared to $19.9 million for the same period in 2025. The increase of $16.4 million in G&A expenses in the first half of 2026 was mainly the result of an increase in share-based compensation of $17.1 million due to amortization of the fair value of RSUs and options granted to the directors and officers in the third quarter of 2025, higher amortization of the grant-date fair value of LTIP awards granted in 2026, reflecting their higher grant-date fair value compared to LTIP awards granted during the same period in 2025 and an increase in payroll costs, partially offset by a decrease in professional and consulting costs of $1.8 million.

Nauru Warrant cost

In the first six months ended June 30, 2025, we recorded $33.1 million representing the fair value of common shares issued to the Government of the Republic of Naoero, as part of the signing of a revised Sponsorship Agreement on May 29, 2025. For further details on this non-recurring item, refer to Note 12 in the Company’s second quarter 2025 interim financial statements.

Charge on Allseas settlement

In the first six months ended June 30, 2026 and as a result of the execution of the Agreement with Allseas (Note 6), we remeasured the share-settled obligation based on the contractual pricing mechanism, resulting in a $7.9 million charge representing the difference between the carrying amount of the obligation and the remeasured share-settled obligation.

Gain on Dilution of Investment

During the six months ended June 30, 2026, The Metals Royalty Company issued a total of approximately 11.1 million common shares primarily related to a financing offering, compensation expenses and a royalty purchase in the second quarter of 2026. The Company’s limited participation in the second quarter 2026 offering, resulted in a net decrease in its ownership interest from 27.2% to 22.4% (December 31, 2025: 27.2%) and the recording of a non-operating, non-cash dilution gain of $23.1 million, as the shares were issued at a price higher than The Metals Royalty Company’s book value per share.

Change in Fair Value of Warrant Liability

The significant movements in the fair value of the 9,500,000 Private Warrants liability in the first half of 2026 (decrease of $12.8 million) and 2025 (increase of $16.7 million), results from the significant movements in the price of the Company’s shares and the price of our public warrants, mainly over the same periods. Refer to Note 12 in the Company’s second quarter 2026 interim financial statements for further details on this non-operating, non-cash increase.

Interest Income

The Company recorded interest income of $2.2 million in the first half of 2026 reflecting higher cash balances beginning in the second quarter of 2025. In the same period of 2025, interest income of $0.2 million was recorded.

Liquidity and Capital Resources

Our primary sources of financing have come from private placements and public offerings of Common Shares and warrants, and the issuance of convertible debentures. As of June 30, 2026, we had cash on hand of $98.7 million.

The decrease in our cash balance of $21.0 million in the second quarter of 2026 included $9 million of withholdings related to equity awards collected at the end of March 2026 and remitted in early April 2026.

In light of the significant deficit in expected funding following the closing of the Business Combination in September 2021, we adopted what we call a “capital-light” strategy whereby we removed any allocation of funds to capital expenditures that were not deemed necessary to support the submission of an application for an exploitation contract for the NORI Area D and then the applications of exploration licenses and commercial recovery permits with NOAA under DSHMRA, and by negotiating the settlement of program expenditures with our equity whenever possible, and by utilizing existing assets for offshore and onshore production.

We have yet to generate any revenue from our business operations. We are a development company and the recovery of our investment in mineral exploration contracts and attainment of profitable operations are dependent upon many factors including, among other things, the development of a commercial production system for collecting polymetallic nodules from the seafloor as well as the development of our processing technology for the metallurgical treatment of such nodules, the establishment of additional mineable reserves, the demonstration of commercial and technical feasibility of seafloor polymetallic nodule collection and processing systems, metal prices, and securing approvals under the U.S. regulatory regime or ISA exploitation contracts or provisional approvals. While we have obtained financing in the past, there is no assurance that such financing will continue to be available on favorable terms, in sufficient amounts, or at all.

We expect to incur significant expenses and operating losses for the foreseeable future, particularly as we advance our application to NOAA for a commercial recovery permit and prepare for potential commercialization. Based on our cash balance and availability of borrowing under our credit facility with ERAS Capital LLC and Gerard Barron, when compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations that become due within the next twelve months. Our forecasted cash expenditures include amounts payable to Allseas under the Agreement, under which we are required to reimburse 50% of eligible development work costs as they are incurred, payable within ten business days of receipt of an invoice for amounts we have approved, with the remaining 50% deferred and repaid based on future production volumes. The Agreement permits us to defer or withhold approval of a work plan and budget to the extent we do not have sufficient financing or liquidity to fund the relevant work, in which case the affected work is treated as a permissible suspension under the Agreement. Our estimates used in reaching this conclusion are based on information available as at the date of filing this Quarterly Report. Accordingly, actual results could differ from these estimates and resulting variances may result in our need for additional funding in an amount greater or earlier than expected, due to changes in business conditions or other developments, including, but not limited to, deferral of approvals, capital and operating cost escalation, currently unrecognized technical and development challenges, our ability to pay certain vendors or suppliers in our Common Shares or changes in the external business environment.

We will, however, need and are seeking additional financing to fund our continued operations over time. These financings could include additional public or private equity, debt financings, equity-linked financings or other sources of financing, including through government-based funding, non-dilutive asset, royalty or project-based and/or asset-based financings. If these or other financing sources are not available, or if the terms of financing are less desirable than we expect, or are available only in insufficient amounts, we may be forced to delay our exploration and/or exploitation activities or further scale back our operations, which could have a material adverse impact on our business and financial prospects.

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

On December 22, 2022, we entered into an At-the-Market Equity Distribution Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Wedbush Securities Inc., as sales agents, allowing us, from time to time, to issue and sell common shares with an aggregate offering price of up to $30 million. In 2025, we issued 7,542,996 common shares at an average share price of $2.02, for net proceeds of $14.8 million under the Sales Agreement. The Sales Agreement expired in October 2025.

On March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, the parent of Allseas Investments S.A. and an affiliate of Allseas, which was amended on July 31, 2023 and March 22, 2024, pursuant to which we were able to borrow from the Lender up to $25 million in the aggregate, from time to time, subject to certain conditions. All amounts drawn under the 2023 Credit Facility bore interest at the 6-month SOFR, 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, our election) on the first business day of each of June and January. We agreed to pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2023 Credit Facility. We had the right to pre-pay the entire amount outstanding under the 2023 Credit Facility at any time, before the 2023 Credit Facility’s stated maturity of August 31, 2025. The 2023 Credit Facility also contained customary events of default. No amounts had been drawn under the 2023 Credit Facility. Pursuant to the Letter Agreement we entered into on March 24, 2025, we and Argentum Cedit Virtuti GCV agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay the underutilization fee thereunder.

On March 22, 2024, we entered into an Unsecured Credit Facility (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors, (collectively, the ”2024 Lenders”), pursuant to which we may borrow from the 2024 Lenders up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), from time to time, subject to certain conditions. All amounts drawn under the 2024 Credit Facility will bear interest at the 6-month Secured Overnight Funding Rate (SOFR), 180-day average plus 4.0% per annum payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at our election) on the first business day of each of June and January. We will pay an underutilization fee equal to 4.0% per annum payable semi-annually for any amounts that remain undrawn under the 2024 Credit Facility. The 2024 Credit Facility also contains customary events of default. On August 13, 2024, we entered into the First Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit of the 2024 Credit Facility to $25 million in the aggregate ($12.5 million from each of the 2024 Lenders). On November 14, 2024, we entered into the Second Amendment to the 2024 Credit Facility with the 2024 Lenders, to increase the borrowing limit to $38 million in the aggregate ($19 million from each of the 2024 Lenders) and to extend the maturity of the 2024 Credit Facility to December 31, 2025. As per the Second Amendment, the rate of underutilization fee was retroactively increased from March 22, 2024, to 6.5% on any undrawn amounts under the 2024 Credit Facility. On March 26, 2025, we entered into the Third Amendment to the 2024 Credit Facility with the 2024 Lenders, to, among other things, increase the borrowing limit to $44 million in the aggregate ($22 million from each of the 2024 Lenders) and extend the maturity of the 2024 Credit Facility to June 30, 2026 with the 2024 Lenders having an option to extend the maturity date by up to two additional one year periods. As per the Third Amendment to the 2024 Credit Facility, the underutilization fees are to be paid quarterly in cash or shares at the 2024 Lenders election and the 2024 Lenders have an option to terminate the credit facility upon certain financing events. On March 25, 2026, the 2024 Lenders extended the maturity date of the 2024 Credit Facility by one year, expiring on June 30, 2027, subject to further extension to June 30, 2028 at the election of the 2024 Lenders.

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

We may receive up to approximately $432.5 million in aggregate gross proceeds from cash exercises of the Public Warrants, the Private Warrants, the Class A Warrants, the Class B Warrants, Class C Warrants, and Warrants issued to Korea Zinc, Naoero and Tonga based on the per share exercise price of such warrants. However, the exercise price for the outstanding Public Warrants and Private Warrants is $11.50 per common share and there can be no assurance that such warrants will be in the money prior to their expiration, and as such, such warrants may expire in September 2026 worthless. In certain circumstances, the Public Warrants and Private Warrants, Class A Warrants, Class B Warrants and Class C Warrants may be exercised on a cashless basis and the proceeds from the exercise of such warrants will decrease. Furthermore, even if the warrants are in the money, the holders of the warrants are not obligated to exercise their warrants, and we cannot predict whether holders of the warrants will choose to exercise all or any of their warrants. The warrants issued to the Republic of Naoero and Kingdom of Tonga can only be exercised after the commercial recovery permit is received and commercial production commences and there can be no assurance that the exercise conditions will be met prior to their expiration.  In addition, the exercise price to purchase one common share under the outstanding Class A Warrants and Class B Warrants is $2.00 each, Class C Warrants is $4.5, warrants issued to Korea Zinc is $7.00, warrants issued to Republic of Naoero is $4.72 and warrants issued to Tonga is $5.87 (subject to customary adjustments) and there can be no assurance that such warrants will be exercised prior to their expiration, and as such, such warrants may expire, and we will not receive any proceeds from the exercise thereof.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(thousands)	2026	2025	2026	2025
Net cash used in operating activities	$(20,100)	$(10,662)	$(20,715)	$(20,009)
Net cash generated (used in) investing activities	$(881)	$296	$(916)	$226
Net cash provided by financing activities	$56	$123,776	$2,775	$132,069
(Decrease) increase in cash (1)	$(20,925)	$113,410	$(18,856)	$112,286
(1)	Excluding foreign exchange movement.

Six Months ended June 30, 2026 compared to Six Months ended June 30, 2025

Cash flows used in Operating Activities

For the six months ended June 30, 2026, major operating activities included initial work on pre-feasibility studies update and work to advance our permit applications, resulting in net cash used in operating activities of $20.7 million. This consisted of $7.8 million on payroll costs, $3.5 million on legal and consulting fees, $3.3 million on prefeasibility studies,  $2 million on stakeholder engagement, $2.3 million on business development, communications, investor relations and IT costs,  $1.4 million on various environmental work, $1.2 million on underutilization fees paid to the lenders of the 2024 Credit Facility, $0.3 million on mining, technological and process development costs, and an additional $1.1 million for various expenses. The outflow was offset by receipt of interest income of $2.2 million.

Cash used in operating activities in the second quarter of 2026 of $20.1 million included $9 million of withholdings related to equity awards that were collected at the end of March 2026 and remitted in early April 2026.

For the six months ended June 30, 2025, major operating activities over this period included advanced work on pre-feasibility studies and work to advance our permit applications, resulting in net cash used in operating activities of $20 million.  This consisted of $5.4 million on payroll costs, $4.9 million on various environmental work, $2.1 million on stakeholder engagement, $2.1 million on legal and consulting fees, $2 million on business development, investor relations and communications, $1.7 million in interest paid on 2024 credit facilities and working capital loan, and $1.8 million for various expenses.

Cash flows used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 of $0.9 million includes the investment of $1.0 million to purchase shares in the Company’s equity investment in TMCR (refer to Note 7 in the Company’s second quarter 2026 interim financial statements) and the purchase of equipment and software development. A total of $0.2 million was spent on the development of software in the comparative period of 2025.

Cash flows provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $2.8 million, which consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2025 was $132.1 million, which consisted of net cash proceeds received from the Korea Zinc investment of $85.2 million, net proceeds from the 2025 Registered Direct Offerings of $30.0 million, the remaining net proceeds from the 2024 Registered Direct Offerings of $4.5 million, proceeds from shares issued from ATM of $14.8 million and proceeds from exercise of stock options and warrants of $6.9 million. This increase was partially offset by repayments totaling $9.3 million on our credit facilities and on the Allseas Working Capital loan.

Contractual Obligations and Commitments

NORI Exploration Contract

As part of the NORI Exploration Contract with the ISA, NORI submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026. NORI is currently implementing its approved five-year plan. NORI submitted an application to the ISA on January 19, 2026 for a five-year extension of the contract, which the Council of the ISA approved on July 20, 2026: the extended contract expires July 21, 2031. The application included a programme of activities and anticipated annual expenditures for the extension period. Work plans are reviewed annually by NORI, agreed with the ISA and may be subject to change depending on their progress to date.

TOML Exploration Contract

As part of the TOML Exploration Contract with the ISA, TOML submitted a periodic review report to the ISA which included a five-year plan covering 2022 to 2026. TOML is currently implementing its approved plan, which included an estimated five-year expenditure of up to $44 million. The five-year estimated expenditure is indicative and subject to change, TOML will review the program regularly and TOML will inform the ISA of any changes through its annual reports. TOML’s exploration contract is due to expire on January 11, 2027. On July 10, 2026, TOML applied to the ISA to extend its exploration contract for a further five years. The ISA’s LTC is scheduled to consider the application in February and March 2027, and TOML expects the contract to be deemed extended from January 12, 2027 under the transitional provision of the ISA’s extension procedures until the Council is able to act on the Commission’s recommendation.

Regulatory Obligations Relating to Exploration Contracts

Both TOML and NORI require sponsorship from their host sponsoring States, Tonga and Naoero, respectively. Each company has been registered and incorporated within the applicable host State’s jurisdiction. The ISA requires that a contractor must obtain and maintain sponsorship by a host state that is a member of the ISA, and such state must maintain effective supervision and regulatory control over such sponsored contractor. Each of TOML and NORI is subject to the registration and incorporation requirements of these nations. In the event the sponsorship is otherwise terminated, such subsidiary will be required to obtain new sponsorship from another state that is a member of the ISA. Failure to obtain such new sponsorship would have a material impact on the operations of such subsidiary and us.

Sponsorship Agreements

NORI is sponsored by Naoero pursuant to a certificate of sponsorship signed by the Government of Naoero on April 11, 2011. NORI is a Naoeroan incorporated entity and is subject to applicable Naoeroan legislation and regulations. In 2015, the Naoeroan government established the Nauru Seabed Minerals Authority to regulate activities carried out by companies sponsored by Naoero.

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

On July 5, 2017, Naoero, the Nauru Seabed Minerals Authority and NORI entered into a sponsorship agreement (the “NORI Sponsorship Agreement”) formalizing certain obligations of the parties in relation to NORI’s exploration and potential collection of nodules within the NORI Contract Area of the CCZ. On May 29, 2025 the Republic of Naoero and NORI signed a revised Sponsorship Agreement, updating the terms of the Agreement signed between the parties in 2017.

The revised Sponsorship Agreement will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party or upon the assignment of NORI’s rights and the transfer of sponsorship to another sponsoring State. Under the agreement, NORI will pay Naoero a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, subject to annual inflation adjustment. In addition, NORI will pay an annual administration fee, initially set at $500,000, which may increase by 5% annually, to support Naoero’s administration of its sponsorship and regulatory oversight. The agreement also provides for potential continuity payments to Naoero if a subsidiary other than NORI develops nodules in the NORI Contract Area under the U.S. regulatory regime with the applicable payment amounts and schedule to be determined in accordance with the terms of the agreement. During any period in which such continuity payments are made, NORI has agreed to maintain an office in Naoero and make annual investments in local presence, community initiatives and training and capacity-building programs for Naoeroan nationals. In connection with the Sponsorship Agreement, Naoero holds warrants to purchase 9,146,268 of our common shares at an exercise price of $4.72. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Naoero, under which we guarantee certain financial obligations of NORI under Naoeroan law and the Sponsorship Agreement and provide limited indemnification.

On March 8, 2008, Tonga and TOML entered into the TOML Sponsorship Agreement formalizing certain obligations of the parties in relation to TOML’s exploration and potential exploitation of a proposed application to the ISA (subsequently granted) known as the TOML Area. TOML updated the sponsorship agreement with Tonga in September 2021 and again on August 4, 2025.

The revised Sponsorship Agreement between Tonga and TOML will remain in force unless terminated by mutual agreement of the parties or earlier terminated in accordance with its terms, including in the event of a material breach by either party. Under the agreement, Tonga will continue to sponsor TOML’s seabed mineral activities in the ISA contract area. Upon commencement of commercial recovery of polymetallic nodules under an ISA contract, TOML will pay the Tonga Seabed Minerals Authority a commercial recovery payment of $2 per tonne of polymetallic nodules recovered from the contract area, subject to annual inflation adjustment. In addition, TOML will pay an annual administration fee of $90,000, which may increase by up to 5% annually, to support the administration of Tonga’s sponsorship and regulatory oversight. The agreement also provides for potential continuity benefit payments to Tonga if a subsidiary other than TOML develops nodules in the TOML Contract Area under the U.S. regulatory regime. The applicable payment amounts and schedule will be determined in accordance with the terms of the agreement. During any period in which such continuity benefits are provided, TOML has agreed to maintain an office in Tonga and make annual investments in local presence, community initiatives and training and capacity-building programs for Tongan nationals. In connection with the Sponsorship Agreement, Tonga holds warrants to purchase 1,000,000 of our common shares at an exercise price of $5.87. In connection with the revised Sponsorship Agreement, we also executed a Deed of Guarantee and Indemnity in favor of Tonga, under which we guarantee certain financial obligations of TOML under Tongan law and the Sponsorship Agreement and provide limited indemnification.

Allseas Agreements

On March 29, 2019, we entered into a strategic alliance agreement with Allseas to develop a system to collect, lift and transport nodules from the seafloor to shore and agreed to enter into a nodule collection and shipping agreement whereby Allseas would provide commercial services for the collection of the first 200 million metric tonnes of polymetallic nodules on a cost plus 50% profit basis, which arrangement has been superseded by the Agreement described below. In furtherance of this agreement, on July 8, 2019, we entered into a Pilot Mining Test Agreement with Allseas (“PMTA”), which was amended on five occasions through February 2023, to develop and deploy a PMTS, successful completion of which is a prerequisite for our application for an exploitation contract with the ISA. Under the PMTA, Allseas agreed to cover the development cost of the project in exchange for a payment from us upon successful completion of the pilot trial of the PMTS in NORI Area D.

On March 16, 2022, NORI and Allseas entered into a non-binding term sheet for the development and operation of a commercial nodule collection system, which has been superseded by the Agreement described below. The pilot nodule collection system developed and tested by Allseas is expected to be upgraded to a commercial system with an expanded targeted production capacity of up to an estimated 3.0 million tonnes of wet nodules per year, to be delivered in stepped increments.

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

On May 11, 2026, we entered into a Contract for Development Work and Commercial Production (the “Agreement”) with Allseas Deepsea Marine Contractors, a wholly owned subsidiary of Allseas, for the design, development, build, testing, commissioning and operation of an integrated offshore polymetallic nodule collection and production system in our license area. The commercial system is designed for a nameplate production capacity of 3.0 million wet tonnes of nodules per annum, with commissioning targeted to begin in the fourth quarter of 2027. The commencement of commercial production is subject to, among other matters, receipt of a commercial recovery permit from NOAA, completion and acceptance of the collection system and approval of the applicable work plan and budget. Under the Agreement, we are required to reimburse Allseas for eligible costs incurred in performing the development work in accordance with approved work plans and budgets, with 50% of such costs payable as incurred and the remaining 50% deferred and repaid based on future commercial production volumes. The Deferred Amounts remain payable regardless of whether commercial production commences and would become payable upon expiration or termination of the Agreement. The Agreement has an initial term ending five years following the commencement of commercial production and may be extended by mutual agreement (refer to Note 6 of these Interim Condensed Consolidated Financial Statements). The Agreement supersedes the strategic alliance agreement entered into on March 29, 2019 and the non-binding term sheet entered into on March 16, 2022

Offtake Agreement

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

Borrowing with Company Related to Allseas

2023 Credit Facility

On March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we may borrow up to $25.0 million pursuant to the terms and conditions of the 2023 Credit Facility, as amended. Pursuant to the Letter Agreement entered into on March 24, 2025, we agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay Argentum Cedit Virtuti GCV the underutilization fee thereunder.

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

2024 Credit Facility with ERAS Capital LLC and Gerard Barron

Under the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron we may borrow up to $44 million in aggregate ($22 million from each of the 2024 Lenders). On March 25, 2026, the 2024 Lenders extended the Maturity Date by one year for any borrowings under the 2024 Credit Facility, expiring on June 30, 2027. See above for a further description of the 2024 Credit Facility. As of June 30, 2026, we had no borrowing under the 2024 Credit Facility and are only incurring the underutilization fee.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of markets and other risks including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events, specific asset risks, regulatory risks, public policy risks and technology risks. We also expect to be exposed to commodity risks if and when we commence commercial production.

Interest Rate Risk and Credit Risk

Interest rate risk is the risk that the fair value of our future cash flows and our financial instruments will fluctuate because of changes in market interest rates.

Our current practice is to invest excess cash in investment-grade short-term deposit certificates issued by reputable financial institutions with which we keep our bank accounts and management believes the risk of loss to be remote. We periodically monitor the investments we make and are satisfied with the credit ratings of our banks. Due to the current high cash needs of our operating plan, we have kept our funds readily available, placed in secure, highly liquid interest-bearing investments, as at June 30, 2026.

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

We are working on a plan for continuous reduction of emissions and aiming to develop operations with near zero emissions. When selecting the location of our onshore plant, one of our requirements is access to renewable energy as our metallurgical process will be the most energy-intensive step in our operations. In addition, we are seeking to replace metallurgical coal used as reductant during calcining of nodules and have tested potential renewable alternatives. We are also identifying the best approach for decarbonizing our offshore operations. To date, we have not experienced any material impact on our business related to potential regulations but will continue to evaluate and monitor future developments.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, we completed the implementation of a new financial close and reporting system. The implementation resulted in a change to the Company’s internal control over financial reporting by replacing certain manual financial close and reporting processes with automated processes and controls. A continuous review of our internal controls post-implementation will result in additional changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting.

The Company adopted its Incentive-Based Compensation Recovery Policy (the “Clawback Policy”) in accordance with SEC Rule 10D-1 and Nasdaq listing standards. The Clawback Policy was in effect during the second quarter of 2026 reporting period and provides for the mandatory recoupment of erroneously awarded incentive-based compensation from current and former executive officers in the event of an accounting restatement. No recoupment was triggered or required during the three months ended June 30, 2026. The Company maintains a Cybersecurity Risk Management framework that is integrated into its overall enterprise risk management program. The framework is designed to identify, assess, and manage material risks from cybersecurity threats that could affect the Company’s business, operations, and financial reporting. During the three months ended June 30, 2026, there were no cybersecurity incidents that materially affected, or were reasonably likely to materially affect, the Company’s operations or financial reporting.

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

On January 23, 2023, investors in the 2021 private placement from the Business Combination filed a lawsuit against us in the Commercial Division of New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC The Metals Company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.). We filed a motion to dismiss on March 31, 2023, after which the plaintiffs filed an amended complaint on June 5, 2023. The amended complaint alleges that we breached the representations and warranties in the plaintiffs’ private placement Subscription Agreements and breached the covenant of good faith and fair dealing. The Plaintiffs are seeking to recover compensable damages caused by the alleged wrongdoings. We deny any allegations of wrongdoing and filed a motion to dismiss the amended complaint on July 28, 2023. On December 7, 2023, the Court granted our motion to dismiss the claim for breach of the covenant of good faith and fair dealing and denied our motion to dismiss the breach of the Subscription Agreement claim. We filed a notice of appeal regarding the Court’s denial of our motion to dismiss the breach of the Subscription Agreement claim. The appeal was heard on November 8, 2024. The NY Appellate Division upheld the lower court’s ruling in December 2024, moving the case into the discovery phase. Discovery closed following the plaintiffs’ filing of a note of issue on April 27, 2026. On June 26, 2026, TMC and the plaintiffs cross-moved for summary judgment, and that briefing is ongoing, with the parties’ opposition briefs due July 31, 2026 and reply briefs due August 25, 2026. There is no assurance that we will be successful in our defense of this lawsuit or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Such losses or range of possible losses cannot be reliably estimated.

On January 16, 2026, American Metal Inc. and American Metal Resources LLC filed a civil claim in the Supreme Court of British Columbia, Vancouver Registry, captioned American Metal Inc. and American Metal Resources LLC v. TMC The Metals Company Inc. and The Metals Company USA LLC, No. S260335. The notice of civil claim alleged various causes of action, including tortious intimidation, breach of contract, breach of confidence and breach of the duty of honest performance, arising from discussions between the parties regarding potential collaboration and the submission of applications for deep seabed mineral exploration licenses to the United States NOAA. The plaintiffs sought damages and other relief, including a declaration and constructive trust in respect of any exploration licenses awarded to TMC USA. On March 3, 2026, we filed a response to civil claim denying the material allegations in the notice of civil claim, together with a counterclaim against Robert Heydon, American Metal Inc. and American Metal Resources LLC alleging, among other things, breach of contract, breach of confidence, breach of fiduciary duty, inducement of breach of contract and related claims arising from the alleged misuse of the Company’s confidential information in connection with competing license applications. In June 2026, without any admission of liability by any party, we entered into a settlement deed with American Metal Inc., American Metal Resources LLC, Robert Heydon and certain of his affiliated parties resolving this action, pursuant to which the parties agreed to the consent dismissal, without costs to any party, of the civil claim and our counterclaim, together with mutual releases of related claims. This matter is now concluded.

On May 18, 2026, NORI and TOML each issued a Notice of Dispute to the ISA concerning the ISA’s inquiries into their possible non-compliance with their exploration contracts. By Applications filed on June 5, 2026, each instituted proceedings against the ISA, together with a request for provisional measures, before the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea, captioned Nauru Ocean Resources Inc. v. International Seabed Authority, Case No. 34, and Tonga Offshore Mining Ltd. v. International Seabed Authority, Case No. 35. On July 18, 2026, the Chamber prescribed provisional measures in both proceedings; the merits remain to be briefed and heard. The relief sought is declaratory and injunctive rather than monetary, and no damages have been claimed or awarded. For a description of these proceedings and of related developments concerning NORI’s and TOML’s exploration contracts, see Note 17 to our unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which description is incorporated into this Item 1 by reference.

ITEM 1A.  RISK FACTORS.

You should carefully review and consider the information regarding certain factors that could materially affect our business, consolidated financial condition or results of operations set forth under Item 1A. Risk Factors in our 2025 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Except as set forth below, there have been no material changes from or additions to the risk factors disclosed in those reports. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

The ISA’s inquiry into the possible non-compliance of NORI and TOML with their exploration contracts, and the related proceedings before the Seabed Disputes Chamber, could adversely affect our rights under the ISA regime.

In March 2026, the ISA identified our subsidiaries NORI and TOML as contractors requiring specific attention for possible non-compliance with their exploration contracts. NORI and TOML maintain that they have complied with their contractual obligations and have each instituted proceedings against the ISA before the Seabed Disputes Chamber challenging the process by which the inquiry is being conducted.

On July 18, 2026, the Chamber prescribed provisional measures in both proceedings. Those orders are interim, do not prejudge the merits, and did not suspend the inquiries, which the ISA remains able to continue in accordance with the applicable legal framework, including rules of due process. There is no assurance that the Chamber will find in favor of NORI or TOML on the merits, that the ISA will comply with the provisional measures, or that a final decision would afford effective relief.

The timing of the merits phase is uncertain and may extend well beyond our current expectations. The ISA has asked the Chamber to defer its defense on the merits to March 30, 2027 and, if that request is granted, the merits would not be heard before the second half of 2027 at the earliest. We expect to continue to incur legal costs while the proceedings continue, and prolonged uncertainty may adversely affect our relationships with the ISA, our sponsoring States and our commercial partners.

An adverse outcome in the inquiry could result in findings of non-compliance and in remedial measures, sanctions or other action by the ISA in respect of the exploration contracts, including, in certain circumstances, their suspension or termination. The Council of the ISA’s approval of a five-year extension of NORI’s exploration contract is stated to be without prejudice to any findings arising from the inquiry. An adverse outcome could also affect the extension of TOML’s exploration contract and our ability to obtain a contract for exploitation from the ISA.

In addition, TOML’s exploration contract is due to expire on January 11, 2027, before the LTC is scheduled to consider its extension application, and TOML expects the contract to be deemed extended from January 12, 2027 under the transitional provision of the ISA’s extension procedures. If the ISA were to take a different view of the application of that provision, or if either extension were denied or delayed, our exploration rights could lapse or be interrupted, which could adversely affect our sponsorship arrangements with Naoero and Tonga and have a material adverse effect on our business, financial condition and prospects.

If we are unable to implement and maintain effective internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and we may face litigation.

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, and are required to implement and maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Under Section 404(a) of the Sarbanes-Oxley Act, our management is required to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for each fiscal year. Based on our capitalization and share price as of June 30, 2026, we expect to transition to “large-accelerated filer” status for the year ending December 31, 2026. As a result, we expect to be subject to Section 404(b) of the Sarbanes-Oxley Act, which will require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in the Annual Report on Form 10-K for the year ending December 31, 2026, among other additional requirements. Compliance with Section 404(b) of the Sarbanes-Oxley Act will result in increased costs and expenses and will divert management resources from other matters. If we are unable to assert that our internal control over financial reporting is effective, or, if required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common shares could be adversely affected. In addition, any misstatement in our financial information caused by a material weakness could lead to shareholder litigation that could have a material adverse effect on our business or financial condition. For example, we have previously identified and remediated material weaknesses in our internal control over financial reporting. Certain of these material weaknesses caused us to restate financial information and resulted in shareholder litigation against us. There is no guarantee we will be able to maintain effective internal controls in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Issuance of Common Shares to Allseas

On May 11, 2026, the Company entered into the Contract for Development Work and Commercial Production (the “Agreement”) with Allseas Deepsea Marine Contractors, a subsidiary of Allseas.

Pursuant to the Agreement, on July 2, 2026 the Company issued to Allseas Group S.A. at the direction of Allseas Deepsea Marine Contractors as the counterparty under the Agreement, 7,305,567 common shares (the “Shares”) in settlement of the March 31, 2026 amount owing of $32.8 million for development work previously performed by Allseas Group S.A. and its affiliates in connection with the nodule collection system, $7.9 million on the remeasurement of initial costs to be settled in equity and an additional $2.5 million of initial costs as negotiated. A final share settlement of additional costs up to the date of this Agreement is to be completed in accordance with the terms of the Agreement. The final Share Settlement Amount and corresponding number of Shares are subject to determination in accordance with the terms of the Agreement and have not been finally determined as of the date of this Quarterly Report. As prescribed in the Agreement, the settlement in shares was calculated using a VWAP over the 20 trading days preceding the effective date as stipulated in the Agreement, less a discount. Pursuant to the Agreement, costs incurred up to the signing of this Agreement, not yet invoiced by Allseas, will be payable in any event, which the Company expects to settle in cash through production revenues, in accordance with the terms of the Agreement.

The Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Allseas is a sophisticated investor and the Company’s largest strategic shareholder. The Shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1†	Contract For Development Work and Commercial Production, dated May 11, 2026, with Allseas Deepsea Marine Contractors		Form 10-Q (Exhibit 10.1)	May 14, 2026	001-39281
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TMC THE METALS COMPANY INC.

Date: August 13, 2026	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: August 13, 2026	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer