Form 10-Q
period 2026-09-30
TMC the metals Co Inc.
filed 2026-11-12
CIK 1798562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___ to ___
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2026, the registrant had 441,291,524 common shares outstanding.

TMC THE METALS COMPANY INC.
FORM 10-Q
For the quarterly period ended September 30, 2026

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “we,” “us,” “our,” the “Company” and “TMC” mean TMC the metals company Inc. and our subsidiaries, while km2 means square kilometers. TMC is incorporated under the laws of the province of British Columbia, Canada. The Company’s common shares trade on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “TMC.” Our principal operating subsidiaries are The Metals Company USA, LLC (“TMC USA”), Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”). The “USA-A Application” means TMC USA’s consolidated application for an exploration license and commercial recovery permit over the USA-A area, and the “USA-B Application” means TMC USA’s exploration license application over the USA-B area, each filed with the National Oceanic and Atmospheric Administration (“NOAA”) under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events, our future operations or financial performance, or our plans, strategies and prospects. These statements are based on the beliefs and assumptions of our management. Although we believe that the plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve them. Statements that are not historical facts are forward-looking statements and may be identified by words such as “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends”, the negative of these terms, or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:
•the commercial and technical feasibility of seafloor polymetallic nodule collection and processing;
•our and our partners’ development and operational plans, including where and how polymetallic nodules will be collected and processed, the expected environmental, social and other impacts of those activities and our plans to assess them, and our commercialization plans;
•supply and demand for and future prices of, nickel, cobalt, copper and manganese ores and their end uses;
•the timing and outcome of NOAA’s review of the USA-A Consolidated Application and the USA-B Application, including certification, the environmental review and public comment process, and NOAA’s final determination whether to issue the requested licenses and permit and on what terms;
•the extension of TOML’s exploration contract with the International Seabed Authority (the “ISA”) and the receipt of any exploitation contract from the ISA;
•the outcome and timing of the ISA’s inquiry into the possible non-compliance of NORI and TOML with their exploration contracts and of the related proceedings before the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea (the “Chamber”);
•the outcome and timing of the litigation challenging NOAA’s certification of the USA-B Application, including whether TMC USA seeks and is permitted to intervene in that litigation;

•international and national regulation of deep seabed mineral recovery in the high seas and changes in mining laws and regulations;
•technical, operational, environmental, social and other risks of developing and deploying equipment to collect and transport polymetallic nodules at sea, and to process them on land;
•the sources and timing of potential revenue as well as the timing and amount of estimated future production, costs of production, other expenses, capital expenditures and requirements for additional capital;
•cash flow provided by operating activities;
•the expected activities of our partners under our key strategic relationships;

•the sufficiency of our cash to meet our working capital and capital expenditure requirements, our need for additional financing and our ability to continue as a going concern;
•our ability to raise financing in the future, the nature of any such financing and our plans with respect thereto;
•any litigation to which we are a party;
•claims and limitations on insurance coverage;
•geological, metallurgical and geotechnical studies and opinions;
•mineral reserve and resource estimates, and our ability to declare additional mineral reserves;
•our status as a passive foreign investment company; and
•our expected financial performance.
These forward-looking statements are based on information available as of the date of this Quarterly Report and on current expectations, forecasts and assumptions, and involve judgments, risks and uncertainties. Important factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include those described under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “2025 Annual Report on Form 10-K”), and in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 14, 2026 and August 13, 2026, respectively, and in Part II, Item 1A of this Quarterly Report. New risks emerge from time to time, and we cannot predict all of them or assess their impact on our business. In particular, NOAA’s review of the USA-A Application and the USA-B Application may result in conditions, delays or denial at the certification or environmental review stage, and NOAA may determine not to issue the requested licenses or permit. NOAA’s consolidated application process is untested, the USA-A Application is the first application submitted under it, and NOAA’s actions may be challenged in U.S. courts by third parties. NOAA’s determination that the USA-A Application is in full compliance with DSHMRA, its certification of the USA-B Application and its publication of notices in the Federal Register are procedural milestones and do not constitute approval or issuance of any license or permit. Forward-looking statements are not guarantees of performance, speak only as of the date of this Quarterly Report and are qualified in their entirety by these cautionary statements, and you should not place undue reliance on them. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

TMC the metals company Inc.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars, except share amounts)
(Unaudited)

ASSETS	Note	As at September 30, 2026	As at December 31, 2025
Current
Cash		$79,260	$117,633
Receivables and prepayments		2,394	3,049
		81,654	120,682
Non-current
Exploration assets		42,951	42,951
Equipment		402	519
Software development costs		2,347	2,125
Right-of-use asset	6	477	1,907
Investments	7	31,713	13,447
		77,890	60,949

TOTAL ASSETS		$159,544	$181,631

LIABILITIES
Current
Accounts payable and accrued liabilities	11	$52,581	$46,048
Warrant liability	12	—	13,351
		52,581	59,399
Non-current
Deferred tax liability		10,675	10,675
Royalty liability	8	140,000	145,000
		150,675	155,675

TOTAL LIABILITIES		$203,256	$215,074

EQUITY
Common shares (unlimited shares, no par value – issued: 441,291,524 (December 31, 2025–422,966,333))		751,611	681,343
Additional paid-in capital		266,242	237,696
Accumulated other comprehensive loss		(1,203)	(1,203)
Deficit		(1,060,362)	(951,279)
TOTAL EQUITY		(43,712)	(33,443)

TOTAL LIABILITIES AND EQUITY		$159,544	$181,631
Nature of Operations (Note 1)
Contingent Liabilities (Note 17)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025
Operating expenses
Exploration and evaluation expenses	9	$23,538	$9,633	$92,883	$29,644
General and administrative expenses	10	9,506	45,726	45,860	65,705
Operating loss		33,044	55,359	138,743	95,349

Other items
Charge on Allseas settlement	6	—	—	7,868	—
Naoero and Tonga warrant cost		—	4,977	—	38,056
Equity-accounted investment loss (income)	7	4,853	492	9,376	438
Gain on dilution of investment	7	(3,834)	(2,967)	(26,905)	(2,967)
Change in fair value of royalty liability	8	(5,000)	131,000	(5,000)	131,000
Change in fair value of warrant liability	12	(527)	(3,852)	(13,351)	12,818
Foreign exchange loss (gain)		(30)	43	(866)	3,599
Interest income		(906)	(1,339)	(3,082)	(1,505)
Fees and interest on borrowings and credit facilities	16	720	681	2,099	2,535

Loss and comprehensive loss for the period, before tax		$28,320	$184,394	$108,882	$279,323

Income tax expense		41	123	201	123

Net loss and comprehensive loss for the period, after tax		$28,361	$184,517	$109,083	$279,446

Net loss per share
- Basic and diluted		$0.06	$0.46	$0.25	$0.75

Weighted average number of common shares outstanding – basic and diluted		440,992,646	405,506,978	433,563,803	372,713,658
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares		Preferred Shares	Special Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Three months ended September 30, 2026	Shares	Amount
July 1, 2026	433,726,201	$707,361	$—	$—	$298,406	$(1,203)	$(1,032,001)	$(27,437)
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	259,756	1,074	—	—	(1,074)	—	—	—
Allseas obligation settled with equity (Note 6)	7,305,567	43,176	—	—	(43,176)	—	—	—
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	12,086	—	—	12,086
Loss for the period	—	—	—	—	—	—	(28,361)	(28,361)
September 30, 2026	441,291,524	$751,611	$—	$—	$266,242	$(1,203)	$(1,060,362)	$(43,712)

	Common Shares		Preferred Shares	Special Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Three months ended September 30, 2025	Shares	Amount
July 1, 2025	397,155,318	$606,246	$—	$—	$203,181	$(1,203)	$(726,364)	$81,860
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses	3,333,334	6,509	—	—	461	—	—	6,970
Exercise of Class A warrants	1,638,270	4,743	—	—	(4,743)	—	—	—
Exercise of Class B warrants	2,525,000	7,778	—	—	(2,778)	—	—	5,000
Conversion of restricted share units, net of shares withheld for taxes	704,491	3,467	—	—	(3,467)	—	—	—
Exercise of stock options	3,498,760	10,110	—	—	(7,989)	—	—	2,121
Naoero and Tonga warrant cost	—	—	—	—	4,977	—	—	4,977
Share-based compensation and expenses settled with equity	—	—	—	—	42,965	—	—	42,965
Loss for the period	—	—	—	—	—	—	(184,517)	(184,517)
September 30, 2025	408,855,173	$638,853	$—	$—	$232,607	$(1,203)	$(910,881)	$(40,624)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.
Condensed Consolidated Statements of Changes in Equity
(in thousands of U.S. dollars, except share amounts)
(Unaudited)

	Common Shares		Preferred Shares	Special Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Nine months ended September 30, 2026	Shares	Amount
January 1, 2026	422,966,333	$681,343	$—	$—	$237,696	$(1,203)	$(951,279)	$(33,443)
Conversion of restricted share units, net of shares withheld for taxes (Note 13)	8,949,307	16,762	—	—	(16,762)	—	—	—
Exercise of stock options (Note 13)	2,045,126	10,248	—	—	(7,529)	—	—	2,719
Share purchase under Employee Stock Purchase Plan (Note 13)	25,191	82	—	—	(26)	—	—	56
Allseas obligation settled with equity (Note 6)	7,305,567	43,176	—	—	—	—	—	43,176
Share-based compensation and expenses settled with equity (Note 13)	—	—	—	—	52,863	—	—	52,863
Loss for the period	—	—	—	—	—	—	(109,083)	(109,083)
September 30, 2026	441,291,524	$751,611	$—	$—	$266,242	$(1,203)	$(1,060,362)	$(43,712)

	Common Shares		Preferred Shares	Special Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Nine months ended September 30, 2025	Shares	Amount
January 1, 2025	340,708,460	$477,217	$—	$—	$138,303	$(1,203)	$(631,435)	$(17,118)
Issuance of shares and warrants to Korea Zinc, net of expenses	19,623,376	71,686	—	—	13,432	—	—	85,118
Issuance of shares and warrants under 2025 Registered Direct Offering, net of expenses	12,333,334	24,149	—	—	12,548	—	—	36,697
Issuance of shares and warrants under 2024 Registered Direct Offering, net of expenses	5,000,000	2,237	—	—	2,763	—	—	5,000
Shares issued from ATM	7,542,996	14,784	—	—	—	—	—	14,784
Exercise of Class A warrants	1,888,270	5,467	—	—	(1,690)	—	—	3,777
Exercise of Class B warrants	7,358,096	14,229	—	—	(6,579)	—	—	7,650
Conversion of restricted share units, net of shares withheld for taxes	10,177,224	17,509	—	—	(17,509)	—	—	—
Exercise of stock options	4,210,884	11,563	—	—	(8,980)	—	—	2,583
Share purchase under Employee Stock Purchase Plan	12,533	12	—	—	(2)	—	—	10
Naoero and Tonga warrant cost	—	—	—	—	38,056	—	—	38,056
Share-based compensation and expenses settled with equity	—	—	—	—	62,265	—	—	62,265
Loss for the period	—	—	—	—	—	—	(279,446)	(279,446)
September 30, 2025	408,855,173	$638,853	$—	$—	$232,607	$(1,203)	$(910,881)	$(40,624)
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)
(Unaudited)

	Note	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash used in operating activities
Loss for the period		$(109,083)	$(279,446)
Items not affecting cash:
Naoero and Tonga warrant cost		—	38,056
Amortization		117	173
Lease expense	6	1,430	1,430
Allseas obligation settled with equity	6	35,308	—
Charge on Allseas settlement	6	7,868	—
Share-based compensation and expenses settled with equity	13	52,863	62,265
Equity-accounted investment loss (income)	7	9,376	438
Gain on dilution of investment	7	(26,905)	(2,967)
Change in fair value of royalty liability		(5,000)	131,000
Change in fair value of warrant liability	12	(13,351)	12,818
Unrealized foreign exchange movement		(987)	3,451
Interest paid on amounts drawn from credit facilities and short-term debt		—	(823)
Changes in working capital:
Receivables and prepayments		655	284
Accounts payable and accrued liabilities		7,565	1,825
Net cash used in operating activities		(40,144)	(31,496)

Investing activities
Investment in investee	7	(1,000)	—
Acquisition of equipment and software		(128)	(140)
Proceeds from investee distribution	7	263	346
Net cash (used in) generated from investing activities		(865)	206

Financing activities
Proceeds from Korea Zinc Private Placement		—	85,165
Proceeds from Registered Direct Offerings		—	42,000
Expenses paid for Registered Direct Offerings		—	(719)
Proceeds from shares issued from ATM		—	14,784
Proceeds from exercise of Class A warrants		—	3,777
Proceeds from exercise of Class B warrants		—	7,650
Repayment of drawn amount on credit facilities		—	(4,275)
Repayment of Allseas Working Capital Loan		—	(7,500)
Proceeds from exercise of stock options	13	2,719	2,583
Proceeds from Employee Stock Purchase Plan	13	56	10
Net cash provided by financing activities		2,775	143,475

(Decrease) increase in cash		$(38,234)	112,185
Impact of exchange rate changes on cash		(139)	(17)
Cash - beginning of period		117,633	3,480
Cash - end of period		$79,260	115,648
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
1.    Nature of Operations
TMC the metals company Inc. (“TMC” or the “Company”) was incorporated as a Cayman Islands exempted company limited by shares on December 18, 2019 (formerly “Sustainable Opportunities Acquisition Corp.” or “SOAC”). On September 9, 2021, the Company completed its business combination with DeepGreen Metals Inc. that was established in 2011 (the “Business Combination”) and continued as a corporation under the laws of the province of British Columbia, Canada. Effective January 1, 2026, the Company amalgamated with its wholly-owned subsidiary DeepGreen Metals ULC, continuing as “TMC the metals company Inc.” The Company’s registered and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, Canada, V6E 2J3. The Company’s common shares are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker “TMC.”
The Company is a developer of critical metals essential to energy, defense, manufacturing and infrastructure. The Company has been primarily focused on polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone in the Pacific Ocean (the “CCZ”), approximately 1,500 miles (2,400 kilometers) southwest of San Diego, California. These nodules contain high grades of nickel, copper, cobalt and manganese, as well as rare earth elements, which the Company plans to process into nickel-, cobalt- and copper-bearing intermediate and high-purity refined metal products and a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore.
The Company’s wholly-owned subsidiary, The Metals Company USA, LLC (“TMC USA”), has two applications pending with the National Oceanic and Atmospheric Administration (“NOAA”) under the Deep Seabed Hard Mineral Resources Act of 1980 (“DSHMRA”): a consolidated application for an exploration license and commercial recovery permit over approximately 65,000 square kilometers in the USA-A area of the CCZ, submitted on January 22, 2026 (the “USA-A Application”), and an exploration license application over approximately 122,000 square kilometers in the USA-B area, submitted on April 28, 2025 (the “USA-B Application”). In April 2025, TMC USA originally submitted separate applications for an exploration license and a commercial recovery permit covering the USA-A area. Following NOAA’s adoption of revised regulations in January 2026 permitting consolidated applications, the USA-A Application superseded those earlier applications and increased the proposed commercial recovery area from approximately 25,000 to approximately 65,000 square kilometers. NOAA determined that the USA-A Application was in full compliance with DSHMRA requirements on April 28, 2026 and published it in the Federal Register on August 19, 2026, and the USA-A Application is now in the certification stage. NOAA determined that the USA-B Application was in substantial compliance with DSHMRA requirements on May 28, 2025 and in full compliance on August 11, 2025. NOAA published notice of the USA-B Application in the Federal Register on December 23, 2025, followed by a public comment period and public hearings in January 2026. NOAA certified the USA-B Application on May 26, 2026 and, on August 17, 2026, published in the Federal Register a Notice of Intent to prepare an Environmental Impact Statement (“EIS”) for it. Issuance of any license or permit remains subject to completion of NOAA’s review, including, for the USA-A Application, certification and, for each application, an EIS, a public comment period and NOAA’s final determination. On September 30, 2026, two non-governmental organizations filed suit against NOAA in the United States District Court for the District of Hawaii challenging NOAA’s certification of the USA-B Application and seeking an order vacating that certification. Neither the Company nor TMC USA is named as a defendant and no damages are sought from the Company or any of its subsidiaries.

The Company’s wholly-owned subsidiaries Nauru Ocean Resources Inc. (“NORI”) and Tonga Offshore Mining Limited (“TOML”) hold exploration contracts granted by the International Seabed Authority (the “ISA”). On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s exploration contract to July 21, 2031. TOML has applied for a five-year extension of its exploration contract, which is due to expire on January 11, 2027. The ISA is conducting an inquiry into the possible non-compliance of NORI and TOML with their exploration contracts, which NORI and TOML dispute and have challenged before the Seabed Disputes Chamber of the International Tribunal for the Law of the Sea (Note 17).

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
The realization of the Company’s assets and attainment of profitable operations depend on, among other things, obtaining financing to complete the commercial nodule collection system and to scale up the processing technology for polymetallic nodules to commercial levels, establishing mineable reserves, the commercial and technical feasibility of seafloor polymetallic nodule collection and processing, metal prices, and obtaining regulatory approvals and permits for commercial operations. The outcome of these matters depends on future events, some of which are outside the Company’s control.
2.    Basis of Presentation
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by U.S. GAAP for annual financial statements have been condensed or omitted. In management’s opinion, these unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position, results of operations, comprehensive loss, changes in shareholders' equity and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2025. The Company has applied the same accounting policies as in the prior year.
3.    Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Significant estimates and assumptions reflected in these condensed consolidated interim financial statements include, but are not limited to, the evaluation of going concern, the valuation of share-based payments, including valuation of stock options (Note 13) and the valuation of the royalty liability (Note 8). Actual results could differ materially from those estimates.
4.    Fair Value of Financial Instruments
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
The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. In accordance with U.S. GAAP, the Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.
•Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
•Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026 and 2025.
As at September 30, 2026 and December 31, 2025, the carrying values of cash, receivables, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The royalty liability is recorded at fair value (Note 8), as were the Private Warrants until their expiry on September 9, 2026 (Note 12).

5.    Recent Accounting Pronouncements Not Yet Effective
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to improve disclosures about the nature of expenses within line items on the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and subsequent interim periods; however, early adoption is permitted. The amendments in this update should be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
6.    Strategic Alliance with Allseas and Affiliates
On May 11, 2026, the Company and Allseas Deepsea Marine Contractors (“Allseas Deepsea”), a wholly-owned subsidiary of Allseas Group S.A. (“Allseas”), entered into a Contract for Development Work and Commercial Production (the “Allseas Agreement”) to complete the development of, and operate, the commercial nodule collection system (the “Hidden Gem System”) for the Company’s planned offshore polymetallic nodule operations. The Allseas Agreement supersedes the strategic alliance agreement entered into between the Company and Allseas on March 29, 2019 and the non-binding term sheet entered into between NORI and Allseas on March 16, 2022.

Under the Allseas Agreement, 50% of the engineering, project management and vessel use costs (including lay-up costs) incurred by Allseas before March 30, 2026, and 50% of additional negotiated costs, are settled through the issuance of the Company’s common shares, with the remaining 50% repayable through a production-based repayment mechanism (the “Deferred Amounts”). The Company accounted for the share-settled portion as a forward contract, with the number of shares determined using a 10% discount to the 20-trading-day volume-weighted average price ending on March 30, 2026. On execution of the Allseas Agreement, the Company remeasured the share-settled obligation, resulting in a $7.9 million charge recorded as Charge on Allseas settlement in the second quarter of 2026. In the second quarter of 2026, the Company recognized Deferred Amounts of $33.8 million as a liability, with corresponding expenses of $32.8 million for costs incurred through March 30, 2026 and $1.9 million of additional negotiated initial costs recorded as an expense in mining, technological and process development within exploration and evaluation expenses (Note 9), net of foreign exchange revaluation adjustments. The Deferred Amounts are repayable whether or not commercial production commences and become payable on expiration or termination of the Allseas Agreement. On July 2, 2026, the Company issued 7,305,567 common shares to Allseas, at the direction of

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
Allseas Deepsea, in settlement of the share-settled obligation amounting to $43.2 million comprising $32.8 million owing as at March 31, 2026, $7.9 million from the remeasurement of the share-settled obligation and $2.5 million of additional negotiated initial costs recorded as an expense in mining, technological and process development within exploration and evaluation expenses (Note 9).

Under the Allseas Agreement, Allseas Deepsea provides engineering, project management, procurement, construction, vessel modification, system integration, testing, commissioning, mobilization and operational services for the Hidden Gem System, production vessel and related collection and support systems before commercial production commences, and operating, maintenance, marine transportation and related services after commercial production commences. The Company reimburses Allseas Deepsea for eligible development costs under approved work plans and budgets, with cash payments limited to 50% of the estimated total costs and the remaining amounts deferred and repayable based on future commercial production volumes.

The Allseas Agreement has an initial term ending five years after commercial production commences. Thereafter, the parties will negotiate successive extension terms and, until revised terms are agreed or the Allseas Agreement is terminated, commercial production continues on the existing terms. Commencement of commercial production is subject to, among other things, receipt of a commercial recovery permit from NOAA, completion and acceptance of the Hidden Gem System and approval of the applicable commercial production work plan and budget.

During the three and nine months ended September 30, 2026, under the Allseas Agreement signed in the second quarter of 2026, Allseas Deepsea provided engineering, project management and vessel services, including lay-up and transit costs, totaling $8.1 million and $12.8 million, respectively, recorded in mining, technological and process development within exploration and evaluation expenses (Note 9) (for the three and nine months ended September 30, 2025, Allseas provided engineering, project management and vessel services amounting to $0.5 million and $3.7 million, respectively, under the non-binding term sheet).

Exclusive Vessel Use Agreement with Allseas
On August 1, 2023, the Company entered into an Exclusive Vessel Use Agreement with Allseas granting the Company exclusive use of the Hidden Gem vessel to develop the commercial nodule collection system until the earlier of the system’s completion and December 31, 2026. Allseas may terminate the agreement on specified insolvency-related events affecting the Company.

For the three and nine months ended September 30, 2026, the Company recognized lease expense of $0.5 million and $1.4 million, respectively, in exploration and evaluation expenses (three and nine months ended September 30, 2025: $0.5 million and $1.4 million, respectively).

Right-of-use Asset
Balance as at December 31, 2024	$3,814
Lease expense during the year	(1,907)
Balance as at December 31, 2025	$1,907
Lease expense during the period	(1,430)
Balance as at September 30, 2026	$477
2023 Credit Facility
The Company’s unsecured credit facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, was cancelled on March 24, 2025. The Company’s only remaining obligation is $2 million in underutilization fees, recorded in accrued liabilities as at September 30, 2026.

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
Other
As at September 30, 2026, the total amount payable to Allseas and its affiliates was $40.8 million, which was recorded in accounts payable and accrued liabilities (Note 11) (December 31, 2025: $34.2 million, recorded as accrued liabilities). As at September 30, 2026, Allseas and its affiliates owned 63.4 million common shares of the Company, representing 14.4% of outstanding common shares (December 31, 2025: 56.1 million common shares, or 13.3%).
7.    Investments
The table below summarizes the changes in the Company’s investments during the period:

	The Metals Royalty Company	1554997 B.C. Ltd.	Total
Investment as at December 31, 2024	$8,203	$—	$8,203
Spin-out transaction	(3,739)	3,739	—
Return of capital	(346)	(346)	(692)
Dilution gain	5,649	—	5,649
Equity-accounted investment gain for the year ended 2025	287	—	287
Investments as at December 31, 2025	$10,054	$3,393	$13,447
Purchase of additional investment	1,000	—	1,000
Equity-accounted investment loss for the period	(9,216)	(160)	(9,376)
Dilution gain	26,905	—	26,905
Return of capital	—	(263)	(263)
Investments as at September 30, 2026	$28,743	$2,970	$31,713
Investment in TMCR
On February 21, 2023, the Company and its wholly-owned subsidiary, NORI, entered into an investment agreement with The Metals Royalty Company Inc. (formerly Low Carbon Royalties) (“TMCR”) under which NORI contributed a 2% gross overriding royalty on the NORI project area in the CCZ (the “NORI Royalty”) (Note 8) to TMCR in exchange for common shares in TMCR and cash. The 5 million contingent value rights issued to NORI under that agreement expired when TMCR began trading on Nasdaq in the second quarter of 2026.
On May 6, 2026, TMCR agreed to acquire a 1% index-priced gross overriding production royalty, with a revenue floor, over an iron ore project in Nashwauk, Minnesota, with an option to acquire an additional 1% royalty, in each case for $132.5 million. The initial acquisition closed on June 1, 2026, for $125.0 million in cash and $7.5 million in TMCR common shares with the cash consideration funded through a combination of a private placement, borrowings under a senior secured credit facility and a portion of the previously paid transaction deposit. On August 24, 2026, TMCR completed the acquisition of the additional 1% royalty for $105.0 million in cash and $27.5 million in TMCR common shares, based on a contractual reference price of $6.30 per share. TMCR may also be required to issue additional common shares as top-up consideration if its five-day volume-weighted average share price on August 24, 2027 is below $6.00 per share. The cash consideration was funded primarily through TMCR's issuance of $140.0 million of convertible notes and a $25.0 million term loan, the proceeds of which were also used to repay TMCR’s existing senior secured credit facility in full.
During the three and nine months ended September 30, 2026, TMCR issued 5,406,148 and 16,524,245 common shares, respectively, in connection with an equity offering, share-based compensation and its royalty acquisitions. In the second quarter of 2026, the Company acquired 76,923 TMCR shares for $1 million under the equity offering. As TMCR issued shares at prices above the carrying amount per share of the Company’s investment, the Company recorded dilution gains of $3.8 million and $26.9 million for the three and nine months ended September 30, 2026, respectively, and its ownership interest in TMCR decreased from 27.2% to 20.6% (December 31, 2025: 27.2%). The

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
Company has representation on TMCR's board of directors, providing the Company with the ability to exercise significant influence over TMCR’s operating and financial activities. Accordingly, the Company’s investment in TMCR is accounted for under the equity method in accordance with ASC 323 (Investments).

For the three and nine months ended September 30, 2026, the Company’s share of TMCR's net loss was $4.9 million and $9.2 million, respectively (three and nine months ended September 30, 2025, the Company’s share of TMCR’s net loss was: $0.5 million and $0.4 million, respectively).
As at September 30, 2026, TMCR had outstanding convertible notes convertible into approximately 16.2 million common shares, subject to adjustment, 500,000 warrants to purchase TMCR's common shares, 1,876,000 stock options and 5,407,938 restricted share units outstanding and may be required to issue additional common shares as top-up consideration in August 2027. The issuance of shares under these instruments may significantly affect the Company’s ownership interest and share of TMCR’s future results.
Subsequent to September 30, 2026, TMCR’s share price has decreased significantly as compared to the share price as of September 30, 2026, which may be indicative of an other-than-temporary impairment if the fair value of the Company’s investment in TMCR is less than its carrying value. The fair value of the Company’s investment in TMCR has decreased in excess of 10.0% of its carrying value through the date of this filing. An impairment charge for an other-than-temporary impairment is recognized in earnings and is measured as the difference between the carrying amount and the fair value of the equity method investment as of the balance sheet date. During the quarter ending December 31, 2026, the Company will continue to evaluate whether there is an other-than-temporary impairment of its investment in TMCR.

Investment in 1554997 B.C. Ltd.
In the fourth quarter of 2025, TMCR transferred its oil and gas royalty assets to 1554997 B.C. Ltd. in exchange for shares of 1554997 B.C. Ltd. The Company holds a 27.2% ownership interest in 1554997 B.C. Ltd. (December 31, 2025: 27.2%) and has representation on the board of directors of 1554997 B.C. Ltd., providing the Company with the ability to exercise significant influence over 1554997 B.C. Ltd.’s operating and financial activities. Accordingly, the investment is accounted for under the equity method in accordance with ASC 323 (Investments).

The Company records its share of 1554997 B.C. Ltd.'s results on a one-quarter reporting lag. Accordingly, the Company's results for the three and nine months ended September 30, 2026, include its share of 1554997 B.C. Ltd.’s results for the three months ended June 30, 2026 and for the period from December 18, 2025, to June 30, 2026, respectively, being equity method income of $88 thousand for the three months ended September 30, 2026, and equity method losses of $160 thousand for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, 1554997 B.C. Ltd. declared and paid a return of capital of $0.008 per share and $0.019 per share, amounting to $0.1 million and $0.3 million, respectively.

8.    Royalty Liability
The NORI Royalty (Note 7) was recorded as a royalty liability in the consolidated Balance Sheets in accordance with ASC 470, Debt, and the Company accounts for it at fair value through profit and loss. The fair value of royalty on NORI Areas A to C was determined using a market approach based on recent royalty transactions involving metals similar to those contained in NORI’s polymetallic nodules, and was estimated at $17 million. As at September 30, 2026, the Company compared the specific characteristics of these transactions and estimated the fair value for Areas A to C. The fair value of the royalty on the NORI Area D was determined using an income approach based on the NORI-D prefeasibility study filed in August 2025, using significant assumptions with respect to a discount rate range of approximately 10.0% - 11.1%, forward metal prices of nickel, cobalt, copper and manganese, production levels, repurchase options and certain operational matters that include permitting and project timelines, and was estimated at $123 million as at September 30, 2026. The current period non-cash gain was primarily driven by an increase in the

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
risk-free rate component of the discount rate used to value the NORI-D royalty liability, which lowered the present value of the expected future royalty payments.

Royalty liability
Royalty liability as at December 31, 2025	$145,000
Decrease in fair value of Royalty liability	(5,000)
Royalty liability as at September 30, 2026	$140,000

9.    Exploration and Evaluation Expenses
The detail of exploration and evaluation expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Environmental studies	$401	$303	$1,141	$3,399
Exploration labor (1)	2,645	2,502	8,455	7,690
Share-based compensation (Note 13)	6,686	4,262	18,545	9,515
Mining, technological and process development (2)	8,674	1,211	52,758	5,714
Feasibility and Prefeasibility studies	2,810	359	7,223	862
Sponsorship, training and stakeholder engagement	2,053	928	4,032	2,167
Other	269	68	729	297
	$23,538	$9,633	$92,883	$29,644
______________________________________________________________
(1)Reflects underlying project-related work performed by the Company’s personnel.
(2)Nine months ended September 30, 2026, includes $32.8 million payable to Allseas for costs incurred before March 30, 2026 and $4.4 million of additional negotiated initial costs under the Allseas Agreement, each recorded in the second quarter of 2026 (Note 6).
10.    General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Professional and consulting fees (1)	$1,234	$4,603	$6,470	$11,678
Investor relations	454	806	1,495	1,493
Office and sundry	738	511	1,808	1,499
Salaries and wages (2)	1,485	1,233	4,936	4,039
Director fees	180	180	543	580
Share-based compensation (Note 13)(3)	5,175	37,873	29,704	45,343
Transfer agent and filing fees	86	210	335	424
Travel and other expenses	154	310	569	649
	$9,506	$45,726	$45,860	$65,705
______________________________________________________________

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
(1)During the three and nine months ended September 30, 2026, professional and consulting fees include $0.2 million and $0.9 million, respectively, of expenses settled with restricted share units ("RSUs") (three and nine months ended September 30, 2025: $0.7 million and $2.7 million, respectively) (Note 13).
(2)Reflects underlying corporate-related activities performed by the Company’s personnel.
(3)Three months and nine months ended September 30, 2025 includes $34.7 million related to 6,500,000 options and 11,915,676 RSUs granted to certain directors and a consultant on August 28, 2025.

11.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

	September 30 2026	December 31 2025
Accounts payable	$6,121	$2,277
Accrued liabilities (1) (2)	46,460	43,771
	$52,581	$46,048
______________________________________________________________
(1)Includes underutilization fees payable to the 2024 Lenders under the 2024 Credit Facility (Note 16) amounting to $0.7 million in both periods and $2.6 million payable to Allseas (Note 6).
(2)As at September 30, 2026, accrued liabilities totaled $46.5 million (December 31, 2025: $43.8 million), of which $38.2 million relates to Allseas (Note 6) (December 31, 2025: $34.2 million).
12.  Warrants
Public Warrants
On September 9, 2026, the 15,000,000 common share warrants issued as part of the units offered in the initial public offering of SOAC (the “Public Warrants”), each exercisable at $11.50 per share, expired unexercised (December 31, 2025: 15,000,000 outstanding).

The $19.5 million fair value of the Public Warrants was recorded in additional paid-in capital (December 31, 2025: $19.5 million).

Private Warrants
On September 9, 2026, the 9,500,000 private placement warrants issued to Sustainable Opportunities Holdings LLC (the "Private Warrants"), each exercisable at $11.50 per share, expired unexercised (December 31, 2025: 9,500,000 outstanding). The Company was deemed to have issued the Private Warrants in the Business Combination and remeasured them at fair value each reporting period until expiry.

The Private Warrants were valued using a Black-Scholes model, a Level 3 fair value measurement, with the expected volatility of the Company’s common shares as the primary unobservable input.

The following table presents the changes in the fair value of warrant liability:

Private Warrants
Warrant liability as at December 31, 2025	$13,351
Decrease in fair value of warrant liability	(13,351)
Warrant liability as at September 30, 2026	$—

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
Class A Warrants
As at September 30, 2026, 4,317,500 Class A warrants issued in a 2023 registered direct offering were outstanding (December 31, 2025: 4,317,500), each exercisable for one common share at an exercise price of $2.00 until December 31, 2027.
No Class A warrants were exercised during the three and nine months ended September 30, 2026. Their value of $3.6 million was recorded in additional paid-in capital as at September 30, 2026 (December 31, 2025: $3.6 million).
Class B Warrants
As at September 30, 2026, 15,000 Class B warrants were outstanding (December 31, 2025: 15,000), each exercisable for one common share at $2.00 per share until November 19, 2029.
No Class B warrants were exercised during the three and nine months ended September 30, 2026. Their value of $9 thousand as at September 30, 2026 was recorded in additional paid-in capital (December 31, 2025: $9 thousand).
Class C Warrants
As at September 30, 2026, 10,003,333 Class C warrants were outstanding (December 31, 2025: 10,003,333), each exercisable for one common share at an exercise price of $4.50 per share until May 12, 2028.
No Class C warrants were exercised during the three and nine months ended September 30, 2026. Their value of $10.2 million as at September 30, 2026 was recorded in additional paid-in capital (December 31, 2025: $10.2 million).

Warrants issued to Korea Zinc Company, Ltd ("Korea Zinc")
As at September 30, 2026, 6,868,181 warrants issued to Korea Zinc were outstanding (December 31, 2025: 6,868,181), each exercisable for one common share at $7.00 per share until June 25, 2028.
No warrants issued to Korea Zinc were exercised during the three and nine months ended September 30, 2026. Their value of $11.5 million as at September 30, 2026, was recorded in additional paid-in capital (December 31, 2025: $11.5 million).
Warrants issued to the Republic of Naoero
As at September 30, 2026, 9,146,268 warrants issued to the Republic of Naoero, formerly the Republic of Nauru ("Naoero"), (the “Naoero Warrants”) were outstanding (December 31, 2025: 9,146,268), each exercisable for one common share of the Company at an exercise price of $4.72 per share until May 30, 2030, other than through a cashless or net exercise.
The Naoero Warrants may not be exercised until:
•A subsidiary of the Company other than NORI obtains a permit, license or other authorization from the United States for the conduct of deep seabed mineral activities; and
•The subsidiary other than NORI commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.
No Naoero Warrants have been exercised. Their value of $33.1 million as at September 30, 2026, was recorded in additional paid-in capital (December 31, 2025: $33.1 million).

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
Warrants issued to the Kingdom of Tonga
As at September 30, 2026, 1,000,000 warrants issued to the Kingdom of Tonga (the “Tonga Warrants”) were outstanding (December 31, 2025: 1,000,000), each exercisable for one common share at $5.87 per share, until August 4, 2033, other than through a cashless or net exercise. The Tonga Warrants may not be exercised until:
•A subsidiary of the Company other than TOML obtains a permit, license or other authorization from the United States for the conduct of deep seabed mineral activities; and
•The subsidiary other than TOML commences commercial recovery activities of deep seabed minerals pursuant to that permit, license or other authorization.
No Tonga Warrants have been exercised. Their value of $5 million as at September 30, 2026 was recorded in additional paid-in capital (December 31, 2025: $5 million).
13.  Share-Based Compensation
As at September 30, 2026, 21,854,976 common shares were reserved for issuance under the Company's 2021 Incentive Equity Plan (the "Incentive Plan"), including 16,918,653 shares added in January 2026 under the Incentive Plan’s automatic annual increase provision, of which 2,243,853 are available only for awards to non-employee directors. On the first day of each fiscal year from 2022 to 2031, the number of common shares issuable under the Incentive Plan is automatically increased by the lesser of 4% of the outstanding common shares and an amount determined by the Company’s Board of Directors.
RSUs and options under the Company's Short-Term Incentives Plan and Long-Term Incentives Plan (“LTIP”) are granted under the Incentive Plan. Before the Incentive Plan, the Company granted awards under its 2018 Stock Option Plan (the “2018 Plan”).
Stock options
A continuity schedule summarizing the movements in the Company’s stock options under the various plans is as follows:

	Number of Short-Term Options Outstanding under 2018 Plan	Number of Long-Term Options Outstanding under 2018 Plan	Number of Options Outstanding under Incentive Plan
Outstanding – December 31, 2024	14,300,575	9,644,874	3,940,000
Granted	—	—	7,750,000
Expired/ forfeited	(11,578)	—	(500,000)
Vested	(4,051,304)	(695,242)	—
Outstanding – December 31, 2025	10,237,693	8,949,632	11,190,000
Vested	(1,594,041)	(284,418)	(166,667)
Outstanding – September 30, 2026	8,643,652	8,665,214	11,023,333
During the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense for stock options of $0.5 million and $1.5 million, respectively, of which $25 thousand and $75 thousand related to exploration and evaluation activities and $0.5 million and $1.4 million related to general and administrative matters (three and nine months ended September 30, 2025: $27.2 million and $28.3 million, respectively, of which $25 thousand and $0.2 million related to exploration and evaluation activities and $27.2 million and $28.1 million related to general and administrative matters). The Company has not granted options under the 2018 Plan since the Business Combination and the fair value of all 2018 Plan options has been fully recognized except for options subject to non-market performance vesting conditions.

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)

Restricted Share Units (“RSUs”)
The Company may grant RSUs to directors, officers, employees, and consultants of the Company and its subsidiaries under the Incentive Plan. On each vesting date, holders receive one common share for each vested RSU, provided the holder is providing services to the Company on that date.
A continuity schedule summarizing the RSU activity is as follows:

Number of RSUs Outstanding
Outstanding – December 31, 2024	34,312,655
Granted	35,381,992
Forfeited	(1,076,371)
Exercised	(20,296,128)
Outstanding – December 31, 2025	48,322,148
Granted	6,858,920
Forfeited	(168,015)
Exercised	(8,949,307)
Outstanding – September 30, 2026	46,063,746
RSUs granted during the three and nine months ended September 30, 2026 and 2025 were as follows:

Vesting Period	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Vesting immediately (1)	39,973	298,641	743,834	3,380,268
Vesting fully within and on first anniversary of the grant date (2)	—	—	99,168	194,226
Vesting in thirds on each anniversary of the grant date (3)	103,165	415,676	5,942,983	9,234,611
Vesting in fourths on each anniversary of the grant date	—	—	—	176,302
Vesting three years from grant date	72,935	—	72,935	66,508
Vesting four years from grant date	—	1,750,000	—	1,750,000
Vesting based on performance conditions	—	—	—	688,969
Vesting based on market conditions	—	18,750,000	—	18,750,000
Total Units Granted	216,073	21,214,317	6,858,920	34,240,884
______________________________________________________________
(1)Of the 39,973 immediately vesting RSUs granted during the three months ended September 30, 2026, 23,931 RSUs were granted to consultants, with an aggregate fair value of $0.1 million recorded in general and administrative expenses. The 39,973 RSUs granted during the three months ended September 30, 2026, also consist of 16,042 RSUs issued to employees. Of the 298,641 RSUs granted during the three months ended September 30, 2025, 148,442 RSUs were granted to consultants with an aggregate fair value of $0.8 million of which $0.7 million was recorded in general and administrative expenses and $0.1 million was recorded as exploration and evaluation expense. The remaining 150,199 grants were issued to employees.

During the nine months ended September 30, 2026, the Company issued 95,373 RSUs with an aggregate fair value of $0.6 million to non-employee directors in lieu of cash director fees. During the nine months ended

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
September 30, 2025, the Company issued 91,512 RSUs with an aggregate fair value of approximately $0.4 million to non-employee directors in lieu of cash director fees.

(2)In the second quarter of 2026, an aggregate of 99,168 RSUs were granted to the Company’s non-employee directors under the Company’s Non-employee Director Compensation Policy, which will vest at the Company’s 2027 annual shareholders meeting. The total fair value of units granted as annual grants to non-employee directors amounted to $0.6 million. In the second quarter of 2025, the Company granted 134,226 RSUs to non-employee directors under the Company's Non-employee Director Compensation Policy, vesting at the Company's 2026 annual shareholders meeting, with an aggregate grant-date fair value of $0.6 million.

(3)During the three months ended September 30, 2026, the Company granted 103,165 RSUs to a director, comprising 25,445 RSUs as initial grant and 77,720 RSUs as special retention grant. The fair value of the initial grant and special retention grant was $0.1 million and $0.3 million, respectively. During the three months ended September 30, 2025, the Company granted 415,676 RSUs, of which 237,529 RSUs were granted to a director in exchange for consulting services.

(4)In the third quarter ended September 30, 2026, the Company issued a special retention grant of 72,935 RSUs to one of the directors, vesting three years from the grant date. The fair value of the grant amounted to $0.3 million.

(5)On August 28, 2025, the Company granted 1,750,000 RSUs to a director in exchange for consulting services, following an increase in the reserve under the Incentive Plan.

The grant date fair value of all RSUs granted during the three and nine months ended September 30, 2026, equals the closing price of the Company’s common shares on the grant date. Share-based compensation expense for RSUs amounted to $11.4 million and $46.8 million for the three and nine months ended September 30, 2026, respectively, of which $6.7 million and $18.5 million related to exploration and evaluation activities and $4.7 million and $28.3 million related to general and administrative matters (three and nine months ended September 30, 2025: $15.0 million and $26.6 million, respectively, of which $4.3 million and $9.3 million related to exploration and evaluation activities and $10.7 million and $17.3 million related to general and administrative matters). As at September 30, 2026, the total unrecognized share-based compensation expense for RSUs was $72.4 million (December 31, 2025: $91.5 million).
As at September 30, 2026, an aggregate of 18,342 vested RSUs were being processed and due to be converted into common shares (December 31, 2025: 81,198 units).
Employee Stock Purchase Plan
The Company's 2021 Employee Stock Purchase Plan (“ESPP”) was approved by shareholders on May 31, 2022. As at September 30, 2026, 18,221,054 common shares were reserved for issuance under the ESPP, including 4,229,663 shares added in January 2026 under the ESPP’s automatic annual increase provision. On the first day of each fiscal year from 2022 to 2031, the number of common shares reserved under the ESPP automatically increases by the lesser of 1% of the common shares outstanding on the last day of the preceding fiscal year and an amount determined by the Board of Directors.
ESPP share-based compensation expense, representing the purchase price discount, was $22 thousand and $52 thousand, for the three and nine months ended September 30, 2026, respectively (three and nine months ended September 30, 2025: $11 thousand and $16 thousand, respectively).
During the three and nine months ended September 30, 2026, the Company issued nil and 25,191 common shares (during the three and nine months ended September 30, 2025: nil and 12,533 common shares).
14.  Loss per Share
Basic loss per share is computed by dividing the loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted loss per share is computed by giving effect to all common share

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
equivalents of the Company, including outstanding stock options, RSUs, warrants, Special Shares and options to purchase Special Shares, to the extent these are dilutive. Basic and diluted loss per share were the same for each period presented as the inclusion of all common share equivalents would have been anti-dilutive.
Anti-dilutive equivalent common shares were as follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Outstanding options to purchase common shares	28,332,199	30,924,568
Outstanding RSUs	46,063,746	57,299,944
Outstanding shares under ESPP	14,997	6,982
Outstanding warrants	31,350,282	59,280,282
Outstanding Special Shares and options to purchase Special Shares	136,004,597	136,011,413
Total anti-dilutive common equivalent shares	241,765,821	283,523,189
15.  Financial Instruments
The following table presents the Company’s financial instruments, including those measured at fair value on a recurring basis and their classification within the fair value hierarchy.

Categories of Financial Instruments	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Financial assets
Amortized cost
Cash	—	$79,260	$117,633
Commodity taxes and other receivables	—	799	664
		$80,059	$118,297
Financial liabilities
Amortized cost
Accounts payable and accrued liabilities (Note 11)	—	$52,581	$46,048
Fair value through profit or loss
Royalty liability (Note 8)	Level 3	140,000	145,000
Warrant liability (Note 12)	Level 3	—	13,351
		$192,581	$204,399
16.  Related Party Transactions
On March 22, 2024, the Company entered into an unsecured credit facility, as amended (the “2024 Credit Facility”) with Gerard Barron, the Company’s Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of the Company’s directors (together, the “2024 Lenders”). The 2024 Credit Facility initially provided for borrowings up to $20 million in the aggregate ($10 million from each of the 2024 Lenders), which was subsequently increased to $44 million in the aggregate ($22 million from each of the 2024 Lenders) through amendments to the 2024 Credit Facility. Borrowings bear interest at 180-day average 6-month Secured Overnight Financing Rate plus 4.0% per annum, payable in cash semi-annually (or plus 5% if paid-in-kind at maturity, at the Company's election). The Company will pay an underutilization fee equal to 6.5% per annum on undrawn amounts pursuant to the Second Amendment to the 2024 Credit Facility (initially 4.0% per annum), payable quarterly in cash or shares at the 2024 Lenders' election, and the 2024 Lenders may terminate the 2024 Credit Facility on certain financing events. On March

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
25, 2026, the 2024 Lenders extended the maturity date to June 30, 2027, subject to further extension to June 30, 2028 at their election. The 2024 Credit Facility also contains customary events of default.
Amounts repaid under the 2024 Credit Facility are not available for reborrowing and permanently reduce the borrowing limit. The Company repaid the entire outstanding balance of $2.5 million in the three months ended September 30, 2025, reducing the borrowing limit from $22.0 million to $19.6 million. On March 26, 2026, the borrowing limit of the credit facility from ERAS Capital LLC was reset to $22 million.
During the three and nine months ended September 30, 2026, the Company did not draw on or repay from the 2024 Credit Facility and no amounts were outstanding as at September 30, 2026. The Company incurred underutilization fees of $0.7 million and $2.1 million and paid underutilization fees of $0.7 million and $2.1 million, during the three and nine months ended September 30, 2026, respectively (during the three and nine months ended September 30, 2025, the Company repaid $2.5 million and $4.3 million respectively, of drawn amounts, incurred interest of nil and $0.1 million and underutilization fees of $0.7 million and $1.9 million, and paid interest of $0.1 million and $0.4 million and underutilization fees of $1.2 million and $2.2 million).
Consulting fees for services provided by immediate family members of management, included in general and administrative expenses, were $0.1 million and $0.4 million during the three and nine months ended September 30, 2026, respectively (during the three and nine months ended September 30, 2025, consulting fees amounted to $0.1 million and $0.2 million, respectively). As at September 30, 2026, consulting fees payable to immediate family members of management were $55 thousand (December 31, 2025: $57 thousand).

Alex Spiro, a member of the Company's Board of Directors, is a partner in the law firm Quinn Emanuel Urquhart & Sullivan LLP ("Quinn Emanuel"). During the nine months ended September 30, 2026, the Company incurred $0.1 million of legal fees with Quinn Emanuel. Mr. Spiro has not provided legal services to the Company in connection with the engagement.

The Company's transactions with Allseas and TMCR are described in Notes 6 and 7.
17.  Contingent Liabilities
On January 23, 2023, investors in the private placement completed in connection with the Business Combination filed a lawsuit against the Company in the Commercial Division of the New York Supreme Court, New York County, captioned Atalaya Special Purpose Investment Fund II LP et al. v. Sustainable Opportunities Acquisition Corp. n/k/a TMC the metals company Inc., Index No. 650449/2023 (N.Y. Sup. Ct.), alleging breach of the representations and warranties in their subscription agreements and seeking damages. In December 2023, the court dismissed the plaintiffs’ claim for breach of the covenant of good faith and fair dealing and denied the Company’s motion to dismiss the breach of contract claim, and in December 2024 the Appellate Division upheld that ruling. Discovery closed in April 2026. On June 26, 2026, the parties cross-moved for summary judgment, and briefing has been completed. The court has scheduled oral argument on the motions for May 6, 2027. The Company denies the allegations. There is no assurance that the Company will succeed in its defense or that insurance will be available or adequate to fund any settlement, judgment or litigation costs. The Company cannot reasonably estimate the possible loss or range of loss.

On June 5, 2026, NORI and TOML each instituted proceedings against the ISA, with requests for provisional measures, before the Seabed Disputes Chamber (the “Chamber”) of the International Tribunal for the Law of the Sea, captioned Nauru Ocean Resources Inc. v. International Seabed Authority, Case No. 34, and Tonga Offshore Mining Ltd. v. International Seabed Authority, Case No. 35. The applications allege that the ISA failed to afford due process, transparency and fairness in its inquiries into the possible non-compliance of NORI and TOML with their exploration contracts and, for NORI, in its consideration of NORI’s application to extend its exploration contract. On July 18, 2026, the Chamber issued orders prescribing provisional measures requiring the ISA to act in accordance with the applicable legal framework, including rules of due process, to provide NORI and TOML the information they need to respond meaningfully, and to cooperate with NORI and TOML and refrain from aggravating the dispute. The Chamber did not suspend the inquiries, as NORI and TOML had requested. NORI, TOML and the ISA were each required to submit an initial compliance report to the Chamber by August 31, 2026. The orders do not prejudge the Chamber’s jurisdiction over the merits, which remain to be briefed and heard, and the ISA’s deadline to file its defense on the merits is March 30, 2027. The relief sought is declaratory and injunctive, and no damages have been claimed or

TMC the metals company Inc.
Notes to Interim Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share, per share amounts and unless otherwise stated)
(Unaudited)
awarded. On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s exploration contract to July 21, 2031, without prejudice to any findings arising from the inquiry. TOML’s application for a five-year extension of its exploration contract, which is due to expire on January 11, 2027, is scheduled to be considered during the February and March 2027 Legal and Technical Commission meeting, and TOML expects its exploration contract to continue in force in the interim under the ISA’s extension procedures. No amounts have been recognized for these proceedings, and related legal costs are expensed as incurred.

18.  Segmented Information
The Company’s Chief Executive Officer is the chief operating decision maker and reviews financial information on a consolidated basis to allocate resources and assess performance. The Company operates as a single operating and reportable segment, the development of seafloor polymetallic nodule resources, including the related collection system and metallurgical processing technology. The Company’s long-lived assets, by domicile of the owning legal entity, are as follows:

Equipment	September 30, 2026	December 31, 2025
Naoero	$402	$519
Total	$402	$519

Software	September 30, 2026	December 31, 2025
Singapore	$2,347	$2,125
Total	$2,347	$2,125

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report, unless the context otherwise requires, the terms "we", "us", "our", “TMC”, and the "Company" refer to TMC the metals company Inc. and our subsidiaries.

The following discussion should be read together with the unaudited interim condensed consolidated financial statements and notes in this Quarterly Report and the audited consolidated financial statements and notes in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Actual results may differ materially from those expressed or implied in any forward-looking statement.

Overview
We are a developer of critical metals from polymetallic nodules found on the seafloor in international waters of the Clarion Clipperton Zone (the “CCZ”). These metals are essential to energy, defense, manufacturing and infrastructure. The CCZ is a submarine fracture zone of abyssal plains in the eastern Pacific Ocean, approximately 7,240 kilometers (4,500 miles) long and spanning approximately 4,500,000 km2 (1,737,000 square miles). Polymetallic nodules are discrete rocks that sit unattached on the seafloor, occur in significant quantities in the CCZ and contain high concentrations of nickel, copper, cobalt and manganese, as well as rare earth elements (“REEs”).

Our mission is to build carefully managed stocks of metal that can be used, recovered and reused for generations. We believe significant quantities of newly mined metal are required because existing metal stocks are insufficient to meet rising demand in the United States and globally.

Nickel, copper, cobalt, manganese and REEs are on the U.S. Department of the Interior’s 2025 List of Critical Minerals, with end uses in strategic sectors including semiconductors and AI data centers, steel manufacturing and the defense and marine industrial base. In March 2026, the U.S. Department of War selected nickel as one of 13 minerals for targeted procurement through the Defense Industrial Base Consortium. Our resource definition work to date shows that the polymetallic nodules in our project areas represent the world’s largest undeveloped resource of several of these critical metals. If we are able to collect polymetallic nodules at commercial scale, we plan initially to produce nickel-, cobalt- and copper-bearing intermediate and high-purity refined metal products and a manganese silicate product of approximately 40% manganese comparable to medium-grade manganese ore, and may later produce silicomanganese alloy, battery-grade sulfates and precursor cathode active materials as well as extract certain REEs.

We are in the development stage following the release of a prefeasibility study in a report titled “S-K 1300 Technical Report Summary – Prefeasibility Study for NORI Area D,” dated August 4, 2025, which declared the first mineral reserves for a seafloor polymetallic nodule project, and an initial assessment of our other resource areas in a report titled “S-K 1300 Technical Report Summary – Initial Assessment of TOML and NORI Properties, Clarion-Clipperton Zone,” dated August 4, 2025, each prepared by AMC Consultants Pty Ltd. and other qualified persons. We have not yet obtained a commercial recovery permit or the other offshore and onshore permits required for commercial operations, including the environmental and other permits required to construct and operate commercial-scale nodule processing and refining facilities.

Two parallel regimes regulate deep seabed mineral activities in the high seas DSHMRA, a U.S. statute administered by the U.S. Department of Commerce through NOAA, regulates deep seabed mining by U.S. citizens. NOAA adopted DSHMRA implementing regulations for exploration licenses in 1981 and for commercial recovery permits in 1989 and, in 2026, introduced a consolidated exploration license and commercial recovery permit application process. The ISA, established in 1994 under the United Nations Convention on the Law of the Sea (“UNCLOS”) and comprising 171 member States and the European Union, regulates deep seabed exploration and exploitation by nationals of its member States. The ISA adopted nodule exploration regulations in 2000 (amended in 2013 and 2014) and has issued 19 polymetallic nodule exploration contracts, 17 of which are in the CCZ, but has not adopted exploitation regulations, standards and guidelines despite beginning that work in 2014 and being obligated to complete it by July 2023. Almost 30 countries, including the United States, have not ratified UNCLOS and are not ISA member States. The United States has remained a persistent objector to Part XI of UNCLOS, which governs seabed mining in areas beyond national jurisdiction (the “Area”).

We believe that DSHMRA provides a viable and robust regulatory path to commercial production, distinct from the ISA regime, which has not adopted exploitation regulations for the Area. On April 24, 2025, Executive Order 14285, “Unleashing America’s Offshore Critical Minerals and Resources” (the “Executive Order”), directed the Secretary of Commerce to implement an expedited process for reviewing and issuing exploration licenses and commercial recovery permits under DSHMRA. The Executive Order also directed the International Development Finance Corporation, the

Export-Import Bank and the Trade and Development Agency to identify tools to support the industry, and the Departments of War and Energy to assess the use of the National Defense Stockpile and offtake agreements for nodule-derived materials and to support domestic processing capabilities.

Our commercial production strategy is focused on the DSHMRA regime. The USA-A Application covers the USA-A areas included in TMC USA’s April 2025 applications and increases the proposed commercial recovery area from approximately 25,000 km2 to approximately 65,000 km2, with an estimated resource of 619 million wet tonnes of polymetallic nodules, and the USA-B Application covers approximately 122,000 km2. Together, the USA-A and USA-B areas are estimated to hold approximately 1.639 billion wet tonnes of measured, indicated and inferred mineral resources, containing approximately 15.5 million tonnes of nickel, 12.8 million tonnes of copper, 2.0 million tonnes of cobalt and 345 million tonnes of manganese. The status of NOAA’s review of each application is described under “Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States” below.

While TMC USA pursues the U.S. regulatory pathway, NORI and TOML continue to hold their ISA exploration contracts in the CCZ, sponsored by the Republic of Naoero, formerly the Republic of Nauru (“Naoero”), and the Kingdom of Tonga (“Tonga”), respectively, and to conduct their activities under those contracts. The ISA does not have jurisdiction over activities conducted by U.S. citizens under the regulatory authority of the United States. See “Existing ISA Exploration Contracts” below.

Our key strategic partners are (i) Allseas Group S.A. (“Allseas”), an offshore engineering contractor that developed and tested a pilot collection system and is converting it into the first commercial production system, (ii) Pacific Metals Co., Ltd. (“PAMCO”), a Japanese ferronickel producer that has completed prefeasibility and feasibility studies on processing nodules at its smelting facilities in Hachinohe, Japan, (iii) Korea Zinc Company, Ltd. ("Korea Zinc"), a non-ferrous metal refiner, with which we are advancing development in the United States and exploring refining options in South Korea, (iv) Mariana Minerals Co. (“Mariana”), which is part of TMC USA’s owner’s team for the design, construction and operation of potential domestic onshore processing and refining facilities, and (v) Glencore International AG (“Glencore”), which holds offtake rights to 50% of the nickel and copper produced from NORI nodules at a facility owned or controlled by us. We are also working with Hatch Ltd. (“Hatch”) and Kingston Process Metallurgy Inc. on continuous refinements and engineering of our near-zero solid waste processing flowsheet. The flowsheets processing stages, from nodules to nickel-copper-cobalt matte and manganese silicate, have been demonstrated at pilot scale (70 tonnes) at FLSmidth facilities in Pennsylvania and XPS (a Glencore subsidiary) facilities in Ontario, Canada. Following the pilot plant program, processing from nodules to metal alloy has been demonstrated at industrial scale (2,000 tonnes) at PAMCO’s facilities in Hachinohe. Refining of matte into battery-grade sulfates has been tested at an SGS facility in Lakefield, Canada. Hatch has also been engaged to refresh the prefeasibility study for potential onshore processing and refining in the United States. On March 19, 2026, we entered into a Strategic Partnership Agreement with Mariana for the potential development of a nodule processing and refining facility at the Port of Brownsville, Texas.

To begin commercial production, we are working to (i) further refine our project economics, (ii) complete the development and commissioning of a commercial offshore nodule collection system, (iii) continue to assess the environmental, social and cultural impacts of offshore nodule collection, and (iv) secure existing foreign and/or develop new U.S. onshore facilities to process polymetallic nodules into a manganese silicate product, a nickel-copper-cobalt matte intermediate and nickel, cobalt and copper metal end products.

Developments in the Third Quarter 2026
Significant developments during the third quarter of 2026 and through the date of this Quarterly Report included:

NOAA Publishes USA-A Application in Federal Register and Notice of Intent for USA-B Environmental Review

On August 17, 2026, NOAA published in the Federal Register a Notice of Intent to prepare an Environmental Impact Statement (“EIS”) for the USA-B Application. On August 19, 2026, NOAA published the USA-A Application in the Federal Register, beginning a public comment period that we expect to be a prerequisite to certification. The comment period included a public hearing on October 13, 2026 and closed on October 19, 2026.

NOAA Updates Expected Timing of Certification Decision on the USA-A Application

On November 3, 2026, TMC USA received a letter from NOAA stating that NOAA expects to notify TMC USA of its final determination as to certification of the USA-A Application by the middle of December 2026. NOAA had previously advised TMC USA, by letter dated June 29, 2026, that it expected to provide that notification by the end of October 2026.

Legal Challenge to NOAA’s Certification of the USA-B Application

On September 30, 2026, Conservation Council for Hawai‘i and the Center for Biological Diversity filed a complaint against NOAA and its Administrator in the United States District Court for the District of Hawaii challenging NOAA’s certification of the USA-B Application and seeking an order vacating that certification. Neither TMC nor TMC USA is named as a defendant. TMC USA intends to seek leave to intervene as a defendant. See Part II, Item 1 of this Quarterly Report.

ISA Extends NORI’s Exploration Contract; TOML Applies for Extension

On July 20, 2026, the Council of the ISA approved a five-year extension of NORI’s exploration contract to July 21, 2031. On July 10, 2026, TOML applied for a five-year extension of its exploration contract. See “Existing ISA Exploration Contracts” below.

Seabed Disputes Chamber Prescribes Provisional Measures

On July 18, 2026, the Chamber unanimously prescribed provisional measures in the proceedings brought by NORI and TOML against the ISA, requiring the ISA to act in accordance with rules of due process in its inquiries and to provide NORI and TOML the information they need to respond. See Note 17 to our condensed consolidated financial statements.

Common Shares Issued to Allseas

On July 2, 2026, we issued 7,305,567 common shares to Allseas in settlement of the share-settled portion of amounts owing under our Contract for Development Work and Commercial Production with Allseas Deepsea Marine Contractors, a wholly-owned subsidiary of Allseas (the “Allseas Agreement”). See Note 6 to our condensed consolidated financial statements and Part II, Item 2 of this Quarterly Report.

TMC USA Enters into Master Services Agreement with Mariana

On July 21, 2026, TMC USA entered into a Master Services Agreement with Mariana for project development services, beginning with mobilization and concept development, for a proposed U.S. polymetallic nodule processing and refining industrial park.

Board of Directors Changes

On September 23, 2026, our Board of Directors appointed Liam Mallon, former President of ExxonMobil Upstream Company, as a director and Chair of the Sustainability and Innovation Committee, effective September 24, 2026, to fill the vacancy created by the resignation of Brendan May, effective the same date. Mr. May’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Expiry of Public Warrants and Private Warrants

On September 9, 2026, our 15,000,000 publicly traded warrants (the “Public Warrants”) and 9,500,000 private placement warrants (the “Private Warrants”), each exercisable at $11.50 per share, expired unexercised, and the Public Warrants ceased trading on Nasdaq. See Note 12 to our condensed consolidated financial statements.

Regulation of Mining of Deep-Sea Polymetallic Nodules by the United States
Deep Seabed Hard Mineral Resources Act of 1980

DSHMRA establishes a U.S. legal regime, administered by NOAA, for U.S. citizens, including entities organized under the laws of a U.S. state or territory, to explore for and commercially recover hard mineral resources from the seabed beyond U.S. national jurisdiction. DSHMRA holds deep seabed mining to be a lawful exercise of the freedom of the high seas, subject to a duty of reasonable regard for the interests of other states, and its implementing regulations set out the criteria and conditions for NOAA’s issuance of exploration licenses and commercial recovery permits.

Before issuing any license or permit, NOAA must find that the proposed activities, among other things, (i) will not unreasonably interfere with the lawful use of the high seas by other states, (ii) are consistent with U.S. foreign policy and international obligations, (iii) do not create a risk to international peace and security, (iv) are not expected to result in significant adverse environmental effects and (v) do not pose undue risk to the safety of life or property at sea.

Exploration licenses under DSHMRA grant exclusive exploration rights over a defined area for ten-year terms, and commercial recovery permits authorize commercial recovery for 20-year terms, each subject to extension. NOAA has issued exploration licenses over four areas, two of which (USA-1 and USA-4) remain active, are held by Lockheed Martin and have been extended to 2027. NOAA has not issued any commercial recovery permit, and TMC USA was the first applicant for one.

NOAA’s review of an application under DSHMRA has three main stages: (i) a determination that the application complies with applicable requirements; (ii) certification, an intermediate determination of the applicant’s eligibility (based on financial responsibility, technological capability, prior obligations and plan adequacy) that includes consultation with other agencies, including the Department of State, the Department of War and the Environmental Protection Agency; and (iii) an environmental review, including preparation of an EIS and a public comment period with a public hearing, after which NOAA determines whether to issue the requested license or permit and on what terms and conditions. NOAA determined that the USA-A Application was in substantial compliance on March 6, 2026 and in full compliance on April 28, 2026, and published it in the Federal Register on August 19, 2026. The USA-A Application is now in the certification stage, and NOAA has advised TMC USA that it expects to notify TMC USA of its final determination as to certification by the middle of December 2026, after which NOAA is expected to conduct the environmental review, publish a draft EIS for public comment and determine whether to issue the requested exploration license and commercial recovery permit and the associated terms, conditions and restrictions. NOAA certified the USA-B Application on May 26, 2026 and published a Notice of Intent to prepare an EIS on August 17, 2026. NOAA is expected to publish a draft EIS and draft terms, conditions and restrictions for the USA-B Application for public comment, finalize the EIS after considering comments and then determine whether to issue the exploration license. Licenses and permits issued under DSHMRA are subject to oversight, periodic reporting and suspension or revocation for noncompliance.

Aside from the statutory requirements for the duration of public comment periods, DSHMRA does not set fixed timelines for NOAA’s review of an application. However, the Executive Order directs the Secretary of Commerce to accelerate the review process.

DSHMRA’s regulations for commercial recovery permits require that all mining vessels and at least one transport vessel be U.S.-flagged (15 C.F.R. § 971.205) and that recovered minerals be processed in the United States unless a waiver is granted, in which case satisfactory assurances must be given by the permittee that processed materials will be returned to the United States for domestic use (15 C.F.R. § 971.209). We are evaluating U.S.-based vessel and processing options and working with supply chains based in Japan and South Korea so that processed materials can be returned to the United States if processing outside the United States is permitted for an initial period. We expect to seek a waiver if necessary.

Existing ISA Exploration Contracts
NORI holds exploration rights to four blocks covering 74,830 km2 in the CCZ (NORI Areas A, B, C and D, the “NORI Contract Area”) under an ISA exploration contract concluded on July 22, 2011 for an initial term of 15 years, which the Council of the ISA extended on July 20, 2026 to July 21, 2031. NORI is sponsored by Naoero.

TOML, which we acquired in March 2020, holds exploration rights to an area covering 74,713 km2 in the CCZ (the “TOML Contract Area”) under an ISA exploration contract signed on January 11, 2012 for an initial term of 15 years, which is due to expire on January 11, 2027. TOML has applied for a five-year extension, which the ISA’s Legal and Technical Commission (the “LTC”) is scheduled to consider in February and March 2027. Because that is after the contract’s expiry, TOML expects the contract to be deemed extended from January 12, 2027 under the transitional provision of the ISA’s extension procedures until the Council of the ISA acts on the LTC’s recommendation. TOML is sponsored by Tonga.

The ISA is conducting an inquiry into the possible non-compliance of NORI and TOML with their exploration contracts. NORI and TOML maintain that they have complied and have challenged the inquiry process before the

Chamber. An adverse outcome could affect their exploration contracts and their ability to obtain exploitation contracts from the ISA. See Note 17 to our condensed consolidated financial statements.

Key Trends, Opportunities and Uncertainties
We are a pre-revenue company and do not expect to earn revenue (other than potential service revenue) until TMC USA receives a commercial recovery permit, or NORI or TOML receives an exploitation contract, and we are able to collect and process polymetallic nodules into saleable products at commercial scale. Our future performance depends on, among other things, NOAA’s issuance of a commercial recovery permit, the environmental terms, conditions and restrictions attached to any permit, and the development of our nodule collection and processing technologies. The timing of NOAA’s final determinations on the USA-A Application and the USA-B Application is uncertain and outside our control, and actual timelines may differ materially from our current expectations.

An adverse outcome in the ISA’s inquiry into NORI and TOML, or a failure by the ISA to extend TOML’s exploration contract, could adversely affect our rights under the ISA regime. These and other risks are described under “Risk Factors” in our 2025 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and in Part II, Item 1A of this Quarterly Report.

Basis of Presentation
We operate as one operating segment. Our results are reported under generally accepted accounting principles in the United States (“U.S. GAAP”) and in U.S. dollars.
Components of Results of Operations
We have generated no revenue to date. Our net loss was $28.4 million and $109.1 million for the three and nine months ended September 30, 2026, compared to a net loss of $184.5 million and $279.4 million in the same periods of 2025. We have an accumulated deficit of approximately $1,060.4 million from inception through September 30, 2026.
Our historical results may not be indicative of our future results, and the drivers of our future results may not be comparable to our historical or projected results of operations.
We align our operating expenses based on activity performed by our personnel, which allocates these costs under exploration and evaluation expenses and general and administrative expenses. This alignment is adjusted throughout the year to reflect changes in business activities.
Revenue
We expect to generate revenue once we receive a commercial recovery permit and are able to collect and process polymetallic nodules into saleable products at commercial scale. The timing and amount of any revenue from initial production is difficult to predict.
Exploration and Evaluation Expenses

We expense as incurred all costs relating to exploration and development of mineral claims, including regulatory approvals, mineral title management, geological, geochemical and geophysical studies, environmental baseline studies and process development. The acquisition cost of polymetallic nodule mineral title will be charged to operations as amortization expense using the unit-of-production method based on proven and probable reserves if commercial production commences.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist primarily of compensation for employees, consultants and directors, including salaries, share-based compensation, and consulting, investor relations, advertising and marketing, insurance, office, professional fees (including legal, audit and tax fees), travel expenses, transfer agent and filing fees.
Share-based compensation costs for stock options and restricted share units (“RSUs”) are measured at the grant date fair value of the award and are recognized over the related service period. Share-based compensation costs are charged to exploration and evaluation expenses or G&A expenses depending on the function of the award holder. Awards issued for financing related services are recorded in equity as financing costs. Forfeitures are recognized as they occur.
Interest Income
Interest income consists primarily of interest earned on our cash balance.
Fees and Interest on Borrowings and Credit Facilities
Fees and interest on borrowings and credit facilities represent interest charged on our short-term debt and interest and underutilization fees associated with our credit facilities.
Foreign Exchange Loss/Gain
Foreign exchange gains and losses relate primarily to the revaluation of foreign-denominated accounts payable and accrued liabilities.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability reflects the remeasurement of the Private Warrants, which were issued to Sustainable Opportunities Holdings LLC in connection with the initial public offering of SOAC and were considered to have been issued in the Business Combination, until their expiry on September 9, 2026.
Results of Operations
The following compares our results of operations for the three and nine months ended September 30, 2026 and 2025. Our accounting policies are described in Note 3 “Significant Accounting Policies” in our financial statements filed as part of the 2025 Annual Report on Form 10-K.
Comparison of the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands, except as noted)	2026	2025	% Change	2026	2025	% Change
Exploration and evaluation expenses	$23,538	$9,633	144%	$92,883	$29,644	213%
General and administrative expenses	$9,506	45,726	(79%)	45,860	65,705	(30%)
Naoero and Tonga warrant cost	—	4,977	(100%)	—	38,056	(100)%
Charge on Allseas settlement	—	—	—	7,868	—	100%
Equity-accounted investment loss (income)	4,853	492	886%	9,376	438	2041%
Gain on dilution of investment	(3,834)	(2,967)	29%	(26,905)	(2,967)	807%
Change in fair value of royalty liability	(5,000)	131,000	(104%)	(5,000)	131,000	(104%)
Change in fair value of warrant liability	(527)	(3,852)	(86%)	(13,351)	12,818	(204%)
Foreign exchange loss (gain)	(30)	43	(170%)	(866)	3,599	(124%)
Interest income	(906)	(1,339)	(32%)	(3,082)	(1,505)	105%
Fees and interest on borrowings and credit facilities	720	681	6%	2,099	2,535	(17%)
Tax expense	41	123	(67%)	201	123	63%
Loss for the period after tax	$28,361	$184,517	(85%)	$109,083	$279,446	(61)%
Three Months ended September 30, 2026 compared to Three Months ended September 30, 2025

Net loss decreased $156.2 million to $28.4 million in the three months ended September 30, 2026, compared to a net loss of $184.5 million in the same period of 2025. The drivers are discussed below.

Exploration and Evaluation Expenses

Exploration and evaluation expenses increased by $13.9 million to $23.5 million for the three months ended September 30, 2026 compared to $9.6 million for the same period in 2025. The increase was primarily due to: (1) $7.5 million of higher ongoing development and operating costs to recognize the full charge of ongoing development, operating and vessel costs as compared to the same period in 2025, (2) $2.4 million of higher share-based compensation due to the amortization of the fair value of RSUs granted to the officers in the third quarter of 2025, (3) $2.4 million increase in feasibility and prefeasibility study costs related to project development services and concept development for a proposed U.S. polymetallic nodule processing and refining industrial park and expanded scope of the prefeasibility study refresh, and (4) $1.1 million increase in the sponsorship, training and stakeholder engagement costs related to responding to the ISA’s inquiry and pursuing legal proceedings before the Chamber to challenge the inquiry.

General and Administrative Expenses
G&A expenses decreased $36.2 million to $9.5 million for the three months ended September 30, 2026 compared to $45.7 million for the same period in 2025. The decrease was primarily attributable to a $32.7 million reduction in share-based compensation expense, as the third quarter of 2025 included amortization of the fair value of retention grants and RSUs and options granted to directors and consultants during that period, and to a lesser extent a decrease in legal fees.

Naoero and Tonga Warrant Costs
Naoero and Tonga warrant costs decreased $5.0 million for the three months ended September 30, 2026, as the same period in 2025 included a one-time grant of 1,000,000 warrants to the Kingdom of Tonga to purchase common shares of the Company as part of the signing of a revised sponsorship agreement with Tonga on August 4, 2025.

Equity-Accounted Investment Loss

The Company recognized $4.9 million as its share of losses from equity method investments. The loss was primarily driven by TMCR’s share-based compensation, changes in the fair value of derivative instruments and contingent consideration, and finance costs. Subsequent to September 30, 2026, TMCR’s share price declined significantly, resulting in the fair value of the Company’s investment falling more than 10% below its carrying value. The Company will continue to assess whether an other-than-temporary impairment exists during the fourth quarter of 2026.

Gain on Dilution of Investment
During the three months ended September 30, 2026, TMCR issued a total of approximately 5.4 million common shares in relation to compensation expenses and a royalty purchase, resulting in a net decrease of the Company's ownership interest from 22.4% to 20.6% (December 31, 2025: 27.2%). As the shares were issued at prices above the carrying amount per share of the Company's investment, the Company recorded a non-operating, non-cash dilution gain of $3.8 million.
Change in Fair Value of Royalty Liability

The fair value of the royalty liability decreased $5.0 million during the three months ended September 30, 2026, compared to an increase of $131.0 million for the same period in 2025. The current period non-cash gain was primarily driven by an increase in the risk-free rate component of the discount rate used to value the liability, which lowered the present value of the expected future royalty payments.

During the same period in 2025, the fair value of the royalty liability of NORI Areas A to D totaled $145 million, resulting in an increase of $131 million in the third quarter of 2025.

Change in Fair Value of Warrant Liability
During the three months ended September 30, 2026, the Company recognized a gain of $0.5 million due to the expiration of all 9,500,000 outstanding Private Warrants.

Interest Income
Interest income decreased $0.4 million to $0.9 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to higher cash balances beginning in the second quarter of 2025 and lower interest rates.

Fees and Interest on Borrowings and Credit Facilities
Fees and interest on borrowings and credit facilities of $0.7 million during the three months ended September 30, 2026 remained relatively flat compared to the same period in 2025. The Company had no outstanding drawn amounts under its credit facilities at the end of either period and incurred no interest expense under them in either period.

Nine Months ended September 30, 2026 compared to Nine Months ended September 30, 2025

Net loss decreased $170.4 million to $109.1 million in the nine months ended September 30, 2026, compared to a net loss of $279.4 million in the same period of 2025. The drivers are discussed below.
Exploration and Evaluation Expenses
Exploration and evaluation expenses increased $63.2 million to $92.9 million for the nine months ended September 30, 2026, compared to $29.6 million for the same period in 2025. The increase was primarily due to: (1) $37.2 million for charges owed to Allseas recorded in the second quarter of 2026 following the signing of the Allseas Agreement, and an increase of $9.6 million to recognize the full charge of ongoing development, operating and vessel costs as compared to the same period in 2025, (2) $9.0 million of higher share-based compensation due to the amortization of the fair value of RSUs granted to the officers in the third quarter of 2025 and higher amortization of the grant-date fair value of LTIP awards granted in 2026, reflecting their higher grant-date fair value compared to LTIP awards granted during the same period in 2025, (3) $6.4 million increase in feasibility and prefeasibility study costs related to project development services and concept development for a proposed U.S. polymetallic nodule processing and refining industrial park and the expanded scope of the prefeasibility study refresh, and (4) $1.9 million increase in the sponsorship, training and stakeholder engagement costs primarily related to responding to the ISA’s inquiry and pursuing legal proceedings before the Chamber to challenge the inquiry and higher payroll costs. The increase was partially offset by a decrease of $2.3 million on environmental studies as the scope of activities related to Campaign 8 was completed in the prior year and, accordingly, the associated costs did not recur in the current period.
General and Administrative Expenses
G&A expenses decreased $19.8 million to $45.9 million for the nine months ended September 30, 2026, compared to $65.7 million for the same period in 2025. The decrease was mainly due to: (1) $15.6 million decrease in share-based compensation as the fair value of RSUs and options granted to the directors, officers and consultants in the third quarter of 2025 was completely amortized by the second quarter of 2026, partially offset by higher amortization of the grant-date fair value of LTIP awards granted in 2026, reflecting their higher grant-date fair value compared to LTIP awards granted during the same period in 2025, and (2) $5.2 million decrease in professional and consulting costs, as the corresponding period in 2025 included consulting fees related to the Company's U.S. application process and financing activities. The decrease was partially offset by an increase in payroll costs.
Charge on Allseas Settlement
In the second quarter of 2026 and as a result of the execution of the Allseas Agreement (see Note 6 to our condensed consolidated interim financial statements), we remeasured the share-settled obligation based on the contractual pricing mechanism, resulting in a $7.9 million charge representing the difference between the carrying amount of the obligation and the remeasured share-settled obligation.

Naoero and Tonga Warrant Cost

Naoero and Tonga warrant costs decreased by $38.1 million for the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily due to the one-time issuance of 9,146,268 warrants to Naoero in connection with the revised sponsorship agreement signed on May 29, 2025, and 1,000,000 warrants to the Kingdom of Tonga in connection with the revised sponsorship agreement signed on August 4, 2025.

Equity-Accounted Investment Loss

The Company recognized $9.4 million as its share of losses from equity method investments. The loss was primarily driven by The Metals Royalty Company’s share-based compensation, changes in the fair value of derivative instruments and contingent consideration, and finance costs.

Gain on Dilution of Investment

During the nine months ended September 30, 2026, TMCR issued a total of approximately 16.5 million common shares primarily related to a financing offering, compensation expenses and royalty purchases. The Company’s limited participation in the offering resulted in a net decrease in its ownership interest from 27.2% to 20.6% (December 31, 2025: 27.2%) and the recording of a non-operating, non-cash dilution gain of $26.9 million, as the shares were issued at prices above the carrying amount per share of the Company's investment.
Change in Fair Value of Royalty Liability

The fair value of the royalty liability decreased $5.0 million during the nine months ended September 30, 2026, compared to an increase of $131.0 million for the same period in 2025. The current period non-cash gain was primarily driven by an increase in the risk-free rate component of the discount rate used to value the liability, which lowered the present value of the expected future royalty payments.

During the same period in 2025, the fair value of the royalty liability of NORI Areas A to D totaled $145 million, resulting in an increase of $131 million in the third quarter of 2025.

Change in Fair Value of Warrant Liability
The changes in the fair value of the 9,500,000 Private Warrants liability during the nine months ended September 30, 2026 and 2025 were primarily attributable to fluctuations in the price of the Company’s common shares and Public Warrants. On September 9, 2026, all 9,500,000 Private Warrants expired unexercised, resulting in the write-off of the remaining warrant liability and recognition of a corresponding gain in the third quarter of 2026. As a result, no warrant liability remained outstanding as of September 30, 2026.
Interest Income

Interest income increased $1.6 million to $3.1 million for the nine months ended September 30, 2026 compared to $1.5 million in the same period in 2025, primarily due to higher cash balances beginning in the second quarter of 2025.
Fees and Interest on Borrowings and Credit Facilities
Fees and interest on borrowings and credit facilities for the nine months ended September 30, 2026 were $2.1 million compared to $2.5 million for the same period in 2025. The decrease was due to lower interest expense following the full repayment of outstanding drawn amounts during the third quarter of 2025.

Liquidity and Capital Resources
Our primary sources of financing have been private placements and public offerings of common shares and warrants and the issuance of convertible debentures. As of September 30, 2026, we had cash on hand of $79.3 million.
Following the shortfall in funding at the closing of our Business Combination, we adopted a “capital-light” strategy under which we limit capital expenditures to those necessary to support our permit applications, settle program expenditures in equity where possible and use existing assets for offshore and onshore production.

We have not generated any revenue. As a development company, our ability to recover our investment in our mineral properties and achieve profitable operations depends on, among other things, developing a commercial nodule collection system and processing technology, establishing additional mineable reserves, demonstrating the commercial and technical feasibility of nodule collection and processing, metal prices, and obtaining approvals under the U.S. regulatory regime or ISA exploitation contracts. There is no assurance that financing will continue to be available on favorable terms, in sufficient amounts or at all.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the USA-A Application and prepare for commercial production. Based on our cash and the borrowings available under the 2024 Credit Facility, compared with our forecasted cash expenditures, we believe we will have sufficient funds to meet our obligations as they become due within the next twelve months. Our forecasted cash expenditures include amounts payable to Allseas under the Allseas Agreement, under which we reimburse 50% of approved eligible development costs within ten business days of invoice and repay the remaining 50% based on future production volumes. The Allseas Agreement permits us to defer or withhold approval of a work plan and budget if we do not have sufficient financing or liquidity to fund the relevant work, in which case the affected work is treated as a permissible suspension. Our estimates are based on information available as of the date of this Quarterly Report. Actual results could differ, and we may need additional funding sooner or in greater amounts than expected because of, among other things, deferred approvals, capital and operating cost escalation, unforeseen technical and development challenges, limitations on our ability to pay vendors in common shares or changes in the business environment.

We will need, and are seeking, additional financing to fund our operations over time, which could include public or private equity, debt or equity-linked financings, government funding, or non-dilutive royalty, project or asset-based financings. If financing is unavailable, or available only on unfavorable terms or in insufficient amounts, we may be required to delay our development activities or scale back our operations, which could have a material adverse effect on our business and prospects.

On March 31, 2026, we filed a registration statement on Form S-3 with the SEC under which we may offer common shares, preferred shares, debt securities, warrants and units, following the substantial use of capacity under our prior registration statements. The terms of any offering will be described in a prospectus supplement.

The 2024 Credit Facility provides for unsecured borrowings of up to $44 million, matures on June 30, 2027 (subject to extension to June 30, 2028 at the 2024 Lenders’ election) and carries an underutilization fee of 6.5% per annum on undrawn amounts. The 2024 Lenders are Gerard Barron, our Chief Executive Officer and Chairman, and ERAS Capital LLC, the family fund of one of our directors. As at September 30, 2026, no amounts were drawn. See Note 16 to our condensed consolidated financial statements.

Under our June 16, 2025 securities purchase agreement with Korea Zinc, Korea Zinc has the right, subject to certain exceptions, to participate in our public offerings and private placements of common shares or common share equivalents for capital-raising purposes to maintain its percentage ownership. This right expires on the earliest of June 16, 2030, the date on which Korea Zinc ceases to own all of the common shares it purchased under that agreement, and the closing of an offering in which Korea Zinc does not exercise its right in full.

We may receive up to $150.8 million in aggregate gross proceeds from the cash exercise of our outstanding Class A, Class B and Class C warrants and the warrants issued to Korea Zinc, Naoero and Tonga. Holders are not obligated to exercise their warrants, certain warrants may be exercised on a cashless basis, and the warrants issued to Naoero and Tonga may be exercised only after a subsidiary other than NORI or TOML, respectively, receives U.S. authorization for, and commences, commercial recovery. There is no assurance that any warrants will be exercised before they expire.

Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash used in operating activities	$(19,446)	$(11,487)	$(40,144)	$(31,496)
Net cash generated from (used in) investing activities	$51	$(20)	$(865)	$206
Net cash provided by financing activities	$—	$11,406	$2,775	$143,475
(Decrease) increase in cash (1)	$(19,395)	$(101)	$(38,234)	$112,185
______________________________________________________________
(1)Excluding foreign exchange movement.
Nine Months ended September 30, 2026 compared to Nine Months ended September 30, 2025
Cash flows Used in Operating Activities
For the nine months ended September 30, 2026, major operating activities included scaling of the nodule collection system for the recovery of polymetallic nodules at commercial scale, initial work on prefeasibility studies update and work to advance our permit applications, resulting in net cash used in operating activities of $40.2 million. This consisted of $11.5 million on payroll costs, $8.2 million on mining, technological and process development, $5.9 million on prefeasibility studies, $5.3 million on legal and consulting fees, $4.0 million on stakeholder engagement, $3.3 million on business development, communications, investor relations and IT costs, $1.9 million on various environmental work, $2.1 million on underutilization fees paid to the 2024 Lenders, and an additional $1.3 million for various expenses. The outflow was offset by receipt of interest income of $3.3 million.

Cash used in operating activities in the comparative period of 2025 consisted of $8.3 million on payroll costs, $7.6 million on various environmental work, $3.8 million on legal and consulting fees, $3.1 million on stakeholder engagement, $3.0 million on interest and underutilization fees paid on our credit facilities and the Working Capital Loan, $2.6 million on business development, investor relations and communications, $1.0 million on mining, technological and process development and $2.1 million for various expenses.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 of $0.9 million, included $1.0 million to purchase common shares of TMCR and $0.1 million for software development costs, partially offset by the receipt of a return of capital from investee of $0.3 million. A total of $0.1 million was spent on the development of software in the comparative period of 2025 which was offset by the receipt of a return of capital from an investee of $0.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $2.8 million, which consisted of proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $143.5 million, which consisted of net cash proceeds received from the Korea Zinc investment of $85.2 million, net proceeds from the 2025 Registered Direct Offerings of $36.7 million, the remaining net proceeds from the 2024 Registered Direct Offerings of $4.5 million, proceeds from shares issued from ATM of $14.8 million and proceeds from the exercise of stock options and warrants of $14.0 million. These proceeds were partially offset by repayments totaling $11.8 million on our credit facilities and on the Allseas Working Capital Loan.
Contractual Obligations and Commitments
NORI Exploration Contract
NORI is implementing its approved five-year plan of work. The extension approved by the Council of the ISA on July 20, 2026 includes a program of activities and anticipated annual expenditures for the extension period to July 21, 2031. Work plans are reviewed annually, agreed with the ISA and may change depending on progress.

TOML Exploration Contract

TOML is implementing its approved five-year plan of work for 2022 to 2026, with estimated expenditures of up to $44 million, which are indicative and subject to change. TOML reviews the program regularly and reports changes to the ISA in its annual reports. For the status of TOML’s extension application, see “Existing ISA Exploration Contracts” above.

Regulatory Obligations Relating to Exploration Contracts

The ISA requires each contractor to be sponsored by an ISA member State that exercises effective supervision and regulatory control over it. NORI and TOML are incorporated in, and sponsored by, Naoero and Tonga, respectively. If a sponsorship terminates, the affected subsidiary must obtain sponsorship from another ISA member State and submit a certificate of sponsorship to the ISA within six months, failing which its exploration contract will terminate, which would have a material adverse effect on that subsidiary and on us.

Sponsorship Agreements
On July 5, 2017, Naoero, the Naoero Seabed Minerals Authority and NORI entered into a sponsorship agreement, which Naoero and NORI revised on May 29, 2025. The revised agreement remains in force unless terminated by mutual agreement or in accordance with its terms, including for material breach or on the assignment of NORI’s rights and transfer of sponsorship to another State. NORI will pay Naoero a seabed mineral recovery payment of $2 per tonne of polymetallic nodules recovered under an ISA contract, adjusted annually for inflation, and an annual administration fee, initially $500,000, which may increase by 5% annually. The agreement also provides for potential continuity payments to Naoero if a subsidiary other than NORI develops nodules in the NORI Contract Area under the U.S. regulatory regime, during which NORI will maintain an office in Naoero and make annual investments in local presence, community initiatives and training for Naoeroan nationals. In connection with the revised agreement, we issued Naoero warrants to purchase 9,146,268 common shares at $4.72 per share and guaranteed certain financial obligations of NORI, with limited indemnification.

On March 8, 2008, Tonga and TOML entered into a sponsorship agreement, which was updated in September 2021 and on August 4, 2025. The revised agreement remains in force unless terminated by mutual agreement or in accordance with its terms, including for material breach. On commencement of commercial recovery under an ISA contract, TOML will pay the Tonga Seabed Minerals Authority $2 per tonne of polymetallic nodules recovered from the TOML Contract Area, adjusted annually for inflation. TOML also pays an annual administration fee of $90,000, which may increase by up to 5% annually. The agreement also provides for potential continuity benefit payments to Tonga if a subsidiary other than TOML develops nodules in the TOML Contract Area under the U.S. regulatory regime, during which TOML will maintain an office in Tonga and make annual investments in local presence, community initiatives and training for Tongan nationals. In connection with the revised agreement, we issued Tonga warrants to purchase 1,000,000 common shares at $5.87 per share and guaranteed certain financial obligations of TOML, with limited indemnification.

Allseas Agreement

The Allseas Agreement provides for the design, development, build, testing, commissioning and operation of an integrated offshore polymetallic nodule collection and production system with a nameplate capacity of 3.0 million wet tonnes of nodules per year, with commissioning targeted to begin in the fourth quarter of 2027, subject to regulatory approvals. The Allseas Agreement supersedes our March 29, 2019 strategic alliance agreement with Allseas and the March 16, 2022 non-binding term sheet between NORI and Allseas. See “Liquidity and Capital Resources” above and Note 6 to our condensed consolidated financial statements.

Offtake Agreement

On May 25, 2012, our subsidiary DeepGreen Engineering Pte. Ltd. entered into copper and nickel offtake agreements with Glencore under which it agreed to deliver to Glencore 50% of the annual copper and nickel produced at a facility it owns from nodules from the NORI Contract Area, at London Metal Exchange reference prices adjusted for product quality and delivery location. Either party may terminate on material breach or insolvency of the other party, and Glencore may terminate on twelve months’ notice.

Borrowing
2023 Credit Facility
On March 22, 2023, we entered into the 2023 Credit Facility with Argentum Cedit Virtuti GCV, an affiliate of Allseas, under which we could borrow up to $25.0 million pursuant to the terms and conditions of the 2023 Credit Facility, as amended. Pursuant to the Letter Agreement entered into on March 24, 2025, we agreed to cancel the 2023 Credit Facility with no outstanding amounts remaining, other than our obligation to pay Argentum Cedit Virtuti GCV the underutilization fee thereunder.
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

On September 9, 2024, we entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with Allseas Investments, a company related to Allseas. In accordance with the Working Capital Loan Agreement, Allseas Investments provided a loan to us amounting to $5 million (the “Working Capital Loan”) on September 10, 2024, to be used towards general corporate purposes and the repayment of all outstanding amounts under the Loan between us and Argentum Cedit Virtuti GCV. On October 18, 2024, we entered into the First Amendment to the Working Capital Loan Agreement with Allseas Investments, resulting in a further draw of $2.5 million by us and a total Working Capital Loan drawn amount of $7.5 million. On March 24, 2025, we entered into a Letter Agreement with Allseas Investments and Argentum Cedit Virtuti GCV, pursuant to which the original repayment date under the Working Capital Loan Agreement was extended to September 30, 2025, with principal and interest repayable on that date. During the second quarter of 2025, we repaid the entire outstanding loan and interest, amounting to $7.5 million and $0.5 million, respectively, and cancelled the Working Capital Loan Agreement.
2024 Credit Facility with ERAS Capital LLC and Gerard Barron
Under the 2024 Credit Facility with ERAS Capital LLC and Gerard Barron we may borrow up to $44 million in aggregate ($22 million from each of the 2024 Lenders). On March 25, 2026, the 2024 Lenders extended the maturity date by one year for any borrowings under the 2024 Credit Facility, expiring on June 30, 2027. See above for a further description of the 2024 Credit Facility. As of September 30, 2026, we had no borrowings under the 2024 Credit Facility and are only incurring the underutilization fee.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet arrangements.
Critical Accounting Estimates Update
Our condensed consolidated interim financial statements have been prepared in conformity with U.S. GAAP, which requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Except as described in Note 3 to our condensed consolidated interim financial statements included in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market and other risks including changes in interest rates, inflation and foreign currency, the availability of funding, hazard events, specific asset risks, regulatory, public policy and technology risks.
Interest Rate Risk and Credit Risk
Interest rate risk is the risk that the fair value of our future cash flows and our financial instruments will fluctuate because of changes in market interest rates.
We invest excess cash in investment-grade short-term deposit certificates issued by reputable financial institutions with which we hold our bank accounts, and we believe the risk of loss is remote. We monitor these investments and the credit ratings of our banks. As of September 30, 2026, our funds were held in readily available, highly liquid interest-bearing investments.
Credit risk is the risk that a counterparty defaults on its obligation. Our receivables consist primarily of sales tax recoverable from the Government of Canada, and we consider the risk of default to be low. We expect our credit risk to increase once we commence commercial production and have customers.

Regulatory Risk
Emissions regulations, such as cap-and-trade schemes and carbon taxes, would likely increase our future operating, energy and equipment costs, including costs of carbon taxes or offsets. We cannot estimate the impact of potential future regulations on our operations.

We are working on a plan for continuous emissions reduction and aim to develop operations with near-zero emissions. Access to renewable energy is a requirement in selecting the location of our onshore plant, as our metallurgical process will be the most energy-intensive step in our operations. We have tested renewable alternatives to the metallurgical coal used as a reductant in calcining nodules and are assessing approaches to decarbonize our offshore operations. To date, potential regulations have not had a material impact on our business.

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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
For a description of our material pending legal proceedings, see Note 17 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, which is incorporated by reference into this Item 1. We also describe below a proceeding to which we are not a party and in which TMC USA intends to seek leave to intervene.

On September 30, 2026, Conservation Council for Hawai‘i and the Center for Biological Diversity filed a complaint against NOAA and Dr. Neil Jacobs, in his official capacity as Administrator of NOAA, in the United States District Court for the District of Hawaii, captioned Conservation Council for Hawai‘i and Center for Biological Diversity v. National Oceanic and Atmospheric Administration and Dr. Neil Jacobs, No. 1:26-cv-00506 (D. Haw.). The complaint challenges NOAA’s certification of the USA-B Application on May 26, 2026. The plaintiffs allege that NOAA failed to make available for public examination all materials relevant to the application during the statutory comment period, as required by DSHMRA, and that the certification was therefore made without observance of procedure required by law and is arbitrary and capricious, in violation of DSHMRA and the Administrative Procedure Act. The plaintiffs seek a declaratory judgment to that effect, vacatur of the certification, injunctive relief, and costs and attorneys’ fees. Neither TMC nor TMC USA is named as a defendant, and no claim for damages has been asserted against us or any of our subsidiaries. TMC USA intends to seek leave to intervene as a defendant in order to defend the certification. If the certification were vacated, NOAA would be required to conduct further proceedings on the application before an exploration license could be issued, which could delay the timetable for the USA-B Application.

ITEM 1A.   RISK FACTORS.
In addition to the other information in this Quarterly Report, you should carefully consider the risk factors described in Part I, Item 1A of our 2025 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, which could materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes from or additions to the risk factors disclosed in those reports. We may disclose changes to risk factors or additional factors from time to time in our future filings with the SEC.

Litigation challenging NOAA’s certification of the USA-B Application could delay or disrupt our path to a DSHMRA exploration license and commercial recovery permit.

On September 30, 2026, Conservation Council for Hawai‘i and the Center for Biological Diversity filed suit against NOAA in the United States District Court for the District of Hawaii challenging NOAA’s certification of the USA-B Application and seeking an order vacating that certification. The plaintiffs allege that NOAA failed to make available for public examination all materials relevant to the application during the statutory comment period, as required by DSHMRA, and that the certification was therefore made without observance of procedure required by law and is arbitrary and capricious. Neither TMC nor TMC USA is named as a defendant, and TMC USA intends to seek leave to intervene as a defendant in order to defend the certification. See Part II, Item 1 of this Quarterly Report.

Certification is a prerequisite to the issuance of an exploration license under DSHMRA. If the court were to vacate the certification, NOAA would be required to conduct further proceedings on the USA-B Application before it could issue a license, which could include making additional materials available for public examination, accepting further public comment and making a new certification decision. We cannot predict how long any such further proceedings would take or what their outcome would be, and a vacatur could delay or disrupt the environmental review that NOAA commenced with its Notice of Intent published on August 17, 2026. A ruling on the scope of the materials that NOAA must make available under DSHMRA could also affect the public comment process for the USA-A Application, including the comment period that closed on October 19, 2026, and for any future application we may submit, and could expose any certification of the USA-A Application to a similar challenge.

We cannot assure you that the certification will be upheld, that TMC USA will seek or be permitted to intervene, or that we will be able to participate fully in the defense of the certification if TMC USA is not permitted to intervene. We will not control the federal defendants' defense of the certification, even if TMC USA is permitted to intervene. The proceedings may continue for an extended period, including through any appeal, and we expect to continue to incur legal costs while they do. The complaint seeks injunctive relief, and we cannot predict whether the plaintiffs will seek, or whether a court would grant, relief that suspends NOAA’s continuing review of the USA-B Application while the case is pending. Delay or uncertainty of this kind, whether or not the challenge ultimately succeeds, could delay our regulatory timetable, increase our costs, affect our relationships with regulators, our sponsoring States and our commercial partners, and have a material adverse effect on our business, financial condition and prospects.

The ISA’s inquiry into the possible non-compliance of NORI and TOML with their exploration contracts, and the related proceedings before the Seabed Disputes Chamber, could adversely affect our rights under the ISA regime.

In March 2026, the ISA identified our subsidiaries NORI and TOML as contractors requiring specific attention for possible non-compliance with their exploration contracts. NORI and TOML maintain that they have complied with their contractual obligations and have each instituted proceedings against the ISA before the Chamber challenging the process by which the inquiry is being conducted.

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
The timing of the merits phase is uncertain and may extend well beyond our current expectations. The ISA's deadline to file its defense on the merits is March 30, 2027 and, accordingly, the merits would not be heard before the second half of 2027 at the earliest. We expect to continue to incur legal costs while the proceedings continue, and prolonged uncertainty may adversely affect our relationships with the ISA, our sponsoring States and our commercial partners.

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

In addition, TOML’s exploration contract is due to expire on January 11, 2027, before the LTC is scheduled to consider its extension application, and TOML expects the contract to be deemed extended from January 12, 2027 under the transitional provision of the ISA’s extension procedures. If the ISA were to take a different view of the application of that provision, or if either extension were denied or delayed, our exploration rights could lapse or be interrupted, which could adversely affect our sponsorship arrangement with Tonga and have a material adverse effect on our business, financial condition and prospects.

If we are unable to implement and maintain effective internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and we may face litigation.

As a public company, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act, and are required to implement and maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Under Section 404(a) of the Sarbanes-Oxley Act, our management is required to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for each fiscal year. Based on our capitalization and share price as of June 30, 2026, we expect to transition to “large-accelerated filer” status for the year ending December 31, 2026. As a result, we expect to be subject to Section 404(b) of the Sarbanes-Oxley Act, which will require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in the Annual Report on Form 10-K for the year ending December 31, 2026, among other additional requirements. Compliance with Section 404(b) of the Sarbanes-Oxley Act will result in increased costs and expenses and will divert management resources from other matters. If we are unable to assert that our internal control over financial reporting is effective, or, if required, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common shares could be adversely affected. In addition, any misstatement in our financial information caused by a material weakness could lead to shareholder litigation that could have a material adverse effect on our business or financial condition. For example, we have identified deficiencies in our internal control over financial reporting and previously identified and remediated material weaknesses in our internal control over financial reporting. Certain of these material weaknesses caused us to restate financial information and resulted in shareholder litigation against us. There is no guarantee that the identified deficiencies will not result in a material weakness or that we will otherwise be able to maintain effective internal controls in the future.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities

On July 2, 2026, we issued 7,305,567 common shares to Allseas, at the direction of Allseas Deepsea, in settlement of $43.2 million owing under the Allseas Agreement for development work performed by Allseas and its affiliates on the nodule collection system, comprising $32.8 million owing as at March 31, 2026, $7.9 million from the remeasurement of the share-settled obligation and $2.5 million of additional negotiated initial costs. The number of shares was based on a 10% discount to the 20-trading-day volume-weighted average price ending on March 30, 2026. The shares were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering. Allseas is a sophisticated investor and our largest shareholder.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2026.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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
______________________________________________________________
*The certifications attached as Exhibit 32 are not deemed filed with the SEC and are not to be incorporated by reference into any filing of TMC the metals company Inc. under the Securities Act or the Exchange Act, as amended (whether made before or after the date of this Quarterly Report), irrespective of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TMC THE METALS COMPANY INC.

Date: November 12, 2026	By:	/s/ Gerard Barron
Gerard Barron
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Craig Shesky
Craig Shesky
Chief Financial Officer